Form 10-Q
period 2008-03-31
LINN ENERGY, LLC
filed 2008-05-08
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of April 30, 2008, there were 114,953,864 units outstanding.

i

GLOSSARY OF TERMS

As commonly used in the oil and gas industry and as used in this Quarterly Report on Form 10-Q, the following terms have the following meanings:

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

Tcfe.  One trillion cubic feet equivalent, determined using the ratio of six Mcf of gas to one Bbl of oil, condensate or natural gas liquids.

ii

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements

LINN ENERGY, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(in thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$1,076	$1,441
Accounts receivable – trade, net	197,342	149,850
Derivative instruments	—	26,100
Other current assets	15,454	5,768
Total current assets	213,872	183,159

Oil and gas properties and equipment (successful efforts method)	4,274,036	3,618,741
Less accumulated depreciation, depletion and amortization	(176,326)	(127,265)
	4,097,710	3,491,476

Property and equipment	27,604	37,407
Less accumulated depreciation	(4,299)	(5,383)
	23,305	32,024

Other noncurrent assets:
Goodwill	64,419	64,419
Other noncurrent assets, net	14,280	36,625
	78,699	101,044
Total assets	$4,413,586	$3,807,703

Liabilities and Unitholders’ Capital
Current liabilities:
Accounts payable and accrued expenses	$225,764	$223,636
Derivative instruments	158,415	6,148
Other current liabilities	24,381	12,943
Total current liabilities	408,560	242,727

Noncurrent liabilities:
Credit facility	1,665,000	1,443,000
Term loan	400,000	—
Derivative instruments	190,348	63,813
Other noncurrent liabilities	37,440	31,522
Total noncurrent liabilities	2,292,788	1,538,335

Unitholders’ capital:
114,540,574 units and 113,815,914 units issued and outstanding at March 31, 2008 and December 31, 2007, respectively	2,319,616	2,374,660
Accumulated loss	(607,378)	(348,019)
	1,712,238	2,026,641
Total liabilities and unitholders’ capital	$4,413,586	$3,807,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per unit amounts)
Revenues:
Oil, gas and natural gas liquid sales	$195,516	$39,204
Loss on oil and gas derivatives	(268,794)	(60,441)
Natural gas marketing revenues	4,147	1,778
Other revenues	665	2,090
	(68,466)	(17,369)

Expenses:
Operating expenses	41,838	12,456
Natural gas marketing expenses	3,994	1,347
General and administrative expenses	20,014	10,621
Data license expenses	2,428	—
Depreciation, depletion and amortization	50,470	11,851
	118,744	36,275
	(187,210)	(53,644)

Other income and (expenses):
Interest expense, net of amounts capitalized	(32,384)	(9,836)
Loss on interest rate swaps	(39,393)	(77)
Other expenses, net	(163)	(658)
	(71,940)	(10,571)
Loss before income taxes	(259,150)	(64,215)
Income tax provision	(209)	(3,632)
Net loss	$(259,359)	$(67,847)

Net loss per unit:
Units – basic	$(2.28)	$(1.35)
Units – diluted	$(2.28)	$(1.35)

Class C units – basic	$—	$(1.35)
Class C units – diluted	$—	$(1.35)

Weighted average units outstanding:
Units – basic	113,757	45,456
Units – diluted	113,757	45,456

Class C units – basic	—	4,894
Class C units – diluted	—	4,894

Distributions declared per unit	$0.63	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC

CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS’ CAPITAL

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Unitholders’ capital:
Balance, beginning of period	$2,374,660	$434,624
Sale of private placement units, net of expense of $6,860	—	353,140
Issuance of units	14,708	—
Cancellation of units	(1,451)	(7,399)
Distributions to unitholders	(72,189)	(22,745)
Unit-based compensation and unit warrant expenses	3,888	3,740
Balance, end of period	2,319,616	761,360
Accumulated loss:
Balance, beginning of period	(348,019)	16,330
Net loss	(259,359)	(67,847)
Balance, end of period	(607,378)	(51,517)
Treasury units (at cost):
Balance, beginning of period	—	—
Purchase of units	(1,451)	(7,399)
Cancellation of units	1,451	7,399
Balance, end of period	—	—
Total unitholders’ capital	$1,712,238	$709,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash flow from operating activities:
Net loss	$(259,359)	$(67,847)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization and other	52,757	11,733
Unit-based compensation and unit warrant expenses	3,888	3,740
Deferred income tax	—	3,501
Mark-to-market on derivatives:
Total losses	308,187	60,518
Cash settlements	(1,958)	6,447
Premiums paid for derivatives	(1,278)	(52,992)
Changes in assets and liabilities:
Increase in accounts receivable	(57,012)	(3,923)
Decrease in other assets	1,245	3,094
Increase (decrease) in accounts payable and accrued expenses	12,251	(2,799)
Increase in other liabilities	2,479	639
Net cash provided by (used in) operating activities	61,200	(37,889)
Cash flow from investing activities:
Acquisition of oil and gas properties	(517,990)	(440,418)
Additions to oil and gas properties	(92,739)	(18,715)
Purchases of property and equipment	(2,565)	(3,284)
Proceeds from sales of property and equipment	—	2,492
Net cash used in investing activities	(613,294)	(459,925)
Cash flow from financing activities:
Proceeds from sale of units	—	360,000
Purchase of units	(1,451)	(7,399)
Proceeds from issuance of debt	667,000	171,000
Principal payments on debt	(44,927)	(239)
Distributions to unitholders	(72,189)	(22,745)
Financing fees and other, net	3,296	(8,422)
Net cash provided by financing activities	551,729	492,195
Net decrease in cash and cash equivalents	(365)	(5,619)
Cash and cash equivalents:
Beginning	1,441	6,595
Ending	$1,076	$976

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

The condensed consolidated financial statements at March 31, 2008, and for the three months ended March 31, 2008 and 2007, are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations, and as such this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

Certain amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the 2008 financial statement presentation.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated upon consolidation.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP.  Actual results could differ from those estimates.

(2)                                 Acquisitions

The Company accounts for its acquisitions using the purchase method of accounting as prescribed in SFAS No. 141, “Business Combinations.”  On January 31, 2008, the Company completed the acquisition of certain oil and gas properties, effective October 1, 2007, located primarily in the Mid-Continent region from Lamamco Drilling Company (“Lamamco”) for a contract price of $552.2 million, subject to purchase price adjustments (“Mid-Continent IV”).  The acquisition was financed with a combination of borrowings under the Company’s credit facility and proceeds from a term loan entered into at closing (see Note 6).

The following presents the preliminary purchase accounting for the Mid-Continent IV acquisition, based on preliminary estimates of fair value:

Mid-Continent IV
(in thousands)

Cash	$534,821
Estimated transaction costs	570
Estimated pending closing adjustments	(807)
534,584
Fair value of liabilities assumed	4,972
Total purchase price	$539,556

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following presents the preliminary allocation of the purchase price for the Mid-Continent IV acquisition, based on preliminary estimates of fair value:

Mid-Continent IV
(in thousands)

Current assets	$1,811
Oil and gas properties	536,600
Property, plant and equipment	1,145
$539,556

The purchase price and purchase price allocation above are based on reserve reports, published market prices and estimates by management.  The most significant assumptions are related to the estimated fair values assigned to proved oil and gas properties.  To estimate the fair values of these properties, the Company utilized preliminary estimates of oil and gas reserves.  The Company estimated future prices to apply to the estimated reserve quantities acquired, and estimated future operating and development costs to arrive at estimates of future net revenues.  The Company also reviewed comparable purchases and sales of oil and gas properties within the same regions.  The purchase price and the allocation of the purchase price are preliminary.  Items pending completion include final closing adjustments and completion of independent appraisals of fixed assets, and additional analysis related to the fair value of oil and gas reserves, including discounted cash flows and market-based data.  The purchase price and purchase price allocation will be finalized within one year of the acquisition date.

The following unaudited pro forma financial information presents a summary of Linn Energy’s consolidated results of operations for the three months ended March 31, 2008 and 2007, assuming the Mid-Continent IV acquisition had been completed as of January 1, 2007, including adjustments to reflect the allocation of the purchase price to the acquired net assets.  The pro forma financial information also assumes that the following 2007 acquisitions were completed as of January 1, 2007:

•                  February 1, 2007, effective January 1, 2007, acquisition of certain oil and gas properties and related assets in the Texas Panhandle for a contract price of $415.0 million (“Mid-Continent I”)

•                  June 12, 2007, effective April 1, 2007, acquisition of certain oil and gas properties in the Texas Panhandle for a contract price of $90.5 million (“Mid-Continent II”)

•                  August 31, 2007, effective July 1, 2007, acquisition of certain oil and gas properties in the Mid-Continent, in Oklahoma, Kansas and the Texas Panhandle for a contract price of $2.05 billion (“Mid-Continent III”)

The revenues and expenses of the Mid-Continent I, Mid-Continent II and Mid-Continent III assets are included in the consolidated results of the Company as of February 1, 2007, June 12, 2007 and September 1, 2007, respectively.  The revenues and expenses of the Mid-Continent IV assets are included in the consolidated results of the Company effective February 1, 2008.  The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of these dates.

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per unit amounts)

Total revenues	$(59,193)	$79,463
Total operating expenses	$123,375	$92,809
Net loss	$(258,354)	$(52,098)

Net loss per unit:
Units – basic	$(2.27)	$(1.03)
Units – diluted	$(2.27)	$(1.03)

Class C units – basic	$—	$(1.03)
Class C units – diluted	$—	$(1.03)

(3)                                 Unitholders’ Capital

Issuance of Units

In the first quarter of 2008, the Company issued 600,000 units in connection with the acquisition of certain gas properties in Appalachia (equal to a fair value of approximately $14.7 million).

In the first quarter of 2007, the Company closed its private placement of $360.0 million of units to a group of institutional investors, consisting of 7,465,946 Class C units at a price of $25.06 per unit, and 6,650,144 units at a price of $26.00 per unit.  Proceeds, net of expenses, were $353.1 million and were used to finance the acquisitions of certain oil and gas properties in the Mid-Continent and Appalachia.  The Class C units were converted into units on a one-for-one basis in April 2007.

Cancellation of Units

In the first quarter of 2008 and the first quarter of 2007, the Company purchased 72,337 and 226,561 restricted units from employees for $1.5 million and $7.4 million, respectively, (market price on the day of purchase) in conjunction with the vesting of restricted unit awards.  The proceeds were used to fund the employees’ payroll taxes on the awards, and the Company canceled the units.

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(4)                                 Oil and Gas Capitalized Costs

Aggregate capitalized costs related to oil and gas production activities with applicable accumulated depreciation, depletion and amortization are presented below:

	March 31,	December 31,
	2008	2007
	(in thousands)
Proved properties:
Leasehold acquisition	$3,656,115	$3,095,400
Development	347,315	254,251
Unproved properties	156,328	156,908
Gas compression plant and pipelines	114,278	112,182
	4,274,036	3,618,741
Less accumulated depletion, depreciation and amortization	(176,326)	(127,265)
	$4,097,710	$3,491,476

During March 2008, the Company exited the drilling and service business in Appalachia provided by its wholly owned subsidiary Mid Atlantic Well Service (“Mid Atlantic”).  At March 31, 2008, substantially all of the property and equipment held by Mid Atlantic totaling approximately $9.2 million were classified as available for sale and reported in “other current assets” on the condensed consolidated balance sheet.  During the three months ended March 31, 2008, the Company recorded an impairment loss on the assets held for sale of approximately $0.3 million, which is recorded in “general and administrative expenses” on the condensed consolidated statement of operations.  The Company is actively marketing the assets for sale and expects such sale to be completed during the second quarter of 2008.

(5)                                 Business and Credit Concentrations

For the three months ended March 31, 2008, the Company’s two largest customers each represented approximately 14% of the Company’s sales.  For the three months ended March 31, 2007, the Company’s three largest customers represented approximately 34%, 19% and 12%, respectively, of the Company’s sales.

At March 31, 2008, two customers’ trade accounts receivable from oil, gas and natural gas liquids (“NGL”) sales accounted for more than 10% of the Company’s total trade accounts receivable.  As of March 31, 2008, trade accounts receivable from the Company’s two largest customers represented approximately 14% and 11% of the Company’s receivables.  At December 31, 2007, three customers’ trade accounts receivable from oil, gas and NGL sales accounted for more than 10% of the Company’s total trade accounts receivable.  As of December 31, 2007, trade accounts receivable from the Company’s three largest customers represented approximately 22%, 13% and 12% of the Company’s receivables.

(6)                                 Debt

Credit Facility

At March 31, 2008, the Company had a $1.9 billion borrowing base under its Third Amended and Restated Credit Agreement (“Credit Facility”) with a maturity of August 2010.  Effective April 11, 2008, the borrowing base under the Credit Facility was redetermined and increased to $2.0 billion, all of which is conforming.

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The borrowing base under the Credit Facility will be redetermined semi-annually by the lenders in their sole discretion, based on, among other things, reserve reports as prepared by reserve engineers taking into account the oil and gas prices at such time.  At the Company’s election, interest on borrowings under the Credit Facility is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 1.00% and 1.75% per annum or the alternate base rate (“ABR”) plus an applicable margin between 0% and 0.25% per annum.

Term Loan

On January 31, 2008, in order to fund a portion of the January 2008 acquisition of oil and gas properties in the Mid-Continent (see Note 2), the Company entered into a $400.0 million Second Lien Term Loan Agreement (“Term Loan”) maturing on July 31, 2009, secured by a second priority lien on all oil and gas properties as well as a second priority pledge on all ownership interests in its operating subsidiaries.  In connection with this loan, the Company paid financing fees of approximately $6.3 million, which were deferred and amortized over the life of the Term Loan.  Covenants under the Term Loan are substantially similar to those under the Credit Facility.  Interest is determined by reference to LIBOR plus an applicable margin of 5.0% for the first twelve months and 7.5% for the remaining period until maturity or a domestic bank rate plus an applicable margin of 3.5% for the first twelve months and 6.0% for the remaining period until maturity.

As of March 31, 2008 and December 31, 2007, the Company had the following debt outstanding:

	March 31,	December 31,
	2008	2007
	(in thousands)

Credit Facility (1)	$1,665,000	$1,443,000
Term Loan (2)	400,000	—
Less current maturities	—	—
	$2,065,000	$1,443,000

(1)              Variable rate of 4.73% at March 31, 2008 and 7.02% at December 31, 2007.

(2)              Variable rate of 8.09% at March 31, 2008.

At March 31, 2008, the Company also had $2.5 million outstanding letters of credit, which reduce its borrowing availability under the Credit Facility.  At March 31, 2008, available borrowing under the Credit Facility was $232.5 million.  With the increase in borrowing base noted above, available borrowing under the Credit Facility was $347.3 million at April 30, 2008.

(7)                                 Derivatives

Commodity Derivatives

The Company sells oil, gas and NGL in the normal course of its business and utilizes derivative instruments to minimize the variability in cash flows due to price movements in oil, gas and NGL.  The Company enters into derivative instruments such as swap contracts, collars and put options to hedge a portion of its forecasted oil, gas and NGL sales.  Oil puts are also used to hedge NGL sales.  See Note 8 for additional disclosures about oil and gas commodity derivatives as required by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table summarizes open positions as of March 31, 2008 and represents, as of such date, derivatives in place through December 31, 2013, on annual production volumes:

	Year 2008	Year 2009	Year 2010	Year 2011	Year 2012	Year 2013
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMMBtu)	32,907	49,271	42,086	38,741	34,066	—
Average Price ($/MMBtu)	$8.48	$8.32	$8.14	$8.08	$8.45	$—
Puts:
Hedged Volume (MMMBtu)	4,708	6,960	6,960	6,960	—	—
Average Price ($/MMBtu)	$8.07	$7.50	$7.50	$7.50	$—	$—
PEPL Puts: (1)
Hedged Volume (MMMBtu)	2,891	5,334	10,634	13,259	5,934	—
Average Price ($/MMBtu)	$7.85	$7.85	$7.85	$7.85	$7.85	$—
Total:
Hedged Volume (MMMBtu)	40,506	61,565	59,680	58,960	40,000	—
Average Price ($/MMBtu)	$8.39	$8.19	$8.02	$7.96	$8.36	$—

Oil Positions:
Fixed Price Swaps:
Hedged Volume (MBbls)	2,064	2,437	2,150	2,073	2,025	900
Average Price ($/Bbl)	$82.11	$78.07	$78.28	$79.65	$77.65	$72.22
Puts: (2)
Hedged Volume (MBbls)	1,401	1,843	2,250	2,352	500	—
Average Price ($/Bbl)	$73.34	$72.13	$70.56	$69.11	$77.73	$—
Collars:
Hedged Volume (MBbls)	—	250	250	276	348	—
Average Floor Price ($/Bbl)	$—	$90.00	$90.00	$90.00	$90.00	$—
Average Ceiling Price ($/Bbl)	$—	$114.25	$112.00	$112.25	$112.35	$—
Total:
Hedged Volume (MBbls)	3,465	4,530	4,650	4,701	2,873	900
Average Price ($/Bbl)	$78.57	$76.31	$75.17	$74.98	$79.16	$72.22

Gas Basis Differential Positions:
PEPL Basis Swaps: (3)
Hedged Volume (MMMBtu)	27,109	34,666	29,366	26,741	34,066	—
Hedged Differential ($/MMBtu)	$(0.95)	$(0.95)	$(0.95)	$(0.95)	$(0.95)	$—

(1)              Settle on the Panhandle Eastern Pipeline (“PEPL”) spot price of gas to hedge basis differential associated with gas production in the Mid-Continent region.

(2)              The Company utilizes oil puts to hedge revenues associated with its NGL production.

(3)              Represents a swap of the basis between the New York Mercantile Exchange (“NYMEX”) and the PEPL spot price of gas of $(0.95) per MMBtu for the volumes hedged.

Settled derivatives on gas production for the three months ended March 31, 2008 included a volume of 14,634 MMMBtu at an average contract price of $8.38.  Settled derivatives on oil and NGL production for the three months ended March 31, 2008 included a volume of 795 MBbls at an average contract price of $74.76.  The gas derivatives are settled based on the closing NYMEX future price of gas or on the published PEPL spot price of gas on the settlement date, which occurs on the third day preceding the

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

production month.  The oil transactions are settled based on the average month’s daily NYMEX price of light oil and settlement occurs on the final day of the production month.

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

See Note 16 for detail about gas hedge contracts canceled subsequent to March 31, 2008.

Interest Rate Swaps

The Company has entered into interest rate swap agreements based on LIBOR to minimize the effect of fluctuations in interest rates.  If LIBOR is lower than the fixed rate in the contract, the Company is required to pay the counterparties the difference, and conversely, the counterparties are required to pay the Company if LIBOR is higher than the fixed rate in the contract.  The Company did not designate the interest rate swap agreements as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”); therefore, the changes in fair value of these instruments are recorded in current earnings.  See Note 8 for additional disclosures about interest rate swaps as required by SFAS 157.

The following presents the settlement terms of the interest rate swaps:

	Year 2008	Year 2009	Year 2010	Year 2011 (1)

Notional Amount (in thousands)	$50,000	$—	$—	$—
Fixed Rate	5.79%	—	—	—
Notional Amount (in thousands)	$985,000	$985,000	$985,000	$985,000
Fixed Rate	4.25%	5.10%	5.10%	5.10%
Notional Amount (in thousands)	$177,000	$227,000	$227,000	$227,000
Fixed Rate	3.50%	4.89%	4.89%	4.89%

(1)     Represents interest rate swaps that settle in January 2011.

Outstanding Notional Amounts

The following presents the outstanding notional amounts and maximum number of months outstanding of derivative instruments:

	March 31,	December 31,
	2008	2007

Outstanding notional amounts of gas hedges (MMMBtu)	260,711	275,769
Maximum number of months gas hedges outstanding	56	59
Outstanding notional amounts of oil hedges (MBbls)	21,119	16,214
Maximum number of months oil hedges outstanding	68	72
Outstanding notional amount of interest rate swaps (in thousands)	$1,212,000	$1,212,000
Maximum number of months interest rate swaps outstanding	33	36

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Balance Sheet Presentation

The Company’s commodity derivatives and interest rate swap derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets.  The following summarizes the fair value of derivatives outstanding on a gross basis:

	March 31,	December 31,
	2008	2007
	(in thousands)
Assets:
Commodity derivatives	$192,001	$244,847
Interest rate swaps	—	2,548
	$192,001	$247,395
Liabilities:
Commodity derivatives	$472,884	$260,058
Interest rate swaps	67,880	32,475
	$540,764	$292,533

The Company’s counterparties are participants in its Credit Facility (see Note 6) which is secured by the Company’s oil and gas reserves; therefore, the Company is not required to post any collateral.  The counterparties are large, international financial services institutions and therefore the Company does not require collateral from the counterparties.  The maximum amount of loss due to credit risk, based on the gross fair value of financial instruments that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts was approximately $26.4 million at March 31, 2008.  In accordance with the Company’s standard practice, its commodity and interest rate swap derivatives are subject to counterparty netting under master netting agreements and therefore the risk of such loss is substantially mitigated at March 31, 2008.

Gain (Loss) on Derivatives

Gains and losses on derivatives are reported on the condensed consolidated statements of operations in “gain (loss) on oil and gas derivatives” and “gain (loss) on interest rate swaps” and includes realized and unrealized gains (losses).  Realized gains (losses) represent amounts the Company received or paid upon settlement of the derivative instruments.  Unrealized gains (losses) represent the change in fair value of the derivative instruments and are non-cash items.  The following presents the Company’s reported gains and losses on derivative instruments:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Realized gains (losses):
Commodity derivatives	$(15,247)	$9,073
Interest rate swaps	(1,441)	82
	$(16,688)	$9,155
Unrealized losses:
Commodity derivatives	$(253,547)	$(69,514)
Interest rate swaps	(37,952)	(159)
	$(291,499)	$(69,673)
Total losses:
Commodity derivatives	$(268,794)	$(60,441)
Interest rate swaps	(39,393)	(77)
	$(308,187)	$(60,518)

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Realized gains (losses) in the table above are based on contract settlement dates and include both cash and accrued gains and losses.  The “cash settlements” reported within operating activities on the statement of cash flows reflect only cash receipts or payments during the periods presented.

(8)                                 Fair Value of Financial Instruments

The Company accounts for its oil and gas commodity derivatives and interest rate swaps at fair value (see Note 7) on a recurring basis.  Effective January 1, 2008, the Company adopted SFAS 157 for these financial instruments.  SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  The impact of the adoption of SFAS 157 to the Company’s results of operations was a decrease to net loss by approximately $9.7 million, or $0.08 per unit, for the three months ended March 31, 2008, resulting from an assumed credit risk adjustment.

The fair value of derivative instruments is determined utilizing pricing models for significantly similar instruments.  The models use a variety of techniques to arrive at fair value, including quotes and pricing analysis.  Inputs to the pricing models include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

Fair Value Hierarchy

In accordance with SFAS 157, the Company has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

Financial assets and liabilities recorded on the condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1                     Financial assets and liabilities for which values are based on unadjusted quoted prices for identical assets or liabilities in an active market that management has the ability to access.

Level 2                     Financial assets and liabilities for which values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (commodity derivatives and interest rate swaps).

Level 3                     Financial assets and liabilities for which values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

As required by SFAS 157, when the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company conducts a review of fair value hierarchy classifications on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at March 31, 2008.  These items are included in “derivative instruments” on the condensed consolidated balance sheet.

	Fair Value Measurements on a Recurring Basis March 31, 2008
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$192,001	$(192,001)	$—

Liabilities:
Commodity derivatives	$472,884	$(192,001)	$280,883
Interest rate swaps	$67,880	$—	$67,880

(1)     Represents counterparty netting under master netting agreements.

(9)                                 Commitments and Contingencies

From time to time the Company is a party to various legal proceedings or is subject to industry rulings that could bring rise to claims in the ordinary course of business.  The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its business, financial position, results of operations or liquidity.

(10)                          Earnings Per Unit

Basic and diluted earnings per unit are presented on the condensed consolidated statements of operations.  Basic units outstanding excludes the effect of average anti-dilutive common stock equivalents related to unit options and warrants and unvested restricted units of 2,355,865 and 1,834,646 for the three months ended March 31, 2008 and 2007, respectively.  All equivalent units were anti-dilutive for the three months ended March 31, 2008 and 2007, as the Company reported a net loss from operations.

Dual presentation of basic and diluted earnings per unit has been presented for the three months ended March 31, 2007 for each class of units issued and outstanding at that date, units and Class C units.  Net income per unit was allocated to the units and the Class C units on an equal basis.  Since the Class C units were converted to units in April 2007, they share equally in all distributions.

(11)                          Unit-Based Compensation

Employee Grants

During the three months ended March 31, 2008, the Company granted an aggregate 296,120 restricted units and 641,000 unit options to employees as part of its annual review of employee compensation with an aggregate fair value of approximately $7.6 million.  The majority of these restricted units and options vest ratably over three years.  For the three months ended March 31, 2008 and 2007, the Company recorded unit-based compensation expense of approximately $3.9 million and $3.3 million, respectively, as a non-cash charge against income before income taxes and it is included in “operating expenses” and “general and administrative expenses” on the condensed consolidated statements of operations.

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(12)                          Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax purposes with all income tax liabilities and/or benefits of the Company being passed through to the unitholders, with the exception of the state of Texas.  As such, no recognition of federal income taxes for the Company or its subsidiaries that are organized as limited liability companies have been provided for in the accompanying financial statements.  Limited liability companies are subject to state income taxes in Texas.  In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.

(13)                          Related Party Transactions

Lehman Brothers Holdings, Inc.

At March 31, 2008, on an aggregate basis, a group of certain direct or indirect wholly owned subsidiaries of Lehman Brothers Holdings, Inc. (“Lehman”) owned over 10% of the Company’s outstanding units.  As such, Lehman is considered a related party under the provisions of SFAS No. 57 “Related Party Disclosures.”  Lehman subsidiaries provide certain services to the Company, including participation in the Company’s Credit Facility and Term Loan (see Note 6) and sale of commodity derivative instruments (see Note 7), which were all consummated on terms equivalent to those that prevail in arm’s-length transactions.  See Note 16 regarding additional services provided by Lehman to the Company.

During the three months ended March 31, 2008 and 2007, the Company paid distributions on units to Lehman of approximately $9.3 million and $1.2 million, respectively.  During the three months ended March 31, 2008, the Company purchased approximately $1.3 million of deal contingent oil swap contracts from Lehman.

During the three months ended March 31, 2008 and 2007, the Company paid Lehman, through the administrator of its Credit Facility and Term Loan, interest on borrowings of approximately $1.1 million and $0.4 million, respectively, and financing fees of approximately $0.4 million and $13,000, respectively.

During the three months ended March 31, 2007, in conjunction with its February 2007, $360.0 million private placement of units, the Company paid Lehman underwriting fees of approximately $2.1 million.  Lehman was a participant in the private placement and the Company received $50.0 million of proceeds from Lehman in relation to this transaction during the same time period.

The following sets forth the amounts due to or from Lehman as of the respective balance sheet dates included in the accompanying condensed consolidated financial statements:

	March 31,	December 31,
	2008	2007
	(in thousands)
Assets:
Current oil and gas derivative assets	$—	$14,226
Liabilities:
Accrued interest payable	$298	$162
Current oil and gas derivative liabilities	$85,385	$—
Other current liabilities	$—	$1,278
Long-term debt	$75,250	$40,404
Noncurrent oil and gas derivative liabilities	$73,663	$7,028

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Other

Eric P. Linn, brother of the Company’s Chairman and Chief Executive Officer, served as President of one of the Company’s wholly owned subsidiaries.  Effective March 31, 2008, Mr. Linn’s employment with the Company terminated and he executed a Severance Agreement and Release.  Under the terms of that agreement, Mr. Linn will receive $0.2 million in cash, six months of outplacement services, accelerated vesting of certain unvested restricted units and unvested options, and payment of COBRA coverage until December 31, 2008 or until obtainment of other comparable health care benefits.

(14)                          Supplemental Disclosures to the Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Supplemental disclosure of cash flow information:
Cash payments for interest	$29,902	$9,310
Supplemental disclosures of non-cash investing activities:
In connection with the purchase of oil and gas properties, liabilities were assumed as follows:
Fair value of assets acquired	$537,529	$450,694
Cash paid	(517,990)	(440,418)
Fair value of units paid	(14,708)	—
Liabilities assumed, net	$4,831	$10,276

For purposes of the statement of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Restricted cash of $0.7 million and $0.5 million is included in “other noncurrent assets” on the condensed consolidated balance sheets at March 31, 2008 and December 31, 2007, respectively, and represents cash the Company has deposited into a separate account and designated for asset retirement obligations in accordance with contractual agreements.

The Company manages its working capital and cash requirements to borrow only as needed from its Credit Facility.  At March 31, 2008 and December 31, 2007, the Company had approximately $16.5 million and $5.2 million, respectively, of outstanding checks, the balance of which is included in “other current liabilities” on the condensed consolidated balance sheets.

(15)                          Recently Issued Accounting Standards

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  On January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis (see Note 8).  On January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

combination.  The Company is currently evaluating the impact the provisions of SFAS 157 related to these items will have on its results of operations and financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” (“SFAS 161”).  SFAS 161 requires expanded disclosure regarding derivatives and hedging activities including disclosure of the fair values of derivative instruments and their gains and losses in tabular form.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company adopted SFAS 161 effective January 1, 2008.  The adoption of the requirements of SFAS 161, which solely expanded disclosures, had no effect on the Company’s results of operations or financial position.

(16)                          Subsequent Events

On April 13, 2008, the Company entered into an agreement with XTO Energy, Inc. (“XTO”) to sell all of its interests in oil and gas properties in Appalachia for cash consideration of $600.0 million, subject to closing adjustments.  The Company received a cash down payment of $60.0 million in April 2008.  The Company plans to use net proceeds from the sale to reduce indebtedness (see Note 6).  The Company anticipates closing on or before July 1, 2008, subject to closing conditions, including approvals under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.  There can be no assurance that all of the conditions to closing will be satisfied.  Lehman (see Note 13) acted as financial advisor to the Company for this transaction and will be paid an advisory fee of approximately $5.0 million upon the closing of the sale.

The properties include proved reserves of approximately 197 Bcfe (estimate as of December 31, 2007).  Assuming the sale of properties to XTO closes as expected, the Company will report the results of operations of these properties as discontinued operations in the second quarter of 2008, effective April 13, 2008.  The carrying value of assets to be sold was preliminarily estimated at $370.8 million.

In April 2008, the Company canceled (before the contract settlement date) hedge contracts on estimated future gas production primarily associated with the pending sale of properties in Appalachia for a cost of $68.2 million.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.  A reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”

Executive Summary

Linn Energy is an independent oil and gas company focused on the development and acquisition of long life properties which complement its asset profile in producing basins within the United States.  From inception through the date of this report, the Company has completed 24 acquisitions of working and royalty interests in oil and gas properties and related gathering and pipeline assets.  Total acquired proved reserves were approximately 1.9 Tcfe at an acquisition cost of approximately $2.11 per Mcfe.  See Note 2 for additional details about the Company’s recent acquisitions.  The Company finances acquisitions with a combination of proceeds from the issuance of its units, bank borrowings and cash flow from operations.

First quarter 2008 results included the following:

•                  oil, gas and NGL sales of approximately $195.5 million, compared to $39.2 million in the first quarter of 2007;

•                  daily production of 220.3 MMcfe/d, compared to 60.3 MMcfe/d in the first quarter of 2007;

•                  lease operating expenses of $1.39 per Mcfe, compared to $1.81 per Mcfe in the first quarter of 2007; and

•                  general and administrative expenses of $1.00 per Mcfe, compared to $1.96 per Mcfe in the first quarter of 2007.

On April 13, 2008, the Company entered into an agreement with XTO to sell all of its interests in oil and gas properties in Appalachia for cash consideration of $600.0 million, subject to closing adjustments.  The Company received a cash down payment of $60.0 million in April 2008.  The Company plans to use net proceeds from the sale to reduce indebtedness (see Note 6).  The Company anticipates closing on or before July 1, 2008, subject to customary closing conditions.  There can be no assurance that all of the conditions to closing will be satisfied.

The properties include proved reserves of approximately 197 Bcfe (estimate as of December 31, 2007) and currently produce approximately 25 MMcfe/d.  Linn Energy’s core strategy is to focus on low risk development opportunities, and recent discoveries in the prospective Marcellus Shale provided the incentive for the Company to evaluate its holdings in Appalachia.  A delineation of opportunities in the Marcellus Shale will take time and successful exploration and development will require significant capital investment.  As such, the Company believes that monetizing its Appalachian assets will create significant value for its unitholders.

Assuming the sale of properties to XTO closes as expected, the Company will report the results of operations of these properties as discontinued operations in the second quarter of 2008, effective April 13, 2008.

In April 2008, the Company canceled (before the contract settlement date) hedge contracts on estimated future gas production primarily associated with the pending sale of properties in Appalachia for a cost of $68.2 million.

Item 2.                         Mangement’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations - Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three Months Ended March 31,
	2008	2007	Variance
	(in thousands)
Revenues:
Gas sales	$104,358	$23,360	$80,998
Oil sales	65,021	9,758	55,263
NGL sales	26,137	6,086	20,051
Total oil, gas and NGL sales	195,516	39,204	156,312
Gain (loss) on oil and gas derivatives (1)	(268,794)	(60,441)	(208,353)
Natural gas marketing revenues	4,147	1,778	2,369
Other revenues	665	2,090	(1,425)
Total revenues	$(68,466)	$(17,369)	$(51,097)

Expenses:
Operating expenses:
Lease operating and other	$27,897	$9,825	$18,072
Production and ad valorem taxes	13,941	2,631	11,310
Natural gas marketing expenses	3,994	1,347	2,647
General and administrative expenses (2)	20,014	10,621	9,393
Data license expenses	2,428	—	2,428
Depreciation, depletion and amortization	50,470	11,851	38,619
Total expenses	$118,744	$36,275	$82,469

Other income and (expenses)	$(71,940)	$(10,571)	$(61,369)

	Three Months Ended March 31,
	2008	2007	Variance
Production:
Gas production (MMcf)	13,361	3,374	296.0%
Oil production (MBbls)	718	215	234.0%
NGL production (MBbls)	397	127	212.6%
Total production (MMcfe)	20,051	5,424	269.7%
Average daily production (MMcfe/d)	220.3	60.3	265.3%

Weighted average prices (hedged): (1)
Gas (Mcf)	$7.49	$8.40	(10.8)%
Oil (Bbl) (3)	$75.25	$64.47	16.7%
NGL (Bbl)	$65.84	$47.92	37.4%

Weighted average prices (unhedged): (4)
Gas (Mcf)	$7.81	$6.92	12.9%
Oil (Bbl) (3)	$90.56	$45.39	99.5%
NGL (Bbl)	$65.84	$47.92	37.4%

Costs per Mcfe of production:
Operating expenses:
Lease operating and other	$1.39	$1.81	(23.2)%
Production and ad valorem taxes	$0.70	$0.49	42.9%
General and administrative expenses (2)	$1.00	$1.96	(49.0)%
Depreciation, depletion and amortization	$2.52	$2.18	15.6%

(1)              Includes the effect of realized gains (losses) of $(15.2) million and $9.1 million on derivatives for the three months ended March 31, 2008 and 2007, respectively.

(2)              The measure for the three months ended March 31, 2008 and 2007 includes approximately $3.8 million and $3.7 million, respectively, of unit-based compensation and unit warrant expenses.  Excluding these amounts, general and administrative expenses for the three months ended March 31, 2008 and 2007 were $0.81 per Mcfe and $1.27 per Mcfe, respectively.  This is a non-GAAP measure used by Company management to analyze its performance.

(3)              Oil production in California is sold pursuant to a long-term contract at 79% of NYMEX, and with gravity increase due to NGL being mixed into the oil stream, prices realized average approximately 82% of NYMEX.

(4)              Does not include the effect of realized gains (losses) on derivatives.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues

Gas, oil and NGL sales increased by approximately $156.3 million, or 399%, to approximately $195.5 million for the three months ended March 31, 2008, from $39.2 million for the three months ended March 31, 2007.  Revenues for the three months ended March 31, 2008 includes approximately $19.6 million of gas and oil sales from the Appalachian region.  Revenues from this region will not be included in the Company’s future results due to the planned sale of these properties (see Note 16).

The increase in gas, oil and NGL revenues was primarily attributable to increased production as a result of acquisitions and, to a lesser extent, drilling.  Total production increased to 20,051 MMcfe during the three months ended March 31, 2008, from 5,424 MMcfe during the three months ended March 31, 2007.  The increase in production was due primarily to production from the Mid-Continent III oil and gas properties acquired in August 2007 (see Note 2).  In addition, the Company drilled 101 wells during the three months ended March 31, 2008, compared to 41 wells during the same period of 2007.  Approximately 25 wells were drilled in the Appalachian region during the three months ended March 31, 2008.  Price increases during the three months ended March 31, 2008 increased total gas, oil and NGL revenues by $13.7 million, or 9%, compared to the same period of 2007.

Gas production increased to 13,361 MMcf during the three months ended March 31, 2008, from 3,374 MMcf during the three months ended March 31, 2007, primarily due to the 2007 and 2008 acquisitions in the Mid-Continent region (see Note 2).  The increase in the weighted average price of gas for the period, to $7.81 per Mcf, from $6.92 per Mcf, contributed approximately $3.0 million to the increase in gas revenues.  Gas production for the three months ended March 31, 2008 includes 2,212 Mcf from the Appalachian region.  Production from this region will not be included in the Company’s future results due to the planned sale of these properties (see Note 16).

Oil production increased to 718 MBbls during the three months ended March 31, 2008, from 215 MBbls during the three months ended March 31, 2007, due to acquisitions in the Mid-Continent region and the drilling of new wells in the Company’s Western region.  Acquisitions also increased NGL production to 397 MBbls during the three months ended March 31, 2008, from 127 MBbls during the comparative period of the prior year.  The increase in the weighted average price of oil for the period, to $90.56 per Bbl, from $45.39 per Bbl, contributed approximately $9.7 million to the increase in oil revenues.

Commodity Hedging Activities

During the three months ended March 31, 2008, the Company had commodity derivative contracts for approximately 110% of its gas production and 71% of its oil and NGL production, which resulted in realized losses of $15.2 million.  During the three months ended March 31, 2007, the Company had approximately 115% of its gas production and 110% of its oil production hedged, which resulted in realized gains of $9.1 million.  Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives.  During the first quarters of 2008 and 2007, expected future oil and gas prices increased, which resulted in unrealized losses on derivatives of $253.5 million and $69.5 million for the three months ended March 31, 2008 and 2007, respectively.  Such market value adjustments, if realized in the future, would be offset by higher actual prices for production.  See Note 7 for details regarding derivatives in place through December 31, 2013.

Expenses

Lease operating and other expenses include expenses such as labor, field office, vehicle, supervision, transportation, maintenance, tools and supplies.  As noted below, total lease operating expenses increased; however, lease operating expenses per equivalent unit of production (excluding production and ad valorem taxes) decreased to $1.39 per Mcfe for the three months ended March 31, 2008, compared to $1.81 per Mcfe for the three months ended March 31, 2007, due to acquired properties providing cost efficiencies and economies of scale.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Lease operating and other expenses increased by approximately $18.1 million, or 185%, to $27.9 million for the three months ended March 31, 2008, from $9.8 million for the three months ended March 31, 2007.  Operating expenses increased primarily due to higher production and costs associated with the 2007 and 2008 acquisitions in the Mid-Continent region, including expenses associated with the addition of approximately 150 field and direct field support employees in the third quarter of 2007.

Production and ad valorem taxes were approximately 7% of total sales for both the three months ended March 31, 2008 and 2007.  Production and ad valorem taxes increased by approximately $11.3 million, to $13.9 million for the three months ended March 31, 2008, from $2.6 million for the three months ended March 31, 2007.  Production taxes, which are a function of volumes and revenues generated from production, increased by approximately $9.5 million compared to the same period of 2007.  Ad valorem taxes, which are based on the value of reserves and vary by location, increased by approximately $1.8 million compared to the three months ended March 31, 2007.

General and administrative expenses are costs not directly associated with field operations and include costs of employees and executive officers, related benefits, office leases and professional fees.  As noted below, total general and administrative expenses increased; however, expenses per equivalent unit of production decreased to $1.00 per Mcfe for the three months ended March 31, 2008, compared to $1.96 per Mcfe for the three months ended March 31, 2007, due to acquired properties providing increased production, cost efficiencies and economies of scale.

General and administrative expenses increased by approximately $9.4 million, or 89%, to $20.0 million for the three months ended March 31, 2008, from $10.6 million for the three months ended March 31, 2007.  The increase in general and administrative expenses over the first quarter of 2007 was primarily due to costs incurred to support the Company’s increased size and infrastructure growth, including the addition of a regional operating center in Oklahoma.  Salaries and benefits expense increased approximately $5.4 million during the three months ended March 31, 2008 and includes costs associated with approximately 150 support employees added in the third quarter of 2007.  Information technology costs, such as software, data administration and data conversion costs increased by approximately $2.0 million compared to the same period of 2007.  Additionally, employee unit-based compensation expense increased by approximately $0.6 million during the three months ended March 31, 2008 compared to the same period of 2007.

The Company incurred expenses of approximately $2.4 million for data license fees during the three months ended March 31, 2008.  These expenses primarily represent one-time payments for access to 3-D seismic and other data libraries in the Mid-Continent for periods ranging from one to 50 years or more and enable the Company to maximize drilling opportunities in that region.

Depreciation, depletion and amortization increased by approximately $38.6 million, to $50.5 million for the three months ended March 31, 2008, from $11.9 million for the three months ended March 31, 2007.  Higher total production levels, primarily due to the Company’s acquisitions in the Mid-Continent in 2008 and 2007, were the primary reason for the increase.

Other income and (expenses) increased by approximately $61.4 million, to a net expense of $71.9 million for the three months ended March 31, 2008, compared to a net expense of $10.6 million for the three months ended March 31, 2007, primarily due to increased interest expense from increased debt levels associated with borrowings to fund acquisitions and drilling.  Cash payments for interest increased to $29.9 million for the three ended March 31, 2008, compared to $9.3 million for the three months ended March 31, 2007.  The Company’s interest rate swaps were not designated as cash flow hedges under SFAS 133, even though they reduce exposure to changes in interest rates (see Note 7).  Therefore, the changes in fair values of these instruments were recorded as a loss of approximately $38.0 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.  These amounts are non-cash items.

Income tax expense was approximately $0.2 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively.  The Company is a limited liability company treated as a partnership for federal and state income tax purposes.  Certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.  Tax expense for the three months ended March 31, 2008 primarily represents Texas margin tax

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

expense.  Tax expense for the three months ended March 31, 2007 relates primarily to 2006 expense recovery.  The Company’s taxable subsidiaries generated net operating losses for the year ended December 31, 2006, which were subsequently recovered through an intercompany service charge, resulting in tax expense for the three months ended March 31, 2007.

Liquidity and Capital Resources

The Company has utilized public and private equity, proceeds from bank borrowings and cash flow from operations for capital resources and liquidity.  To date, the primary use of capital has been for the acquisition and development of oil and gas properties.  The Company manages its working capital and cash requirements to borrow only as needed.  At March 31, 2008, the Company’s total current liabilities exceeded current assets by $194.7 million due to a $158.4 million current liability for derivative instruments and a $65.3 million current payable for post-closing settlement costs for an oil and gas acquisition.  The Company had $347.3 million in available borrowing to meet such obligations at April 30, 2008.

As the Company pursues growth, it continually monitors the capital resources available to meet future financial obligations and planned capital expenditures.  The Company’s future success in growing reserves and production will be highly dependent on the capital resources available and its success in drilling for or acquiring additional reserves.  The Company actively reviews acquisition opportunities on an ongoing basis.  If the Company were to make significant additional acquisitions for cash, it would need to borrow additional amounts, if available, or obtain additional debt or equity financing.  The Company’s Credit Facility and Term Loan impose certain restrictions on the Company’s ability to obtain additional debt financing.  Based upon current expectations, the Company believes liquidity and capital resources will be sufficient for the conduct of its business and operations.

Statements of Cash Flows – Operating Activities

At March 31, 2008, the Company had $1.1 million cash and cash equivalents compared to $1.4 million at December 31, 2007.  Cash provided by operating activities for the three months ended March 31, 2008 was approximately $61.2 million, compared to cash used by operating activities of $37.9 million for the three months ended March 31, 2007.  The increase in cash provided by operating activities was primarily due to increased production during the three months ended March 31, 2008.  In addition, premiums paid for derivatives were approximately $1.3 million during the three months ended March 31, 2008, compared to $53.0 million during the three months ended March 31, 2007.  The premiums paid were for derivative contracts that hedge future production for up to five years.  These hedges are expected to provide or stabilize the Company’s future cash flow and were funded through the Company’s Credit Facility.  See Note 7 for additional details about commodity derivatives.  The amount of derivative contracts the Company enters into in the future will be directly related to expected production from future acquisitions and cannot be predicted at this time.

Statements of Cash Flows – Investing Activities

Cash used in investing activities was approximately $613.3 million for the three months ended March 31, 2008, compared to $459.9 million for the three months ended March 31, 2007.  The increase in cash used in investing activities was due to an increase in acquisition and development activity during the three months ended March 31, 2008, compared to the same period of the prior year.

The total cash used in investing activities for the three months ended March 31, 2008 includes $507.2 million for the January 2008 acquisition of properties in the Mid-Continent (see Note 2).  Other acquisitions, including acquisitions of additional working interests in current wells, were approximately $10.8 million and property, plant and equipment purchases were $2.6 million.  The total for the three months ended March 31, 2008 also includes $92.7 million for the drilling and development of oil and gas properties and pipeline costs.  For 2008, the Company estimates its total drilling and development capital expenditures will be between $250.0 million and $300.0 million.  This estimate is under continuous review and is subject to on-going adjustment.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Statements of Cash Flows – Financing Activities

Cash provided by financing activities was approximately $551.7 million for the three months ended March 31, 2008, compared to $492.2 million for the three months ended March 31, 2007.  During the three months ended March 31, 2008, total proceeds from the issuance of debt were $667.0 million and total repayments of debt were $44.9 million.

Distributions

Under the limited liability company agreement, Company unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses.  The following provides a summary of distributions paid by the Company during the three months ended March 31, 2008:

		Distributions
Date Paid	Period Covered by Distribution	Per Unit	Total
			(in thousands)

February 2008	October 1 – December 31, 2007	$0.63	$72,189

In April 2008, the Company’s Board of Directors declared a cash distribution of $0.63 per unit with respect to the first quarter of 2008.  The distribution totaling approximately $72.4 million will be paid on May 14, 2008 to unitholders of record as of the close of business on May 6, 2008.

Credit Facility

At March 31, 2008, the Company had a $1.9 billion borrowing base under its Credit Facility with a maturity of August 2010.  Effective April 11, 2008, the borrowing base under the Credit Facility was redetermined and increased to $2.0 billion, all of which is conforming.  At April 30, 2008, the Company had $347.3 million available for borrowing under its Credit Facility.

The borrowing base under the Credit Facility will be redetermined semi-annually by the lenders in their sole discretion, based on, among other things, reserve reports as prepared by reserve engineers taking into account the oil and gas prices at such time.  At the Company’s election, interest on borrowings under the Credit Facility is determined by reference to either LIBOR plus an applicable margin between 1.00% and 1.75% per annum or the ABR plus an applicable margin between 0% and 0.25% per annum.  As noted above, the Company depends on its Credit Facility for future capital needs.  In addition, the Company has drawn on the Credit Facility to fund or partially fund quarterly cash distribution payments, since it uses operating cash flows for investing activities and borrows as cash is needed.  Absent such borrowing, the Company would have at times experienced a shortfall in cash available to pay the declared quarterly cash distribution amount.  If there is a default under the Credit Facility, the Company would be unable to make borrowings to fund distributions.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Term Loan

On January 31, 2008, in order to fund a portion of the January 2008 acquisition of oil and gas properties in the Mid-Continent (see Note 2), the Company entered into a $400.0 million Term Loan maturing on July 31, 2009, secured by a second priority lien on all oil and gas properties as well as a second priority pledge on all ownership interests in its operating subsidiaries.  In connection with this loan, the Company paid financing fees of approximately $6.3 million, which were deferred and amortized over the life of the Term Loan.  Covenants under the Term Loan are substantially similar to those under the Credit Facility.  Interest is determined by reference to LIBOR plus an applicable margin of 5.0% for the first twelve months and 7.5% for the remaining period until maturity or a domestic bank rate plus an applicable margin of 3.5% for the first twelve months and 6.0% for the remaining period until maturity.

Off-Balance Sheet Arrangements

At March 31, 2008, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial position or results of operations.

Contingencies

During the three months ended March 2008 and 2007, the Company made no significant payments to settle any legal proceedings.  The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters, as necessary.  Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Commitments and Contractual Obligations

The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in a table of contractual obligations in the 2007 Annual Report on Form 10-K.  With the exception of a $400.0 million Term Loan, as of March 31, 2008, there have been no significant changes to the Company’s contractual obligations from December 31, 2007.  See “Term Loan” above for detail about the $400.0 million Term Loan the Company entered into on January 31, 2008.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

As of March 31, 2008, there have been no significant changes with regard to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The policies disclosed included the accounting for oil and gas properties, revenue recognition, purchase accounting and derivative instruments.

New Accounting Standards

See Note 8 and Note 15 for detail regarding SFAS 157 implementation effective January 1, 2008 and January 1, 2009, and Note 15 for detail regarding SFAS 161 implementation effective January 1, 2008.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Non-GAAP Financial Measures

Adjusted EBITDA

The Company defines Adjusted EBITDA as net income (loss) plus:

•      Net operating cash flow from acquisitions and divestitures, effective date through closing date;

•      Interest expense, net of amounts capitalized;

•      Depreciation, depletion and amortization;

•      Write-off of deferred financing fees and other;

•      (Gain) loss on sale of assets;

•      Accretion of asset retirement obligation;

•      Unrealized (gain) loss on derivatives;

•      Realized loss on canceled derivatives;

•      Unit-based compensation and unit warrant expenses;

•      Data license expenses; and

•      Income tax (benefit) provision.

Adjusted EBITDA is a significant non-GAAP performance metric used by Company management to indicate (prior to the establishment of any reserves by its Board of Directors) the cash distributions the Company expects to pay unitholders.  Specifically, this financial measure indicates to investors whether or not the Company is generating cash flow at a level that can sustain or support an increase in its quarterly distribution rates.  Adjusted EBITDA is also a quantitative metric used throughout the investment community with respect to publicly-traded partnerships and limited liability companies.

The following presents a reconciliation of consolidated net loss to Adjusted EBITDA:

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Net loss	$(259,359)	$(67,847)
Plus:
Net operating cash flow from acquisitions, effective date through closing date (1)	8,321	2,770
Interest expense, cash	29,902	9,310
Interest expense, non-cash, net of amounts capitalized	2,482	526
Depreciation, depletion and amortization	50,470	11,851
Write-off of deferred financing fees and other	—	804
(Gain) loss on sale of assets	294	(945)
Accretion of asset retirement obligation	469	110
Unrealized loss on derivatives	291,499	69,591
Unit-based compensation and unit warrant expenses	3,888	3,740
Data license expenses	2,428	—
Income tax provision (2)	209	3,632
Adjusted EBITDA	$130,603	$33,542

(1)              Includes net operating cash flow from acquisitions through the date of this report (see Note 2).

(2)              The Company’s taxable subsidiaries generated net operating losses for the year ended December 31, 2006.  Management has subsequently recovered expenses through an intercompany charge for services from Linn Operating, Inc. to Linn Energy which resulted in a corresponding tax expense in the three months ended March 31, 2007.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Adjusted Net Income

Adjusted Net Income is a non-GAAP performance measure used by Company management to evaluate its operational performance from oil and gas properties, prior to derivative gains and losses. The following presents a reconciliation of consolidated net loss to Adjusted Net Income:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per unit amounts)

Net loss	$(259,359)	$(67,847)
Plus:
Unrealized loss on derivatives	291,499	69,591
Adjusted Net Income	$32,140	$1,744

Net loss per unit – basic	$(2.28)	$(1.35)
Plus:
Unrealized loss on derivatives per unit	2.56	1.38
Adjusted Net Income per unit – basic	$0.28	$0.03

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management.  These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors.  Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control.  In addition, management’s assumptions may prove to be inaccurate.  The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

realized or the forward-looking statements or events will occur.  Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors listed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and elsewhere in the Annual Report and also in the Company’s Quarterly Reports on Form 10-Q.  The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about potential exposure to market risks.  A reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”

Commodity Price Risk

The Company enters into hedging arrangements with respect to a portion of its projected production through various transactions that provide an economic hedge of the risk related to the future prices received.  The Company does not enter into hedge transactions for trading purposes.  See Note 7 for additional details.  At March 31, 2008, the fair value of hedges that settle during the next twelve months was a liability of approximately $125.1 million for which the Company will owe its counterparties.  A 10% increase in the index oil and gas prices above the March 31, 2008 prices for the next twelve months would result in an increase in the hedge liability of approximately $75.1 million; conversely, a 10% decrease in the index oil and gas prices would result in a decrease of approximately $78.3 million.

Interest Rate Risk

At March 31, 2008, the Company had long-term debt outstanding of approximately $2.07 billion, which incurred interest at floating rates.  See Note 6 for additional details.  As of March 31, 2008, the interest rate based on LIBOR was approximately 5.38%.  A 1% increase in LIBOR would result in an estimated $20.7 million increase in annual interest expense.  The Company has entered into interest rate swap agreements based on LIBOR to minimize the effect of fluctuations in interest rates.  See Note 7 for additional details.

Item 4.   Controls and Procedures

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended March 31, 2008 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company completed acquisitions of oil and gas properties in the Mid-Continent in August 2007 and January 2008.  Company management continues to integrate internal controls and enhanced reporting related to the financial performance of the acquired operations with the Company’s internal control over financial reporting.  This integration will lead to changes in these controls in future fiscal periods, but management does not expect these changes to materially affect the Company’s internal control over financial reporting.  Management will complete the integration process during 2008.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

Not applicable.

Item 1A.    Risk Factors

As of the date of this report, there are no factors that have materially changed from those reported in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

None not previously reported.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.   Exhibits

Exhibit Number		Description

2 .1†*	—	Asset Purchase and Sale Agreement, dated as of April 13, 2008, between Linn Energy Holdings, LLC, Linn Operating, Inc., Penn West Pipeline, LLC, as sellers, and XTO Energy, Inc., as buyer
2 .2†*	—

Limited Partnership Asset Purchase and Sale Agreement, dated as of April 13, 2008, between Linn Energy Holdings, LLC, Marathon 85-II Limited Partnership and Marathon 85-III Limited Partnership, as sellers, and XTO Energy, Inc., as buyer

31 .1†	—	Section 302 Certification of Michael C. Linn, Chairman and Chief Executive Officer of Linn Energy, LLC
31 .2†	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
32 .1†	—	Section 906 Certification of Michael C. Linn, Chairman and Chief Executive Officer of Linn Energy, LLC
32 .2†	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC

†                 Filed herewith.

*                 The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K.  The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINN ENERGY, LLC
(Registrant)

Date: May 8, 2008	/s/ Lisa D. Anderson
Lisa D. Anderson
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)