Form 10-Q
period 2008-07-08
LINN ENERGY, LLC
filed 2008-08-07
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _______________ to _______________

Commission File Number: 000-51719

LINN ENERGY, LLC
(Exact name of registrant as specified in its charter)

Delaware	65-1177591
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
600 Travis, Suite 5100 Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

(281) 840-4000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2008, there were 115,170,758 units outstanding.

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

Mid-Continent I.  February 2007 acquisition of oil and gas properties in the Texas Panhandle from Cavallo Energy LP, acting through its general partner, Stallion Energy LLC, for a contract price of $415.0 million.

Mid-Continent II.  June 2007 acquisition of oil and gas properties in the Texas Panhandle for a contract price of $90.5 million.

Mid-Continent III.  August 2007 acquisition of oil and gas properties in Oklahoma, Kansas and the Texas Panhandle from Dominion Resources, Inc. for a contract price of $2.05 billion.

Mid-Continent IV.  January 2008 acquisition of oil and gas properties in Oklahoma from Lamamco Drilling Company for a contract price of $552.2 million.

MMBtu.  One million British thermal units.

MMcf.  One million cubic feet.

MMcfe.  One million cubic feet equivalent, determined using a ratio of six Mcf of gas to one Bbl of oil, condensate or natural gas liquids.

MMcfe/d. One MMcfe per day.

MMMBtu.  One billion British thermal units.

NYMEX.  The New York Mercantile Exchange.

Tcfe.  One trillion cubic feet equivalent, determined using the ratio of six Mcf of gas to one Bbl of oil, condensate or natural gas liquids.

ii

PART I – FINANCIAL INFORMATION
Item 1.          Financial Statements
LINN ENERGY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
	(in thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$9,612	$1,441
Accounts receivable – trade, net	274,645	149,850
Derivative instruments	—	26,100
Other current assets	11,891	5,768
Total current assets	296,148	183,159

Noncurrent assets:
Oil and gas properties and equipment (successful efforts method)	3,770,466	3,618,741
Less accumulated depreciation, depletion and amortization	(154,558)	(127,265)
	3,615,908	3,491,476

Other property and equipment	20,628	37,407
Less accumulated depreciation	(2,817)	(5,383)
	17,811	32,024

Goodwill	69,674	64,419
Other noncurrent assets, net	17,414	36,625
Noncurrent assets held for sale	557,472	—
	644,560	101,044
Total assets	$4,574,427	$3,807,703

Liabilities and Unitholders’ Capital
Current liabilities:
Accounts payable and accrued expenses	$197,786	$223,636
Derivative instruments	354,765	6,148
Other current liabilities	73,890	12,943
Total current liabilities	626,441	242,727

Noncurrent liabilities:
Credit facility	1,826,000	1,443,000
Term loan	156,398	—
Senior notes, net	250,000	—
Derivative instruments	738,127	63,813
Other noncurrent liabilities	29,363	31,522
Noncurrent liabilities associated with assets held for sale	8,020	—
Total noncurrent liabilities	3,007,908	1,538,335

Unitholders’ capital:
115,202,391 units and 113,815,914 units issued and outstanding at June 30, 2008 and December 31, 2007, respectively	2,259,598	2,374,660
Accumulated loss	(1,319,520)	(348,019)
	940,078	2,026,641
Total liabilities and unitholders’ capital	$4,574,427	$3,807,703
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per unit amounts)
Revenues:
Oil, gas and natural gas liquid sales	$255,586	$32,495	$431,458	$56,062
Loss on oil and gas derivatives	(870,804)	(17,707)	(1,139,598)	(78,148)
Natural gas marketing revenues	3,593	2,740	6,409	4,661
Other revenues	642	487	1,121	1,132
	(610,983)	18,015	(700,610)	(16,293)
Expenses:
Operating expenses	46,641	9,743	82,762	17,609
Natural gas marketing expenses	3,260	2,323	5,677	3,975
General and administrative expenses	18,171	11,887	37,398	22,193
Data license expenses	47	—	2,475	—
Depreciation, depletion and amortization	50,402	6,736	94,483	12,470
	118,521	30,689	222,795	56,247
	(729,504)	(12,674)	(923,405)	(72,540)
Other income and (expenses):
Interest expense, net of amounts capitalized	(23,332)	(4,621)	(48,625)	(8,590)
Gain (loss) on interest rate swaps	31,604	274	(7,789)	197
Other, net	(4,313)	136	(4,476)	(522)
	3,959	(4,211)	(60,890)	(8,915)
Loss from continuing operations before income taxes	(725,545)	(16,885)	(984,295)	(81,455)
Income tax benefit (provision)	164	(179)	(45)	(4,030)
Loss from continuing operations	(725,381)	(17,064)	(984,340)	(85,485)
Income (loss) from discontinued operations, net of taxes	13,239	(62)	12,839	512
Net loss	$(712,142)	$(17,126)	$(971,501)	$(84,973)

Net income (loss) per unit:
Loss from continuing operations – basic	$(6.35)	$(0.29)	$(8.63)	$(1.63)
Loss from continuing operations – diluted	$(6.35)	$(0.29)	$(8.63)	$(1.63)

Income (loss) from discontinued operations, net of taxes – basic	$0.12	$—	$0.11	$0.01
Income (loss) from discontinued operations, net of taxes – diluted	$0.12	$—	$0.11	$0.01

Net loss – basic	$(6.23)	$(0.29)	$(8.52)	$(1.62)
Net loss – diluted	$(6.23)	$(0.29)	$(8.52)	$(1.62)

Weighted average units outstanding:
Units – basic	114,252	59,293	114,005	52,413
Units – diluted	114,252	59,293	114,005	52,413

Distributions declared per unit	$0.63	$0.52	$1.26	$1.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS’ CAPITAL
(Unaudited)

	Six Months Ended June 30, 2008
	Units	Dollars
	(in thousands)
Unitholders’ capital:
Balance, beginning of year	113,816	$2,374,660
Issuance of units	1,467	23,483
Purchase of units	(81)	(1,642)
Distributions to unitholders		(144,755)
Unit-based compensation expenses		7,852
Balance, end of period	115,202	2,259,598
Treasury units (at cost):
Balance, beginning of period	—	—
Purchase of units	(81)	(1,642)
Cancellation of units	81	1,642
Balance, end of period	—	—
Accumulated loss:
Balance, beginning of period		(348,019)
Net loss		(971,501)
Balance, end of period		(1,319,520)
Total unitholders’ capital		$940,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Cash flow from operating activities:
Net loss	$(971,501)	$(84,973)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	100,872	24,789
Amortization and write-off of deferred financing fees and other	8,924	353
Unit-based compensation and unit warrant expenses	7,852	7,691
Deferred income tax	—	3,360
Mark-to-market on derivatives:
Total losses	1,147,387	77,951
Cash settlements	(28,550)	13,504
Cash settlements on canceled derivatives	(68,197)	—
Premiums paid for derivatives	(1,278)	(52,992)
Changes in assets and liabilities:
Increase in accounts receivable	(125,286)	(21,654)
(Increase) decrease in other assets	(4,967)	4,294
Increase (decrease) in accounts payable and accrued expenses	(4,550)	6,800
Increase (decrease) in other liabilities	(123)	1,490
Net cash provided by (used in) operating activities	60,583	(19,387)
Cash flow from investing activities:
Acquisition of oil and gas properties	(573,030)	(539,304)
Additions to oil and gas properties	(172,994)	(43,478)
Purchases of other property and equipment	(3,419)	(7,486)
Proceeds from pending sales of oil and gas properties	69,250	—
Proceeds from sales of other property and equipment	7,310	2,934
Net cash used in investing activities	(672,883)	(587,334)
Cash flow from financing activities:
Proceeds from sale and issuance of units	—	620,000
Purchase of units	(1,642)	(7,399)
Proceeds from issuance of debt	1,173,000	308,000
Principal payments on debt	(384,916)	(258,192)
Distributions to unitholders	(144,755)	(52,746)
Financing fees and other, net	(21,216)	(8,579)
Net cash provided by financing activities	620,471	601,084
Net increase (decrease) in cash and cash equivalents	8,171	(5,637)
Cash and cash equivalents:
Beginning	1,441	6,595
Ending	$9,612	$958

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

The condensed consolidated financial statements at June 30, 2008, and for the three and six months ended June 30, 2008 and 2007, are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations, and as such this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

Certain amounts in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the 2008 financial statement presentation.  Such reclassifications include those related to the presentation of discontinued operations (see Note 2) on the condensed consolidated statements of operations.

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

The Company’s Appalachian Basin and Mid Atlantic Well Service (“Mid Atlantic”) operations have been classified as discontinued operations on the condensed consolidated statement of operations for all periods presented.  Unless otherwise indicated, information about the statement of operations that is presented in the notes to condensed consolidated financial statements relates only to Linn Energy’s continuing operations.

(2)	Assets Held for Sale and Discontinued Operations

On July 1, 2008, the Company completed the sale of its interests in oil and gas properties located in the Appalachian Basin to XTO Energy, Inc. (“XTO”) for a contract price of $600.0 million, subject to closing adjustments.  The Company received a cash down payment of $60.0 million in April 2008 which is included in “other current liabilities” on the condensed consolidated balance sheet at June 30, 2008.  The Company used the net proceeds from the sale of approximately $560.0 million to repay loans outstanding under its term loan agreement and reduce indebtedness under its credit facility (see Note 8).  The carrying value of net assets sold was approximately $405.0 million, resulting in a gain on the sale of approximately $155.0 million, which will be recorded in discontinued operations during the third quarter of 2008.  The gain is subject to normal post-closing adjustments.

In addition, in March 2008, the Company exited the drilling and service business in the Appalachian Basin provided by its wholly owned subsidiary Mid Atlantic Well Service (“Mid Atlantic”).  At June 30, 2008, substantially all of the property and equipment previously held by Mid Atlantic totaling approximately $9.2 million had been sold.  During the three and six months ended June 30, 2008, the Company recorded a loss

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

on the sale of the Mid Atlantic assets of approximately $1.0 million and $1.3 million, respectively, which is recorded in “income (loss) from discontinued operations, net of taxes” on the condensed consolidated statements of operations.

In addition, on June 3, 2008, the Company entered into an agreement to sell certain of its assets in the Verden area in Oklahoma to Laredo Petroleum, Inc. (“Laredo”) for a contract price of $185.0 million, subject to closing adjustments.  The Company received a cash down payment of $9.3 million in May 2008 which is included in “other current liabilities” on the condensed consolidated balance sheet at June 30, 2008.  The Company plans to use net proceeds from the sale to reduce indebtedness (see Note 8).  The Company anticipates closing in the third quarter of 2008, subject to closing conditions.  There can be no assurance that all of the conditions to closing will be satisfied.  The carrying value of net assets to be sold was approximately $143.0 million.

The following summarizes the Appalachian Basin, Mid Atlantic and Verden assets and liabilities classified as held for sale on the condensed consolidated balance sheet.

June 30,
2008
(in thousands)

Noncurrent assets:
Oil and gas properties and equipment, net	$549,910
Other property and equipment, net	7,562
Total assets held for sale	$557,472

Noncurrent liabilities:
Asset retirement obligations	$8,020
Total liabilities associated with assets held for sale	$8,020

The following summarizes the Appalachian Basin and Mid Atlantic amounts included in income from discontinued operations on the condensed consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Total revenues	$28,828	$18,096	$49,989	$36,687
Total operating expenses	(9,086)	(12,702)	(23,556)	(25,071)
Interest expense	(6,503)	(5,605)	(13,594)	(11,472)
Income (loss) from discontinued operations	13,239	(211)	12,839	144
Income tax benefit	—	149	—	368
Income (loss) from discontinued operations, net of taxes	$13,239	$(62)	$12,839	$512

The Company computed interest expense related to discontinued operations in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations” based on debt required to be repaid as a result of the disposal transaction.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(3)	Acquisitions

The Company accounts for its acquisitions using the purchase method of accounting as prescribed in SFAS No. 141, “Business Combinations.”  On January 31, 2008, the Company completed the acquisition of certain oil and gas properties located primarily in the Mid-Continent region from Lamamco Drilling Company (“Lamamco”) for a contract price of $552.2 million, subject to closing adjustments (“Mid-Continent IV”).  The acquisition was financed with a combination of borrowings under the Company’s credit facility and proceeds from a term loan entered into at closing (see Note 8).

The following presents the preliminary purchase accounting for the Mid-Continent IV acquisition, based on preliminary estimates of fair value:

Mid-Continent IV
(in thousands)

Cash	$532,826
Estimated transaction costs	870
533,696
Fair value of liabilities assumed	4,029
Total purchase price	$537,725

The following presents the preliminary allocation of the purchase price for the Mid-Continent IV acquisition, based on preliminary estimates of fair value:

Mid-Continent IV
(in thousands)

Current assets	$1,811
Oil and gas properties	533,805
Other property and equipment	2,109
$537,725

The purchase price and purchase price allocation above are based on reserve reports, published market prices and estimates by management.  The most significant assumptions are related to the estimated fair values assigned to proved oil and gas properties.  To estimate the fair values of these properties, the Company utilized estimates of oil and gas reserves.  The Company estimated future prices to apply to the estimated reserve quantities acquired, and estimated future operating and development costs to arrive at estimates of future net revenues.  The Company also reviewed comparable purchases and sales of oil and gas properties within the same regions.  The purchase price and the allocation of the purchase price are preliminary.  Items pending completion include final closing adjustments.  The purchase price and purchase price allocation will be finalized within one year of the acquisition date.

The following unaudited pro forma financial information presents a summary of Linn Energy’s consolidated results of continuing operations for the three and six months ended June 30, 2008 and 2007, assuming the Mid-Continent IV acquisition had been completed as of January 1, 2007, including

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

adjustments to reflect the allocation of the purchase price to the acquired net assets.  The pro forma financial information also assumes that the following 2007 acquisitions were completed as of January 1, 2007:

•	February 1, 2007, acquisition of certain oil and gas properties and related assets in the Texas Panhandle for a contract price of $415.0 million (“Mid-Continent I”)

•	June 12, 2007, acquisition of certain oil and gas properties in the Texas Panhandle for a contract price of $90.5 million (“Mid-Continent II”)

•	August 31, 2007, acquisition of certain oil and gas properties in the Mid-Continent, in Oklahoma, Kansas and the Texas Panhandle for a contract price of $2.05 billion (“Mid-Continent III”)

The revenues and expenses of the Mid-Continent I, Mid-Continent II and Mid-Continent III assets are included in the consolidated results of the Company as of February 1, 2007, June 12, 2007 and September 1, 2007, respectively.  The revenues and expenses of the Mid-Continent IV assets are included in the consolidated results of the Company effective February 1, 2008.  The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of these dates.  All amounts reflect continuing operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per unit amounts)

Total revenues	$(610,983)	$122,051	$(691,337)	$184,575
Total operating expenses	$118,521	$89,830	$227,432	$170,924
Income (loss) from continuing operations	$(725,381)	$4,972	$(983,334)	$(44,994)

Income (loss) from continuing operations per unit:
Units – basic	$(6.35)	$0.08	$(8.62)	$(0.86)
Units – diluted	$(6.35)	$0.08	$(8.62)	$(0.86)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(4)	Goodwill

The entire goodwill balance of $69.7 million at June 30, 2008 and $64.4 million at December 31, 2007 is related to the Mid-Continent III acquisition in August 2007 (see Note 3).

The following reflects the changes in the carrying amount of goodwill during the six months ended June 30, 2008 and the year ended December 31, 2007, which resulted from normal post-closing adjustments (in thousands):

Balance, December 31, 2006	$—
Mid-Continent III acquisition	64,419
Balance, December 31, 2007	64,419
Mid-Continent III acquisition – purchase accounting adjustments	5,255
Balance, June 30, 2008	$69,674

(5)	Unitholders’ Capital

Issuance of Units

During the six months ended June 30, 2008, the Company issued 410,000 units in connection with the termination of certain contractual obligations in the Western region (equal to a fair value of approximately $8.7 million).

During the six months ended June 30, 2008, the Company issued 600,000 units in connection with the acquisition of certain gas properties in the Appalachian Basin (equal to a fair value of approximately $14.7 million).

Cancellation of Units

During the six months ended June 30, 2008, the Company purchased 80,780 restricted units from employees for approximately $1.6 million in conjunction with the vesting of restricted unit awards.  The proceeds were used to fund the employees’ minimum payroll taxes on the awards, and the Company canceled the units.

(6)	Oil and Gas Capitalized Costs

Aggregate capitalized costs related to oil and gas production activities with applicable accumulated depreciation, depletion and amortization are presented below:

	June 30,	December 31,
	2008	2007
	(in thousands)
Proved properties:
Leasehold acquisition	$3,311,669	$3,095,400
Development	271,374	254,251
Unproved properties	100,994	156,908
Gas compression plant and pipelines	86,429	112,182
	3,770,466	3,618,741
Less accumulated depletion, depreciation and amortization	(154,558)	(127,265)
	$3,615,908	$3,491,476

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(7)	Business and Credit Concentrations

For the three and six months ended June 30, 2008, the Company’s four largest customers represented approximately 20%, 11%, 10% and 10% and 20%, 11%, 11% and 10%, respectively, of the Company’s sales.  For the three and six months ended June 30, 2007, the Company’s four largest customers represented approximately 40%, 24%, 13% and 12% and 34%, 23%, 14% and 12%, respectively, of the Company’s sales.

At June 30, 2008, two customers’ trade accounts receivable from oil, gas and natural gas liquids (“NGL”) sales accounted for more than 10% of the Company’s total trade accounts receivable.  As of June 30, 2008, trade accounts receivable from the Company’s two largest customers represented approximately 16% and 11% of the Company’s receivables.  At December 31, 2007, three customers’ trade accounts receivable from oil, gas and NGL sales accounted for more than 10% of the Company’s total trade accounts receivable.  As of December 31, 2007, trade accounts receivable from the Company’s three largest customers represented approximately 22%, 13% and 12% of the Company’s receivables.

(8)	Debt

At June 30, 2008 and December 31, 2007, the Company had the following debt outstanding:

	June 30,	December 31,
	2008	2007
	(in thousands)

Credit facility (1)	$1,826,000	$1,443,000
Term loan (2)	156,398	—
Senior notes, net (3)	250,000	—
Less current maturities	—	—
	$2,232,398	$1,443,000

(1)	Variable rate of 4.21% at June 30, 2008 and 7.02% at December 31, 2007.

(2)	Variable rate of 7.45% at June 30, 2008. This balance was repaid in full on July 1, 2008.

(3)	Fixed rate of 9.875%; net of unamortized discount of approximately $5.9 million at June 30, 2008.

Credit Facility

At June 30, 2008, the Company had a $2.0 billion borrowing base under its Third Amended and Restated Credit Agreement (“Credit Facility”) with a maturity of August 2010.  Effective July 1, 2008, in connection with the sale of Appalachian Basin oil and gas properties, the borrowing base was redetermined and decreased to $1.85 billion, all of which is conforming.

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

At June 30, 2008, available borrowing under the Credit Facility was $170.3 million, which includes a $3.7 million reduction in availability for outstanding letters of credit.  On July 1, 2008, the Company repaid $357.6 million in indebtedness under its Credit Facility with a portion of the net proceeds from the sale of properties in the Appalachian Basin (see Note 2).  Available borrowing under the Credit Facility was $330.1 million at July 31, 2008 which includes a $6.5 million reduction in availability for outstanding letters of credit.

Term Loan

On January 31, 2008, in order to fund a portion of the January 2008 acquisition of oil and gas properties in the Mid-Continent (see Note 3), the Company entered into a $400.0 million Second Lien Term Loan Agreement (“Term Loan”) maturing on July 31, 2009, secured by a second priority lien on all oil and gas properties as well as a second priority pledge on all ownership interests in its operating subsidiaries.  Covenants under the Term Loan are substantially similar to those under the Credit Facility.  Interest is determined by reference to LIBOR plus an applicable margin of 5.0% for the first twelve months and 7.5% for the remaining period until maturity or a domestic bank rate plus an applicable margin of 3.5% for the first twelve months and 6.0% for the remaining period until maturity.

On June 30, 2008, the Company repaid $243.6 million in indebtedness under the Term Loan with net proceeds from the Senior Notes (see below).  On July 1, 2008, the Company repaid the balance of the term loan of $156.4 million.  Deferred financing fees associated with the Term Loan of approximately $2.8 million were written off during the six months ended June 30, 2008.  Additionally, approximately $1.9 million in fees were written off in July 2008.

Senior Notes

On June 24, 2008, the Company entered into a purchase agreement with a group of initial purchasers (“Initial Purchasers”) pursuant to which the Company agreed to issue $255.9 million in aggregate principal amount of the Company’s senior notes due 2018 (“Senior Notes”).  The Senior Notes were offered and sold to the Initial Purchasers and then resold to qualified institutional buyers each in transactions exempt from the registration requirements under the Securities Act of 1933, as amended (“Securities Act”).  The Company used the net proceeds (after deducting the Initial Purchasers’ discounts and offering expense) of approximately $243.6 million to repay loans outstanding under the Company’s Term Loan (see above).  In connection with the Senior Notes, the Company incurred financing fees of approximately $7.3 million, which will be amortized over the life of the Senior Notes and recorded in interest expense.  The $5.9 million discount on the Senior Notes will be amortized over the life of the Senior Notes and recorded in interest expense.

The Senior Notes were issued under an Indenture dated June 27, 2008 (“Indenture”), mature on July 1, 2018 and bear interest at 9.875%.  Interest is payable semi-annually beginning January 1, 2009.  The Senior Notes are general unsecured senior obligations of the Company and are effectively junior in right of payment to any secured indebtedness of the Company to the extent of the collateral securing such indebtedness.  Each of the Company’s material subsidiaries guaranteed the Senior Notes on a senior unsecured basis.  The Indenture provides that the Company may redeem 1) on or prior to July 1, 2011, up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 109.875% of the principal amount, plus accrued and unpaid interest, 2) prior to July 1, 2013, all or part of the Senior Notes at a redemption price equal to the principal amount, plus a make whole premium (as defined in the Indenture) and accrued and unpaid interest, and 3) on or after July 1, 2013, all or part of the Senior Notes at redemption prices equal to 104.938% in 2013, 103.292% in 2014, 101.646% in 2015 and 100% in 2016 and thereafter.  The Indenture also provides that, if a change of control (as defined in the Indenture) occurs, the holders have a right to require the Company to repurchase all or part of the Senior Notes at a redemption price equal to 101%, plus accrued and unpaid interest.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The Senior Notes’ Indenture contains covenants that, among other things, limit the Company’s ability to: (i) pay distributions on, purchase or redeem the Company’s units or redeem its subordinated debt; (ii) make investments; (iii) incur or guarantee additional indebtedness or issue certain types of equity securities; (iv) create certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of the Company’s assets; (vii) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.

In connection with the issuance and sale of the Senior Notes, the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”) with the Initial Purchasers.  Under the Registration Rights Agreement, the Company agreed to use its reasonable best efforts to file with the SEC and cause to become effective a registration statement relating to an offer to issue new notes having terms substantially identical to the Senior Notes in exchange for outstanding Senior Notes.  In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the Senior Notes.  The Company will not be obligated to file the registration statements described above if the restrictive legend on the Senior Notes has been removed and the Senior Notes are freely tradable (in each case, other than with respect to persons that are affiliates of the Company) pursuant to Rule 144 under the Securities Act, as of the 366th day after the Senior Notes were issued.  If the Company fails to satisfy its obligations under the Registration Rights Agreement, the Company may be required to pay additional interest to holders of the Senior Notes under certain circumstances.

(9)	Derivatives

Commodity Derivatives

The Company sells oil, gas and NGL in the normal course of its business and utilizes derivative instruments to minimize the variability in cash flows due to price movements in oil, gas and NGL.  The Company enters into derivative instruments such as swap contracts, collars and put options to hedge a portion of its forecasted oil, gas and NGL sales.  Oil puts are also used to hedge NGL sales.  See Note 10 for additional disclosures about oil and gas commodity derivatives as required by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes open positions as of June 30, 2008 and represents, as of such date, derivatives in place through December 31, 2014, on annual production volumes:

	Year 2008	Year 2009	Year 2010	Year 2011	Year 2012	Year 2013	Year 2014
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMMBtu)	21,313	42,166	42,086	33,485	31,162	—	—
Average Price ($/MMBtu)	$8.65	$8.51	$8.14	$8.22	$8.46	$—	$—
Puts:
Hedged Volume (MMMBtu)	3,532	6,960	6,960	6,960	—	—	—
Average Price ($/MMBtu)	$8.07	$7.50	$7.50	$7.50	$—	$—	$—
PEPL Puts: (1)
Hedged Volume (MMMBtu)	1,927	5,334	10,634	13,259	5,934	—	—
Average Price ($/MMBtu)	$7.85	$7.85	$7.85	$7.85	$7.85	$—	$—
Total:
Hedged Volume (MMMBtu)	26,772	54,460	59,680	53,704	37,096	—	—
Average Price ($/MMBtu)	$8.52	$8.32	$8.02	$8.03	$8.36	$—	$—

Oil Positions:
Fixed Price Swaps:
Hedged Volume (MBbls)	1,376	2,437	2,150	2,073	2,025	900	—
Average Price ($/Bbl)	$82.11	$78.07	$78.28	$79.65	$77.65	$72.22	$—
Puts: (2)
Hedged Volume (MBbls)	934	1,843	2,250	2,352	500	—	—
Average Price ($/Bbl)	$73.34	$72.13	$70.56	$69.11	$77.73	$—	$—
Collars:
Hedged Volume (MBbls)	—	250	250	276	348	1,375	2,200
Average Floor Price ($/Bbl)	$—	$90.00	$90.00	$90.00	$90.00	$110.00	$110.00
Average Ceiling Price ($/Bbl)	$—	$114.25	$112.00	$112.25	$112.35	$152.00	$152.00
Total:
Hedged Volume (MBbls)	2,310	4,530	4,650	4,701	2,873	2,275	2,200
Average Price ($/Bbl)	$78.57	$76.31	$75.17	$74.98	$79.16	$95.05	$110.00

Gas Basis Differential Positions:
PEPL Basis Swaps: (3)
Hedged Volume (MMMBtu)	18,073	34,666	29,366	26,741	34,066	—	—
Hedged Differential ($/MMBtu)	$(0.95)	$(0.95)	$(0.95)	$(0.95)	$(0.95)	$—	$—

(1)	Settle on the Panhandle Eastern Pipeline (“PEPL”) spot price of gas to hedge basis differential associated with gas production in the Mid-Continent region.

(2)	The Company utilizes oil puts to hedge revenues associated with its NGL production.

(3)	Represents a swap of the basis between the New York Mercantile Exchange (“NYMEX”) and the PEPL spot price of gas of $(0.95) per MMBtu for the volumes hedged.

Settled derivatives on gas production for the three and six months ended June 30, 2008 included a volume of 10,045 MMMBtu and 25,158 MMMBtu at an average contract price of $8.52 and $8.44, respectively.  Settled derivatives on oil and NGL production for the three and six months ended June 30, 2008 included a volume of 1,155 MBbls and 2,137 MBbls at an average contract price of $78.57 and $77.31, respectively.  The gas derivatives are settled based on the closing NYMEX future price of gas or on the published PEPL spot price of gas on the settlement date, which occurs on the third day preceding the production month.

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

Interest Rate Swaps

The Company has entered into interest rate swap agreements based on LIBOR to minimize the effect of fluctuations in interest rates.  If LIBOR is lower than the fixed rate in the contract, the Company is required to pay the counterparties the difference, and conversely, the counterparties are required to pay the Company if LIBOR is higher than the fixed rate in the contract.  The Company did not designate the interest rate swap agreements as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”); therefore, the changes in fair value of these instruments are recorded in current earnings.  See Note 10 for additional disclosures about interest rate swaps as required by SFAS 157.

The following presents the settlement terms of the interest rate swaps:

	Year	Year	Year	Year
	2008	2009	2010	2011 (1)
	(dollars in thousands)

Notional Amount	$1,212,000	$1,212,000	$1,212,000	$1,212,000
Fixed Rate	4.20%	5.06%	5.06%	5.06%

(1)	Represents interest rate swaps that settle in January 2011.

Outstanding Notional Amounts

The following presents the outstanding notional amounts and maximum number of months outstanding of derivative instruments:

	June 30,	December 31,
	2008	2007

Outstanding notional amounts of gas contracts (MMMBtu)	231,712	275,769
Maximum number of months gas contracts outstanding	54	59
Outstanding notional amounts of oil contracts (MBbls)	23,539	16,214
Maximum number of months oil contracts outstanding	78	72
Outstanding notional amount of interest rate swaps (in thousands)	$1,212,000	$1,212,000
Maximum number of months interest rate swaps outstanding	30	36

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Balance Sheet Presentation

The Company’s commodity derivatives and interest rate swap derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets.  The following summarizes the fair value of derivatives outstanding on a gross basis:

	June 30,	December 31,
	2008	2007
	(in thousands)
Assets:
Commodity derivatives	$134,603	$246,124
Interest rate swaps	—	2,548
	$134,603	$248,672
Liabilities:
Commodity derivatives	$1,195,440	$260,058
Interest rate swaps	32,055	32,475
	$1,227,495	$292,533

The Company’s counterparties are participants in its Credit Facility (see Note 8) which is secured by the Company’s oil and gas reserves; therefore, the Company is not required to post any collateral.  The counterparties are large, international financial services institutions and therefore the Company does not require collateral from the counterparties.  The maximum amount of loss due to credit risk, based on the gross fair value of financial instruments that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts was approximately $15.4 million at June 30, 2008.  In accordance with the Company’s standard practice, its commodity and interest rate swap derivatives are subject to counterparty netting under master netting agreements and therefore the risk of such loss is substantially mitigated at June 30, 2008.

Gain (Loss) on Derivatives

Gains and losses on derivatives are reported on the condensed consolidated statements of operations in “loss on oil and gas derivatives” and “gain (loss) on interest rate swaps” and include realized and unrealized gains (losses).  Realized gains (losses), excluding canceled commodity derivatives, represent amounts related to the settlement of derivative instruments, and for commodity derivatives, are aligned with the underlying production.  Unrealized gains (losses) represent the change in fair value of the

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

derivative instruments and are non-cash items.  The following presents the Company’s reported gains and losses on derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Realized gains (losses):
Commodity derivatives	$(29,210)	$6,200	$(34,019)	$13,893
Canceled commodity derivatives	(68,197)	—	(68,197)	—
Interest rate swaps	(4,221)	—	(5,662)	82
	$(101,628)	$6,200	$(107,878)	$13,975
Unrealized gains (losses):
Commodity derivatives	$(773,397)	$(23,907)	$(1,037,382)	$(92,041)
Interest rate swaps	35,825	274	(2,127)	115
	$(737,572)	$(23,633)	$(1,039,509)	$(91,926)
Total gains (losses):
Commodity derivatives	$(870,804)	$(17,707)	$(1,139,598)	$(78,148)
Interest rate swaps	31,604	274	(7,789)	197
	$(839,200)	$(17,433)	$(1,147,387)	$(77,951)

During the three months ended June 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production resulting in a realized loss of $68.2 million.  The future gas production under the canceled contracts primarily related to properties in the Appalachian Basin (see Note 2).

See Note 18 for detail about commodity derivative contracts canceled and entered into subsequent to June 30, 2008.

(10)	Fair Value of Financial Instruments

The Company accounts for its oil and gas commodity derivatives and interest rate swaps at fair value (see Note 9) on a recurring basis.  Effective January 1, 2008, the Company adopted SFAS 157 for these financial instruments.  SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  The impact of the adoption of SFAS 157 to the Company’s results of operations was a decrease to net loss by approximately $78.4 million and $88.0 million, or $0.69 per unit and $0.77 per unit, for the three and six months ended June 30, 2008, respectively, resulting from an assumed credit risk adjustment.

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at June 30, 2008.  These items are included in “derivative instruments” on the condensed consolidated balance sheet.

	Fair Value Measurements on a Recurring Basis June 30, 2008
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$134,603	$(134,603)	$—

Liabilities:
Commodity derivatives	$1,195,440	$(134,603)	$1,060,837
Interest rate swaps	$32,055	$—	$32,055

(1)	Represents counterparty netting under master netting agreements.

(11)	Commitments and Contingencies

From time to time the Company is a party to various legal proceedings or is subject to industry rulings that could bring rise to claims in the ordinary course of business.  The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its business, financial position, results of operations or liquidity.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(12)	Earnings Per Unit

Basic and diluted earnings per unit are presented on the condensed consolidated statements of operations.  Basic units outstanding excludes the effect of average anti-dilutive common stock equivalents related to unit options and warrants and unvested restricted units of 2.6 million and 2.5 million for the three and six months ended June 30, 2008, respectively.  Basic units outstanding excludes the effect of average anti-dilutive common stock equivalents related to unit options and warrants and unvested restricted units of 1.9 million and 1.9 million for the three and six months ended June 30, 2007, respectively.  All equivalent units were anti-dilutive for the three and six months ended June 30, 2008 and 2007, as the Company reported a net loss from operations.

(13)	Unit-Based Compensation

Employee Grants

During the six months ended June 30, 2008, the Company granted an aggregate 576,970 restricted units and 691,000 unit options to employees, primarily as part of its annual review of employee compensation, with an aggregate fair value of approximately $14.2 million.  The majority of these restricted units and options vest ratably over three years.  In addition, during the six months ended June 30, 2008, the Company granted 15,784 phantom units to independent members of its Board of Directors with a fair value of approximately $0.4 million.  The phantom units vest over one year.  For the three and six months ended June 30, 2008, the Company recorded unit-based compensation expense in continuing operations of approximately $3.9 million and $7.5 million, respectively, as a non-cash charge against income before income taxes and it is included in “operating expenses” or “general and administrative expenses” on the condensed consolidated statements of operations.  For the three and six months ended June 30, 2007, the Company recorded unit-based compensation and unit warrant expense in continuing operations of approximately $3.9 million and $7.5 million, respectively.

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

(15)	Related Party Transactions

Lehman Brothers Holdings, Inc.

At June 30, 2008, on an aggregate basis, a group of certain direct or indirect wholly owned subsidiaries of Lehman Brothers Holdings, Inc. (“Lehman”) owned over 10% of the Company’s outstanding units.  As such, Lehman is considered a related party under the provisions of SFAS No. 57 “Related Party Disclosures.” Lehman subsidiaries provide certain services to the Company, including participation in the Company’s Credit Facility, Term Loan, offering of Senior Notes (see Note 8), sale of Appalachian Basin assets (see Note 2) and sale of commodity derivative instruments (see Note 9), which were all consummated on terms equivalent to those that prevail in arm’s-length transactions.

During the three and six months ended June 30, 2008, the Company paid Lehman interest on borrowings of approximately $1.0 million and $2.2 million, respectively, and financing fees of approximately $1.3 million and $1.8 million, respectively.  During the three and six months ended June 30, 2007, the Company paid

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Lehman interest on borrowings of approximately $0.4 million and $0.7 million, respectively, and financing fees of zero and approximately $13,000, respectively.

During the three and six months ended June 30, 2007, in conjunction with its June 2007, $260.0 million and February 2007, $360.0 million private placements of units, the Company paid Lehman underwriting fees of approximately $1.4 million and $3.5 million, respectively.  Lehman was a participant in the private placements and the Company received $68.7 million and $118.7 million, respectively, of proceeds from Lehman in relation to these transactions during the three and six months ended June 30, 2007.

During the three and six months ended June 30, 2008, the Company paid distributions on units to Lehman of approximately $9.3 million and $18.5 million, respectively.  During the three and six months ended June 30, 2007, the Company paid distributions on units to Lehman of approximately $2.2 million and $3.3 million, respectively.  During the three and six months ended June 30, 2008, the Company paid Lehman approximately $18.0 million and $18.8 million, respectively, on settled commodity derivative contracts.  During the three and six months ended June 30, 2007, Lehman paid the Company approximately $0.5 million and $1.0 million, respectively, on settled commodity derivative contracts.  In addition, during the six months ended June 30, 2008, the Company purchased approximately $1.3 million of deal contingent oil swap contracts from Lehman.

The following sets forth the amounts due to or from Lehman as of the respective balance sheet dates included in the accompanying condensed consolidated financial statements:

	June 30,	December 31,
	2008	2007
	(in thousands)
Assets:
Current oil and gas derivative assets	$—	$14,226
Liabilities:
Accrued interest payable	$143	$162
Current oil and gas derivative liabilities	$241,931	$—
Other current liabilities	$—	$1,278
Long-term debt	$57,000	$40,404
Noncurrent oil and gas derivative liabilities	$421,753	$7,028

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(16)	Supplemental Disclosures to the Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Supplemental disclosure of cash flow information:
Cash payments for interest	$60,662	$19,656
Supplemental disclosure of non-cash investing activities:
In connection with the purchase of oil and gas properties, liabilities were assumed as follows:
Fair value of assets acquired	$581,780	$545,789
Cash paid	(573,030)	(539,304)
Liabilities assumed, net	$8,750	$6,485
Supplemental disclosure of non-cash financing activities:
Units issued in connection with the purchase of oil and gas properties	$23,455	$—

For purposes of the statement of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Restricted cash of $0.9 million and $0.5 million is included in “other noncurrent assets” on the condensed consolidated balance sheets at June 30, 2008 and December 31, 2007, respectively, and represents cash the Company has deposited into a separate account and designated for asset retirement obligations in accordance with contractual agreements.

The Company manages its working capital and cash requirements to borrow only as needed from its Credit Facility.  At December 31, 2007, the Company had approximately $5.2 million of outstanding checks, the balance of which is included in “other current liabilities” on the condensed consolidated balance sheet.

(17)	Recently Issued Accounting Standards

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact the provisions of this FSP will have on its results of operations and financial position, but does not expect it will be material.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133” (“SFAS 161”). SFAS 161 requires expanded disclosure regarding derivatives and hedging activities including disclosure of the fair values of derivative instruments and their gains and losses in tabular form.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  The Company adopted SFAS 161 effective January 1, 2008 (see Note 9).  The adoption of the requirements of SFAS 161, which solely expanded disclosures, had no effect on the Company’s results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157,” which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

on a recurring basis.  On January 1, 2008, the Company adopted the provisions of SFAS 157 related to financial assets and liabilities and to nonfinancial assets and liabilities measured at fair value on a recurring basis (see Note 10).  On January 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination.  The Company is currently evaluating the impact the provisions of SFAS 157 related to these items will have on its results of operations and financial position.

(18)	Subsequent Events

In the third quarter of 2008, the Company canceled (before the contract settlement date) swap contracts on estimated future gas production resulting in a realized loss of $13.2 million.  The swap contracts were canceled as a result of the pending sale of the Verden assets (see Note 2).

In addition, in the third quarter of 2008, the Company made several changes to its commodity derivative portfolio, comprised of the following:

Oil Swap Restructuring

The Company took advantage of the relative strength of crude oil prices in 2013 and 2014 by reallocating swap value from those years and canceling in-the-money collars to raise swap prices in years 2009 through 2012.

Oil Put Strike Increase

The Company also took advantage of the increase in crude oil prices by locking in these gains in the form of put strike increases.  The Company increased the weighted average put strike price from $72.13 to $120.00 per barrel in 2009 and from $70.56 to $110.00 per barrel in 2010 for a total cost of $60.6 million.

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

Executive Summary

Linn Energy is an independent oil and gas company focused on the development and acquisition of long life properties which complement its asset profile in producing basins within the United States. From its initial public offering in January 2006 through the date of this report (excluding the Appalachian Basin properties sold in July 2008 discussed below), the Company has completed ten acquisitions of working and royalty interests in oil and gas properties and related gathering and pipeline assets.  Total acquired proved reserves were approximately 1.7 Tcfe at an acquisition cost of approximately $2.15 per Mcfe.  See Note 3 for details about the Company’s recent acquisitions.  The Company finances acquisitions with a combination of proceeds from the issuance of its units, bank borrowings and cash flow from operations.

On July 1, 2008, the Company completed the sale of its interests in oil and gas properties located in the Appalachian Basin to XTO for a contract price of $600.0 million, subject to closing adjustments (see Note 2).  The Company received a cash down payment of $60.0 million in April 2008 which is included in “other current liabilities” on the condensed consolidated balance sheet at June 30, 2008.  The Company used the net proceeds from the sale of $560.0 million to repay loans outstanding under its Term Loan and reduce indebtedness under its Credit Facility (see Note 8).  The assets include approximately 197 Bcfe of proved reserves at December 31, 2007.  The carrying value of net assets sold was approximately $405.0 million, resulting in a gain on the sale of approximately $155.0 million, which will be recorded in discontinued operations during the third quarter of 2008.  The gain is subject to normal post-closing adjustments.

In March 2008, the Company exited the drilling and service business in the Appalachian Basin provided by its wholly owned subsidiary Mid Atlantic.  At June 30, 2008, substantially all of the property and equipment previously held by Mid Atlantic totaling approximately $9.2 million had been sold.  During the six months ended June 30, 2008, the Company recorded a loss on the sale of the Mid Atlantic assets of approximately $1.3 million, which is recorded in “income from discontinued operations, net of taxes” on the condensed consolidated statement of operations.

The results of the Company’s Appalachian Basin and Mid Atlantic operations are classified as discontinued operations for all periods presented.  Unless otherwise indicated, results of operations information presented herein relates only to Linn Energy’s continuing operations.

Second quarter 2008 results from continuing operations included the following:

•	oil, gas and NGL sales of approximately $255.6 million, compared to $32.5 million in the second quarter of 2007;
•	daily production of 223.6 MMcfe/d, compared to 45.8 MMcfe/d in the second quarter of 2007; and
•	lease operating expenses of $1.44 per Mcfe, compared to $1.72 per Mcfe in the second quarter of 2007.

In addition, on June 3, 2008, the Company entered into an agreement to sell certain of its assets in the Verden area in Oklahoma to Laredo for a contract price of $185.0 million, subject to closing adjustments.  The Company plans to use net proceeds from the sale to reduce indebtedness.  The Company anticipates closing in the third quarter of 2008, subject to closing conditions.  There can be no assurance that all of the conditions to closing will be satisfied.  The assets include approximately 50,000 net acres and 45 Bcfe of proved reserves at December 31, 2007.  The carrying value of net assets to be sold was approximately $143.0 million.  In the third quarter of 2008, the Company canceled (before the contract settlement date) swap contracts on estimated future gas production resulting in a realized loss of $13.2 million.  The swap contracts were canceled as a result of the pending sale of the Verden assets (see Note 2).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

In addition, in the third quarter of 2008, the Company made several changes to its commodity derivative portfolio, comprised of the following:

Oil Swap Restructuring

The Company took advantage of the relative strength of crude oil prices in 2013 and 2014 by reallocating swap value from those years and canceling in-the-money collars to raise swap prices in years 2009 through 2012 as detailed in the table below.

	Year 2009	Year 2010	Year 2011	Year 2012	Year 2013	Year 2014
Fixed Price Oil Swaps:
Before Restructuring:
Hedged Volume (MBbls)	2,437	2,150	2,073	2,025	900	—
Average Price ($/Bbl)	$78.07	$78.28	$79.65	$77.65	$72.22	$—
After Restructuring:
Hedged Volume (MBbls)	2,437	2,150	2,073	2,025	2,275	2,200
Average Price ($/Bbl)	$90.00	$90.00	$84.22	$84.22	$84.22	$84.22

	Year 2013	Year 2014
Oil Collars:
Before Restructuring:
Hedged Volume (MBbls)	1,375	2,200
Average Floor Price ($/Bbl)	$110.00	$110.00
Average Ceiling Price ($/Bbl)	$152.00	$152.00
After Restructuring:
Hedged Volume (MBbls)	—	—
Average Floor Price ($/Bbl)	$—	$—
Average Ceiling Price ($/Bbl)	$—	$—

Oil Put Strike Increase

The Company also took advantage of the increase in crude oil prices by locking in these gains in the form of put strike increases.  The Company increased the weighted average put strike price from $72.13 to $120.00 per barrel in 2009 and from $70.56 to $110.00 per barrel in 2010 for a total cost of $60.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations – Continuing Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Three Months Ended June 30,
	2008	2007	Variance
	(in thousands)
Revenues:
Gas sales	$118,331	$9,232	$109,099
Oil sales	97,745	12,824	84,921
NGL sales	39,510	10,439	29,071
Total oil, gas and NGL sales	255,586	32,495	223,091
Loss on oil and gas derivatives (1)	(870,804)	(17,707)	(853,097)
Natural gas marketing revenues	3,593	2,740	853
Other revenues	642	487	155
Total revenues	$(610,983)	$18,015	$(628,998)

Expenses:
Operating expenses:
Lease operating and other	$29,321	$7,156	$22,165
Production and ad valorem taxes	17,320	2,587	14,733
Natural gas marketing expenses	3,260	2,323	937
General and administrative expenses (2)	18,171	11,887	6,284
Data license expenses	47	—	47
Depreciation, depletion and amortization	50,402	6,736	43,666
Total expenses	$118,521	$30,689	$87,832

Other income and (expenses)	$3,959	$(4,211)	$8,170

Notes to table:

(1)
During the three months ended June 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production primarily associated with properties in the Appalachian Basin (see Note 2) resulting in a realized loss of approximately $68.2 million.

(2)	The measure for the three months ended June 30, 2008 and 2007 includes approximately $3.8 million and $3.9 million, respectively, of non-cash unit-based compensation and unit warrant expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended June 30,
	2008	2007	Variance
Average daily production – continuing operations:
Gas (MMcf/d)	130.6	16.4	696.3%
Oil (MBbls/d)	9.3	2.7	244.4%
NGL (MBbls/d)	6.2	2.2	181.8%
Total (MMcfe/d)	223.6	45.8	388.2%

Average daily production – discontinued operations:
Total (MMcfe/d)	24.0	22.8	5.3%

Weighted average prices (hedged): (1)
Gas (Mcf)	$9.92	$8.89	11.6%
Oil (Bbl)	$81.10	$60.71	33.6%
NGL (Bbl)	$70.55	$52.63	34.0%

Weighted average prices (unhedged): (2)
Gas (Mcf)	$9.96	$6.16	61.7%
Oil (Bbl)	$114.99	$52.99	117.0%
NGL (Bbl)	$70.55	$51.42	37.2%

Representative NYMEX oil and gas prices:
Gas (MMBtu)	$10.94	$7.55	44.9%
Oil (Bbl)	$123.98	$65.03	90.7%

Costs per Mcfe of production:
Operating expenses:
Lease operating and other	$1.44	$1.72	(16.3)%
Production and ad valorem taxes	$0.85	$0.62	37.1%
General and administrative expenses (3)	$0.89	$2.85	(68.8)%
Depreciation, depletion and amortization	$2.48	$1.62	53.1%

Notes to table:

(1)
Includes the effect of realized gains (losses) of $(29.2) million (excluding the $68.2 million loss noted on the prior page) and $6.2 million on derivatives for the three months ended June 30, 2008 and 2007, respectively.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
The measure for the three months ended June 30, 2008 and 2007 includes approximately $3.8 million and $3.9 million, respectively, of non-cash unit-based compensation and unit warrant expenses.  Excluding these amounts, general and administrative expenses for the three months ended June 30, 2008 and 2007 were $0.70 per Mcfe and $1.93 per Mcfe, respectively.  This is a non-GAAP measure used by Company management to analyze its performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues

Gas, oil and NGL sales increased by approximately $223.1 million, or 686%, to approximately $255.6 million for the three months ended June 30, 2008, from $32.5 million for the three months ended June 30, 2007.

The increase in gas, oil and NGL revenues was primarily attributable to increased production as a result of acquisitions and, to a lesser extent, drilling.  Total production increased to 223.6 MMcfe/d during the three months ended June 30, 2008, from 45.8 MMcfe/d during the three months ended June 30, 2007.  The increase in production was due primarily to production from the Mid-Continent III oil and gas properties acquired in August 2007 (see Note 3).  In addition, the Company drilled 70 wells during the three months ended June 30, 2008, compared to 42 wells during the same period of 2007.  (These well counts exclude 20 and 30 wells drilled in the Appalachian Basin during the three months ended June 30, 2008 and 2007, respectively, as they were related to discontinued operations.)  Volume increases during the three months ended June 30, 2008 increased total gas, oil and NGL revenues by $114.6 million compared to the same period of 2007.

Gas production increased to 130.6 MMcf/d during the three months ended June 30, 2008, from 16.4 MMcf/d during the three months ended June 30, 2007, primarily due to the 2007 and 2008 acquisitions in the Mid-Continent region (see Note 3).  The increase in the weighted average price of gas for the period, to $9.96 per Mcf, from $6.16 per Mcf, contributed approximately $45.1 million to the increase in gas revenues.

Oil production increased to 9.3 MBbls/d during the three months ended June 30, 2008, from 2.7 MBbls/d during the three months ended June 30, 2007, due to acquisitions in the Mid-Continent region and the drilling of new wells in the Company’s Western region.  Acquisitions also increased NGL production to 6.2 MBbls/d during the three months ended June 30, 2008, from 2.2 MBbls/d during the comparative period of the prior year.  The increase in the weighted average price of oil for the period, to $114.99 per Bbl, from $52.99 per Bbl, contributed approximately $52.7 million to the increase in oil revenues.  The increase in the weighted average price of NGL for the period, to $70.55 per Bbl, from $51.42 per Bbl, contributed approximately $10.7 million to the increase in NGL revenues.

Commodity Derivative Activities

The Company determines the fair value of its oil and gas derivatives using pricing models that use a variety of techniques to arrive at fair value, including quotes and pricing analysis.  See Note 9 and Note 10 for additional information.  During the three months ended June 30, 2008, the Company had commodity derivative contracts for approximately 85% of its gas production and 82% of its oil and NGL production, which resulted in realized losses of $97.4 million (including realized losses on canceled contracts of approximately $68.2 million).  During the three months ended June 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production primarily associated with properties in the Appalachian Basin (see Note 2).  During the three months ended June 30, 2007, the Company recorded realized gains of $6.2 million.  Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives.  During the second quarters of 2008 and 2007, expected future oil and gas prices increased, which resulted in unrealized losses on derivatives of $773.4 million and $23.9 million for the three months ended June 30, 2008 and 2007, respectively.  Such market value adjustments, if realized in the future, would be offset by higher actual prices for production.  See Note 9 for details regarding derivatives in place through December 31, 2014.

Expenses

Lease operating and other expenses include expenses such as labor, field office, vehicle, supervision, transportation, maintenance, tools and supplies.  As noted below, total lease operating expenses increased; however, lease operating expenses per equivalent unit of production (excluding production and ad valorem taxes) decreased to $1.44 per Mcfe for the three months ended June 30, 2008, compared to $1.72 per Mcfe for the three months ended June 30, 2007, due to acquired properties providing cost efficiencies and economies of scale.

Lease operating and other expenses increased by approximately $22.2 million, or 308%, to $29.3 million for the three months ended June 30, 2008, from $7.2 million for the three months ended June 30, 2007.  Operating expenses increased primarily due to higher production and costs associated with the 2007 and 2008 acquisitions in the Mid-Continent region, including expenses associated with the addition of approximately 150 field and direct field support employees in the third quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Production and ad valorem taxes were approximately 7% and 8% of total sales for the three months ended June 30, 2008 and 2007, respectively.  Production and ad valorem taxes increased by approximately $14.7 million, to $17.3 million for the three months ended June 30, 2008, from $2.6 million for the three months ended June 30, 2007.  Production taxes, which are a function of revenues generated from production, increased by approximately $13.2 million compared to the same period of 2007.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased by approximately $1.5 million compared to the three months ended June 30, 2007.

General and administrative expenses are costs not directly associated with field operations and include costs of employees and executive officers, related benefits, office leases and professional fees.  As noted below, total general and administrative expenses increased; however, expenses per equivalent unit of production decreased to $0.89 per Mcfe for the three months ended June 30, 2008, compared to $2.85 per Mcfe for the three months ended June 30, 2007, due to increases in production, cost efficiencies and economies of scale provided by acquired properties.

General and administrative expenses increased by approximately $6.3 million, or 53%, to $18.2 million for the three months ended June 30, 2008, from $11.9 million for the three months ended June 30, 2007.  The increase in general and administrative expenses over the second quarter of 2007 was primarily due to costs incurred to support the Company’s increased size and infrastructure growth, including the addition of a regional operating office in Oklahoma.  Salaries and benefits expense increased approximately $4.3 million during the three months ended June 30, 2008 and includes costs associated with approximately 150 support employees added in the third quarter of 2007.  Information technology costs, such as software, data administration and data conversion costs increased by approximately $1.3 million compared to the same period of 2007.

Depreciation, depletion and amortization increased by approximately $43.7 million, to $50.4 million for the three months ended June 30, 2008, from $6.7 million for the three months ended June 30, 2007.  Higher total production levels, primarily due to the Company’s acquisitions in the Mid-Continent in 2008 and 2007, were the primary reason for the increase.

Other income and (expenses) aggregated to income of approximately $4.0 million for the three months ended June 30, 2008, compared to expense of $4.2 million for the three months ended June 30, 2007, primarily due to an increase in total gains on interest rate swaps of approximately $31.3 million over the prior year.  The Company’s interest rate swaps were not designated as cash flow hedges under SFAS 133, even though they reduce exposure to changes in interest rates (see Note 9).  Therefore, the changes in fair values of these instruments were recorded as unrealized gains of approximately $35.8 million and $0.3 million for the three months ended June 30, 2008 and 2007, respectively.  These amounts are non-cash items.  The increase in gains on interest rate swaps was partially offset by an increase in interest expense of approximately $18.7 million related to increased debt levels associated with borrowings to fund acquisitions and drilling.  Additionally, the Company wrote-off deferred financing fees of approximately $3.4 million during the three months ended June 30, 2008 associated with its Term Loan (see Note 8).

Income tax was a benefit of approximately $0.2 million and an expense of $0.2 million for the three months ended June 30, 2008 and 2007, respectively.  The Company is a limited liability company treated as a partnership for federal and state income tax purposes.  Limited liability companies are subject to state income taxes in Texas.  Certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations – Continuing Operations

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	Six Months Ended June 30,
	2008	2007	Variance
	(in thousands)
Revenues:
Gas sales	$203,759	$17,328	$186,431
Oil sales	162,052	22,209	139,843
NGL sales	65,647	16,525	49,122
Total oil, gas and NGL sales	431,458	56,062	375,396
Loss on oil and gas derivatives (1)	(1,139,598)	(78,148)	(1,061,450)
Natural gas marketing revenues	6,409	4,661	1,748
Other revenues	1,121	1,132	(11)
Total revenues	$(700,610)	$(16,293)	$(684,317)

Expenses:
Operating expenses:
Lease operating and other	$52,620	$13,304	$39,316
Production and ad valorem taxes	30,142	4,305	25,837
Natural gas marketing expenses	5,677	3,975	1,702
General and administrative expenses (2)	37,398	22,193	15,205
Data license expenses	2,475	—	2,475
Depreciation, depletion and amortization	94,483	12,470	82,013
Total expenses	$222,795	$56,247	$166,548

Other income and (expenses)	$(60,890)	$(8,915)	$(51,975)

Notes to table:

(1)
During the six months ended June 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production primarily associated with properties in the Appalachian Basin (see Note 2) resulting in a realized loss of approximately $68.2 million.

(2)	The measure for the six months ended June 30, 2008 and 2007 includes approximately $7.4 million and $7.5 million, respectively, of non-cash unit-based compensation and unit warrant expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Six Months Ended June 30,
	2008	2007	Variance
Average daily production – continuing operations:
Gas (MMcf/d)	126.1	15.2	729.6%
Oil (MBbls/d)	8.6	2.5	244.0%
NGL (MBbls/d)	5.3	1.8	194.4%
Total (MMcfe/d)	209.5	41.0	411.0%

Average daily production – discontinued operations:
Total (MMcfe/d)	24.4	23.4	4.3%

Weighted average prices (hedged): (1)
Gas (Mcf)	$9.10	$9.13	(0.3)%
Oil (Bbl) (4)	$78.37	$60.29	30.0%
NGL (Bbl)	$68.60	$53.81	27.5%

Weighted average prices (unhedged): (2)
Gas (Mcf)	$8.85	$6.33	39.8%
Oil (Bbl)	$103.88	$49.24	111.0%
NGL (Bbl)	$68.60	$50.08	37.0%

Representative NYMEX oil and gas prices:
Gas (MMBtu)	$9.49	$7.16	32.5%
Oil (Bbl)	$110.94	$61.65	80.0%

Costs per Mcfe of production:
Operating expenses:
Lease operating and other	$1.38	$1.79	(22.9)%
Production and ad valorem taxes	$0.79	$0.58	36.2%
General and administrative expenses (3)	$0.98	$2.99	(67.2)%
Depreciation, depletion and amortization	$2.48	$1.68	47.6%

Notes to table:

(1)
Includes the effect of realized gains (losses) of $(34.0) million (excluding the $68.2 million loss noted on the prior page) and $13.9 million on derivatives for the six months ended June 30, 2008 and 2007, respectively.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
The measure for the six months ended June 30, 2008 and 2007 includes approximately $7.4 million and $7.5 million, respectively, of non-cash unit-based compensation and unit warrant expenses.  Excluding these amounts, general and administrative expenses for the six months ended June 30, 2008 and 2007 were $0.79 per Mcfe and $1.98 per Mcfe, respectively.  This is a non-GAAP measure used by Company management to analyze its performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues

Gas, oil and NGL sales increased by approximately $375.4 million, or 669%, to approximately $431.5 million for the six months ended June 30, 2008, from $56.1 million for the six months ended June 30, 2007.

The increase in gas, oil and NGL revenues was primarily attributable to increased production as a result of acquisitions and, to a lesser extent, drilling.  Total production increased to 209.5 MMcfe/d during the six months ended June 30, 2008, from 41.0 MMcfe/d during the six months ended June 30, 2007.  The increase in production was due primarily to production from the Mid-Continent III oil and gas properties acquired in August 2007 (see Note 3).  In addition, the Company drilled 146 wells during the six months ended June 30, 2008, compared to 58 wells during the same period of 2007.  (These well counts exclude 45 and 55 wells drilled in the Appalachian Basin during the six months ended June 30, 2008 and 2007, respectively, as they were related to discontinued operations.)  Volume increases during the six months ended June 30, 2008 increased total gas, oil and NGL revenues by $214.5 million compared to the same period of 2007.

Gas production increased to 126.1 MMcf/d during the six months ended June 30, 2008, from 15.2 MMcf/d during the six months ended June 30, 2007, primarily due to the 2007 and 2008 acquisitions in the Mid-Continent region (see Note 3).  The increase in the weighted average price of gas for the period, to $8.85 per Mcf, from $6.33 per Mcf, contributed approximately $58.0 million to the increase in gas revenues.

Oil production increased to 8.6 MBbls/d during the six months ended June 30, 2008, from 2.5 MBbls/d during the six months ended June 30, 2007, due to acquisitions in the Mid-Continent region and the drilling of new wells in the Company’s Western region.  Acquisitions also increased NGL production to 5.3 MBbls/d during the six months ended June 30, 2008, from 1.8 MBbls/d during the comparative period of the prior year.  The increase in the weighted average price of oil for the period, to $103.88 per Bbl, from $49.24 per Bbl, contributed approximately $85.2 million to the increase in oil revenues.  The increase in the weighted average price of NGL for the period, to $68.60 per Bbl, from $50.08 per Bbl, contributed approximately $17.7 million to the increase in NGL revenues.

Commodity Derivative Activities

The Company determines the fair value of its oil and gas derivatives using pricing models that use a variety of techniques to arrive at fair value, including quotes and pricing analysis.  See Note 9 and Note 10 for additional information.  During the six months ended June 30, 2008, the Company had commodity derivative contracts for approximately 109% of its gas production and 85% of its oil and NGL production, which resulted in realized losses of $102.2 million (including realized losses on canceled contracts of approximately $68.2 million).  During the six months ended June 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production primarily associated with properties in the Appalachian Basin (see Note 2).  During the six months ended June 30, 2007, the Company recorded realized gains of $13.9 million.  Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives.  During the first two quarters of 2008 and 2007, expected future oil and gas prices increased, which resulted in unrealized losses on derivatives of $1.04 billion and $92.0 million for the six months ended June 30, 2008 and 2007, respectively.  Such market value adjustments, if realized in the future, would be offset by higher actual prices for production.  See Note 9 for details regarding derivatives in place through December 31, 2014.

Expenses

Lease operating and other expenses include expenses such as labor, field office, vehicle, supervision, transportation, maintenance, tools and supplies.  As noted below, total lease operating expenses increased; however, lease operating expenses per equivalent unit of production (excluding production and ad valorem taxes) decreased to $1.38 per Mcfe for the six months ended June 30, 2008, compared to $1.79 per Mcfe for the six months ended June 30, 2007, due to acquired properties providing cost efficiencies and economies of scale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Lease operating and other expenses increased by approximately $39.3 million, or 295%, to $52.6 million for the six months ended June 30, 2008, from $13.3 million for the six months ended June 30, 2007.  Operating expenses increased primarily due to higher production and costs associated with the 2007 and 2008 acquisitions in the Mid-Continent region, including expenses associated with the addition of approximately 150 field and direct field support employees in the third quarter of 2007.

Production and ad valorem taxes were approximately 7% and 8% of total sales for the six months ended June 30, 2008 and 2007, respectively.  Production and ad valorem taxes increased by approximately $25.8 million, to $30.1 million for the six months ended June 30, 2008, from $4.3 million for the six months ended June 30, 2007.  Production taxes, which are a function of revenues generated from production, increased by approximately $22.7 million compared to the same period of 2007.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased by approximately $3.2 million compared to the six months ended June 30, 2007.

General and administrative expenses are costs not directly associated with field operations and include costs of employees and executive officers, related benefits, office leases and professional fees.  As noted below, total general and administrative expenses increased; however, expenses per equivalent unit of production decreased to $0.98 per Mcfe for the six months ended June 30, 2008, compared to $2.99 per Mcfe for the six months ended June 30, 2007, due to increases in production, cost efficiencies and economies of scale provided by acquired properties.

General and administrative expenses increased by approximately $15.2 million, or 68%, to $37.4 million for the six months ended June 30, 2008, from $22.2 million for the six months ended June 30, 2007.  The increase in general and administrative expenses over the first six months of 2007 was primarily due to costs incurred to support the Company’s increased size and infrastructure growth, including the addition of a regional operating office in Oklahoma.  Salaries and benefits expense increased approximately $9.9 million during the six months ended June 30, 2008 and includes costs associated with approximately 150 support employees added in the third quarter of 2007.  Information technology costs, such as software, data administration and data conversion costs increased by approximately $3.3 million compared to the same period of 2007.

The Company incurred expenses of approximately $2.5 million for data license fees during the six months ended June 30, 2008.  These expenses primarily represent payments for access to 3-D seismic and other data libraries in the Mid-Continent for periods ranging from one to 50 years or more and enable the Company to maximize drilling opportunities in that region.

Depreciation, depletion and amortization increased by approximately $82.0 million, to $94.5 million for the six months ended June 30, 2008, from $12.5 million for the six months ended June 30, 2007.  Higher total production levels, primarily due to the Company’s acquisitions in the Mid-Continent in 2008 and 2007, were the primary reason for the increase.

Other income and (expenses) increased by approximately $52.0 million, to expense of $60.9 million for the six months ended June 30, 2008, compared to expense of $8.9 million for the six months ended June 30, 2007, primarily due to an increase in interest expense of approximately $40.0 million related to higher debt levels associated with borrowings to fund acquisitions and drilling.  In addition, total losses on interest rate swaps increased by approximately $8.0 million over the prior year.  The Company’s interest rate swaps were not designated as cash flow hedges under SFAS 133, even though they reduce exposure to changes in interest rates (see Note 9).  Therefore, the changes in fair values of these instruments were recorded as an unrealized loss of approximately $2.1 million and an unrealized gain of approximately $0.1 million for the six months ended June 30, 2008 and 2007, respectively.  These amounts are non-cash items.  Additionally, the Company wrote-off deferred financing fees of approximately $3.4 million during the six months ended June 30, 2008, which contributed to the increase in other income and (expenses) associated with its Term Loan (see Note 8).

Income tax expense was approximately $45,000 and $4.0 million for the six months ended June 30, 2008 and 2007, respectively.  The Company is a limited liability company treated as a partnership for federal and state income tax purposes.  Limited liability companies are subject to state income taxes in Texas.  Certain of the Company’s

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

subsidiaries are Subchapter C-corporations subject to federal and state income taxes.  Tax expense for the six months ended June 30, 2007 relates primarily to 2006 expense recovery.  The Company’s taxable subsidiaries generated net operating losses for the year ended December 31, 2006, which were subsequently recovered through an intercompany service charge, resulting in tax expense for the six months ended June 30, 2007.

Results of Operations – Discontinued Operations

The following table presents comparative data for the Company’s discontinued operations related to its Appalachian Basin assets.  See Note 2 for additional details about discontinued operations.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Variance	2008	2007	Variance
Average daily production:
Gas (MMcf/d)	23.4	22.2	5.4%	23.8	22.8	4.4%
Oil (MBbls/d)	0.1	0.1	—	0.1	0.1	—
Total (MMcfe/d)	24.0	22.8	5.3%	24.4	23.4	4.3%

The sale of properties in the Appalachian Basin (see Note 2) will produce taxable gains or losses to unitholders.  The amount of gain or loss will be determined at unitholder level, based on each affected unitholder’s tax basis in the disposed properties and allocated sale proceeds and in accordance with the terms of the Company’s Second Amended and Restated Limited Liability Company Agreement, as amended, and the applicable tax laws, and will be reflected in unitholder K-1s to be provided in the spring of 2009.

Liquidity and Capital Resources

The Company has utilized public and private equity, proceeds from bank borrowings and cash flow from operations for capital resources and liquidity.  To date, the primary use of capital has been for the acquisition and development of oil and gas properties.  The Company manages its working capital and cash requirements to borrow only as needed.  At June 30, 2008, the Company’s total current liabilities exceeded current assets by approximately $330.3 million due to $354.8 million of current liabilities for derivative instruments and $69.3 million of current liabilities for cash down payments received in connection with the July 2008 sale of properties in the Appalachian Basin and the pending sale of properties in the Verden area (see Note 2).  The latter amount will be included with the net proceeds from the sales in the third quarter of 2008.  The Company had $330.1 million in available borrowing capacity at July 31, 2008.

As the Company pursues growth, it continually monitors the capital resources available to meet future financial obligations and planned capital expenditures.  The Company’s future success in growing reserves and production will be highly dependent on the capital resources available and its success in drilling for or acquiring additional reserves.  The Company actively reviews acquisition opportunities on an ongoing basis.  If the Company were to make significant additional acquisitions for cash, it would need to borrow additional amounts, if available, or obtain additional debt or equity financing.  The Company’s Credit Facility and Senior Notes impose certain restrictions on the Company’s ability to obtain additional debt financing.  Based upon current expectations, the Company believes liquidity and capital resources will be sufficient for the conduct of its business and operations.

During the second quarter, the Company received general corporate ratings of B1 and B+ from Moody’s Investors Service (“Moody’s”) and Standard & Poor’s (“S&P”), respectively.  The Company also received credit ratings of B3 and B- from Moody’s and S&P, respectively, for its Senior Notes (see Note 8).  Management believes its ratings and access to the public debt market enhance its financial flexibility by providing an additional source of capital.  Changes in the Company’s ratings could affect its costs and availability of financing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Cash Flows

The following presents comparative cash flow summary for the periods reported.

	Six Months Ended June 30,
	2008	2007	Variance
	(in thousands)
Cash flow statement information:
Net cash:
Provided by (used in) operating activities	$60,583	$(19,387)	$79,970
Used in investing activities	(672,883)	(587,334)	(85,549)
Provided by financing activities	620,471	601,084	19,387
Increase in cash and cash equivalents	$8,171	$(5,637)	$13,808

Operating Activities

At June 30, 2008, the Company had $9.6 million cash and cash equivalents compared to $1.4 million at December 31, 2007.  Cash provided by operating activities for the six months ended June 30, 2008 was approximately $60.6 million, compared to cash used by operating activities of $19.4 million for the six months ended June 30, 2007.  The increase in cash provided by operating activities was primarily due to increased production during the six months ended June 30, 2008.  During the six months ended June 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production primarily associated with properties in the Appalachian Basin (see Note 2) resulting in a realized loss of approximately $68.2 million.  In addition, premiums paid for derivatives were approximately $1.3 million during the six months ended June 30, 2008, compared to $53.0 million during the six months ended June 30, 2007.  The premiums paid were for derivative contracts that hedge future production for up to five years.  These derivative contracts are expected to provide or stabilize the Company’s future cash flow and were funded through the Company’s Credit Facility.  See Note 9 for additional details about commodity derivatives.  The amount of derivative contracts the Company enters into in the future will be directly related to expected production from future acquisitions and cannot be predicted at this time.

Investing Activities

Cash used in investing activities was approximately $672.9 million for the six months ended June 30, 2008, compared to $587.3 million for the six months ended June 30, 2007.  The increase in cash used in investing activities was due to an increase in acquisition and development activity during the six months ended June 30, 2008, compared to the same period of the prior year.

The total cash used in investing activities for the six months ended June 30, 2008 includes $505.5 million for the January 2008 acquisition of properties in the Mid-Continent (see Note 3).  Other acquisitions, including acquisitions of additional working interests in current wells, were approximately $67.5 million and other property and equipment purchases were $3.4 million.  The total for the six months ended June 30, 2008 also includes approximately $173.0 million for the drilling and development of oil and gas properties and pipeline costs, of which approximately $12.8 million represents amounts spent on drilling in the Appalachian Basin.  For 2008, the Company estimates its total drilling and development capital expenditures will be approximately $300.0 million.  This estimate is under continuous review and is subject to on-going adjustment.  During the six months ended June 30, 2008, the Company also received proceeds, including deposits from the sale of oil and gas properties to XTO and Laredo, and other plant and equipment of approximately $76.6 million (see Note 2).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financing Activities

Cash provided by financing activities was approximately $620.5 million for the six months ended June 30, 2008, compared to $601.1 million for the six months ended June 30, 2007.  During the six months ended June 30, 2008, total proceeds from the issuance of debt were $1.17 billion and total repayments of debt were $384.9 million.  See additional discussion about the Company’s Credit Facility, Term Loan and Senior Notes below.  In addition, see detail of distributions paid during the six months ended June 30, 2008 below.

Distributions

Under the limited liability company agreement, Company unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses.  The following provides a summary of distributions paid by the Company during the six months ended June 30, 2008:

		Distributions
Date Paid	Period Covered by Distribution	Per Unit	Total
			(in millions)

May 2008	January 1 – March 31, 2008	$0.63	$72.6
February 2008	October 1 – December 31, 2007	$0.63	$72.2

In July 2008, the Company’s Board of Directors declared a cash distribution of $0.63 per unit, or $2.52 per unit on an annualized basis, with respect to the second quarter of 2008.  The distribution totaling approximately $72.6 million will be paid on August 14, 2008 to unitholders of record as of the close of business on August 7, 2008.

Credit Facility

At July 31, 2008, the Company had a $1.85 billion borrowing base under its Credit Facility with a maturity of August 2010 (see Note 8).  The borrowing base under the Credit Facility will be redetermined semi-annually by the lenders in their sole discretion, based on, among other things, reserve reports as prepared by reserve engineers taking into account the oil and gas prices at such time.  At the Company’s election, interest on borrowings under the Credit Facility is determined by reference to either LIBOR plus an applicable margin between 1.00% and 1.75% per annum or the ABR plus an applicable margin between 0% and 0.25% per annum.  As noted above, the Company depends on its Credit Facility for future capital needs.  In addition, the Company has drawn on the Credit Facility to fund or partially fund quarterly cash distribution payments, since it uses operating cash flows for investing activities and borrows as cash is needed.  Absent such borrowing, the Company would have at times experienced a shortfall in cash available to pay the declared quarterly cash distribution amount.  If there is a default under the Credit Facility, the Company would be unable to make borrowings to fund distributions.

On July 1, 2008, the Company repaid $357.6 million in indebtedness under its Credit Facility with a portion of the net proceeds from the sale of properties in the Appalachian Basin (see Note 2).  At July 31, 2008, available borrowing under the Credit Facility was $330.1 million, which includes a $6.5 million reduction in availability for outstanding letters of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Term Loan

On January 31, 2008, in order to fund a portion of the January 2008 acquisition of oil and gas properties in the Mid-Continent (see Note 3), the Company entered into a $400.0 million Term Loan maturing on July 31, 2009, secured by a second priority lien on all oil and gas properties as well as a second priority pledge on all ownership interests in its operating subsidiaries (see Note 8).  On June 30, 2008, the Company repaid $243.6 million in indebtedness under the Term Loan with net proceeds from the Senior Notes (see below).  On July 1, 2008, the Company repaid the balance of the term loan of $156.4 million.  Deferred financing fees associated with the Term Loan of approximately $2.8 million were written off during the six months ended June 30, 2008.  Additionally, approximately $1.9 million in fees were written off in July 2008.

Senior Notes

On June 24, 2008, the Company entered into a purchase agreement with a group of Initial Purchasers pursuant to which the Company agreed to issue $255.9 million in aggregate principal amount of the Company’s Senior Notes due 2018 (see Note 8).  The Senior Notes were offered and sold to the Initial Purchasers and then resold to qualified institutional buyers each in transactions exempt from the registration requirements under the Securities Act.  The Company used the net proceeds (after deducting the Initial Purchasers’ discounts and offering expense) of approximately $243.6 million to repay loans outstanding under the Company’s Term Loan (see above).  In connection with the Senior Notes, the Company incurred financing fees of approximately $7.3 million, which will be amortized over the life of the Senior Notes and recorded in interest expense.  The $5.9 million discount on the Senior Notes will be amortized over the life of the Senior Notes and recorded in interest expense.

The Senior Notes were issued under an Indenture dated June 27, 2008, mature on July 1, 2018 and bear interest at 9.875%.  Interest is payable semi-annually beginning January 1, 2009.  The Senior Notes are general unsecured senior obligations of the Company and are effectively junior in right of payment to any secured indebtedness of the Company to the extent of the collateral securing such indebtedness.  Each of the Company’s material subsidiaries guaranteed the Senior Notes on a senior unsecured basis.  The Indenture provides that the Company may redeem 1) on or prior to July 1, 2011, up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 109.875% of the principal amount, plus accrued and unpaid interest, 2) prior to July 1, 2013, all or part of the Senior Notes at a redemption price equal to the principal amount, plus a make whole premium (as defined in the Indenture) and accrued and unpaid interest, and 3) on or after July 1, 2013, all or part of the Senior Notes at redemption prices equal to 104.938% in 2013, 103.292% in 2014, 101.646% in 2015 and 100% in 2016 and thereafter.  The Indenture also provides that, if a change of control (as defined in the Indenture) occurs, the holders have a right to require the Company to repurchase all or part of the Senior Notes at a redemption price equal to 101%, plus accrued and unpaid interest.

The Senior Notes’ Indenture contains covenants that, among other things, limit the Company’s ability to: (i) pay distributions on, purchase or redeem the Company’s units or redeem its subordinated debt; (ii) make investments; (iii) incur or guarantee additional indebtedness or issue certain types of equity securities; (iv) create certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of the Company’s assets; (vii) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.

In connection with the issuance and sale of the Senior Notes, the Company entered into a Registration Rights Agreement with the Initial Purchasers.  Under the Registration Rights Agreement, the Company agreed to use its reasonable best efforts to file with the SEC and cause to become effective a registration statement relating to an offer to issue new notes having terms substantially identical to the Senior Notes in exchange for outstanding Senior Notes.  In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the Senior Notes.  The Company will not be obligated to file the registration statements described above if the restrictive legend on the Senior Notes has been removed and the Senior Notes are freely tradable (in each case, other than with respect to persons that are affiliates of the Company) pursuant to Rule 144 under the Securities Act, as of the 366th day after the Senior Notes were issued.  If the Company fails to satisfy its obligations under the Registration Rights

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Agreement, the Company may be required to pay additional interest to holders of the Senior Notes under certain circumstances.

Off-Balance Sheet Arrangements

At June 30, 2008, the Company did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material effect on its financial position or results of operations.

Contingencies

During the six months ended June 2008 and 2007, the Company made no significant payments to settle any legal, environmental or tax proceedings.  The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters, as necessary.  Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Commitments and Contractual Obligations

The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in a table of contractual obligations in the 2007 Annual Report on Form 10-K.  With the exception of a $400.0 million Term Loan (repaid in July 2008) and $255.9 million of Senior Notes, as of June 30, 2008, there have been no significant changes to the Company’s contractual obligations from December 31, 2007.  See “Term Loan” and “Senior Notes” above for additional details.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  The Company evaluates its estimates and assumptions on a regular basis.  The Company bases estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in the preparation of financial statements.

As of June 30, 2008, there have been no significant changes with regard to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The policies disclosed included the accounting for oil and gas properties, revenue recognition, purchase accounting and derivative instruments.

New Accounting Standards

See Note 17 for detail regarding SFAS 157 implementation effective January 1, 2008 and January 1, 2009, and also for detail regarding SFAS 161 implementation effective January 1, 2008.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management.  These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors.  Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control.  In addition, management’s assumptions may prove to be inaccurate.  The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur.  Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors listed in “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and herein, and elsewhere in the Annual Report and also in the Company’s Quarterly Reports on Form 10-Q.  The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about potential exposure to market risks.  A reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”

Commodity Price Risk

The Company enters into derivative contracts arrangements with respect to a portion of its projected production through various transactions that provide an economic hedge of the risk related to the future prices received.  The Company does not enter into derivative contracts for trading purposes.  See Note 9 for additional details.  At June 30, 2008, the fair value of contracts that settle during the next twelve months was a liability of approximately $310.5 million for which the Company will owe its counterparties.  A 10% increase in the index oil and gas prices above the June 30, 2008 prices for the next twelve months would result in an increase in the liability of approximately $83.1 million; conversely, a 10% decrease in the index oil and gas prices would result in a decrease of approximately $85.4 million.

Interest Rate Risk

At June 30, 2008, the Company had long-term debt outstanding under its Credit Facility of approximately $1.83 billion, which incurred interest at floating rates.  See Note 8 for additional details.  As of June 30, 2008, the interest rate based on LIBOR was approximately 4.21%.  A 1% increase in LIBOR would result in an estimated $18.3 million increase in annual interest expense.  The Company has entered into interest rate swap agreements based on LIBOR to minimize the effect of fluctuations in interest rates.  See Note 9 for additional details.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended June 30, 2008 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

Not applicable.

Item 1A.       Risk Factors

Part I, Item 1A, “Risk Factors,” included in the Company’s Annual Report Form 10-K for the year ended December 31, 2007 includes a detailed discussion of the Company’s risk factors.  The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in the Company’s 2007 Form 10-K.

Unitholders may be subject to taxable gains upon dispositions of properties.

We may dispose of properties in transactions that result in gains that will be allocated to you, and such gains may be either ordinary or capital in character to you.  Even where we dispose of properties that are capital assets, what otherwise would be capital gains in your hands may be recharacterized as ordinary gains in order to “recapture” ordinary deductions that have previously been allocated to you with respect to the properties.  In addition, such an allocation of ordinary or capital gains may increase your taxable income, and, consequently, you may be required to pay federal income taxes and, in some cases, state and local income taxes, even if we have not made a cash distribution to you subsequent to the disposition of properties.  Your allocable share of the taxable gains also may be greater than your interest in our profits.  If you contributed property in exchange for our units, or held our units at a time when we issued additional units to other unitholders (resulting in a revaluation of our assets), your capital account would have been credited with the fair market value of the property at the time (your “book” basis), which may have exceeded your “tax” basis of property.  Gains are required to be allocated to you in order to eliminate this “book-tax disparity.”

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.          Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Unitholders was held on May 29, 2008.  Set forth below are descriptions of the matters voted on at the meeting and the results of the votes taken at the meeting.

1.	To elect five directors to the Company’s Board of Directors to serve until the 2009 Annual Meeting of Unitholders.

Name of Director	Votes For	Votes Against or Withheld

Michael C. Linn	69,081,069	483,802
George A. Alcorn	68,876,966	687,904
Terrence S. Jacobs	68,936,768	628,102
Jeffrey C. Swoveland	69,054,772	510,098
Joseph P. McCoy	69,063,308	501,562

Item 4.          Submission of Matters to a Vote of Security Holders - Continued

2.	To ratify the appointment of KPMG LLP as independent auditor of the Company for the fiscal year ending December 31, 2008.

Votes For	Votes Against or Withheld	Abstentions

69,108,337	338,766	117,767

3.	To approve the Amended and Restated Linn Energy, LLC Long Term Incentive Plan.

Votes For	Votes Against or Withheld	Abstentions

37,129,496	7,246,732	212,599

Item 5.          Other Information

None.

Item 6.          Exhibits

Exhibit Number			Description

2	.1*†	—
First Amended and Restated Asset Purchase and Sale Agreement, dated as of June 9, 2008, between Linn Energy Holdings, LLC, Linn Operating, Inc., Penn West Pipeline, LLC, as sellers, and XTO Energy Inc., as buyer

2	.2*†	—
First Amendment, dated as of July 1, 2008, to First Amended and Restated Asset Purchase and Sale Agreement between Linn Energy Holdings, LLC, Linn Operating, Inc., Penn West Pipeline, LLC, as sellers, and XTO Energy Inc., as buyer

2	.3*†	—
First Amendment, dated as of July 1, 2008, to Limited Partnership Asset Purchase and Sale Agreement between Linn Energy Holdings, LLC, Marathon 85-II Limited Partnership, Marathon 85-III Limited Partnership, as sellers and XTO Energy Inc., as buyer

2	.4*†	—
Asset Purchase and Sale Agreement, dated as of May 30, 2008, between Linn Energy Holdings, LLC, Linn Operating, Inc., Mid-Continent I, LLC, Mid-Continent II, LLC and Linn Exploration Mid-Continent, LLC, as sellers, and Laredo Petroleum, Inc., as buyer

4.1		—
Indenture, dated as of June 27, 2008, among Linn Energy, LLC, Linn Energy Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed on June 30, 2008)

4.2		—
Registration Rights Agreement, dated June 27, 2008, among Linn Energy, LLC, Linn Energy Finance Corp., the Subsidiary Guarantors named therein and the representatives of the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed on June 30, 2008)

10	.1†	—
Third Amendment, dated as of June 16, 2008, to Third Amended and Restated Credit Agreement among Linn Energy, LLC, as Borrower, BNP Paribas, as Administrative Agent and the lenders and agents party thereto

10	.2†	—	Amended and Restated Employment Agreement, dated June 4, 2008 between Linn Operating, Inc. and David B. Rottino
10	.3†	—	Separation Agreement, dated effective June 11, 2008 between Linn Operating, Inc. and Lisa D. Anderson
10	.4†	—	Separation Agreement, dated effective May 8, 2008 between Linn Operating, Inc. and Thomas A. Lopus
31	.1†	—	Section 302 Certification of Michael C. Linn, Chairman and Chief Executive Officer of Linn Energy, LLC
31	.2†	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
32	.1†	—	Section 906 Certification of Michael C. Linn, Chairman and Chief Executive Officer of Linn Energy, LLC
32	.2†	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC

†	Filed herewith.

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

LINN ENERGY, LLC
(Registrant)

Date: August 7, 2008	/s/ David B. Rottino
David B. Rottino
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)