Form 10-Q
period 2008-09-30
LINN ENERGY, LLC
filed 2008-11-06
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of October 31, 2008, there were 115,154,653 units outstanding.

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

MBbls/d. MBbls per day.

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

MMcf/d. MMcf per day.

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
	(Unaudited)
	(in thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$47,269	$1,441
Accounts receivable – trade, net	260,071	149,850
Derivative instruments	61,201	26,100
Other current assets, net	17,491	5,768
Total current assets	386,032	183,159

Noncurrent assets:
Oil and gas properties and equipment (successful efforts method)	3,822,413	3,618,741
Less accumulated depreciation, depletion and amortization	(205,520)	(127,265)
	3,616,893	3,491,476

Other property and equipment	21,974	37,407
Less accumulated depreciation	(3,564)	(5,383)
	18,410	32,024

Derivative instruments	2,027	—
Goodwill	—	64,419
Other noncurrent assets, net	14,119	36,625
Noncurrent assets held for sale	58,432	—
	74,578	101,044
Total assets	$4,095,913	$3,807,703

Liabilities and Unitholders’ Capital
Current liabilities:
Accounts payable and accrued expenses	$188,911	$223,636
Derivative instruments	20,707	6,148
Other current liabilities	8,508	12,943
Total current liabilities	218,126	242,727

Noncurrent liabilities:
Credit facility	1,521,393	1,443,000
Senior notes, net	250,086	—
Derivative instruments	122,079	63,813
Other noncurrent liabilities	29,931	31,522
Total noncurrent liabilities	1,923,489	1,538,335

Unitholders’ capital:
115,158,483 units and 113,815,914 units issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2,191,207	2,374,660
Accumulated loss	(236,909)	(348,019)
	1,954,298	2,026,641
Total liabilities and unitholders’ capital	$4,095,913	$3,807,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per unit amounts)
Revenues and other:
Oil, gas and natural gas liquid sales	$240,634	$61,318	$672,092	$117,380
Gain (loss) on oil and gas derivatives	845,818	(65,440)	(293,780)	(143,588)
Natural gas marketing revenues	4,647	2,995	11,056	7,656
Other revenues	561	924	1,682	2,056
	1,091,660	(203)	391,050	(16,496)
Expenses:
Operating expenses	56,970	22,306	139,732	39,915
Natural gas marketing expenses	4,061	2,451	9,738	6,426
General and administrative expenses	18,695	12,657	56,093	34,850
Data license expenses	―	―	2,475	―
Bad debt expenses	1,436	―	1,436	―
Depreciation, depletion and amortization	51,727	16,825	146,210	29,295
	132,889	54,239	355,684	110,486
Other income and (expenses):
Interest expense, net of amounts capitalized	(22,574)	(10,839)	(71,199)	(19,429)
Loss on interest rate swaps	(9,694)	(3,151)	(17,483)	(2,954)
Other, net	(3,558)	(2,422)	(8,034)	(2,944)
	(35,826)	(16,412)	(96,716)	(25,327)
Income (loss) from continuing operations before income taxes	922,945	(70,854)	(61,350)	(152,309)
Income tax provision	(1,002)	(977)	(1,047)	(5,007)
Income (loss) from continuing operations	921,943	(71,831)	(62,397)	(157,316)

Discontinued operations:
Gain on sale of assets, net of taxes	162,442	―	161,120	―
Income (loss) from discontinued operations, net of taxes	(1,774)	(4,391)	12,387	(3,879)
Net income (loss) from discontinued operations	160,668	(4,391)	173,507	(3,879)

Net income (loss)	$1,082,611	$(76,222)	$111,110	$(161,195)

Net income (loss) per unit – continuing operations:
Units – basic	$8.06	$(0.89)	$(0.55)	$(2.54)
Units – diluted	$8.05	$(0.89)	$(0.55)	$(2.54)
Net income (loss) per unit – discontinued operations:
Units – basic	$1.41	$(0.05)	$1.52	$(0.06)
Units – diluted	$1.41	$(0.05)	$1.52	$(0.06)
Net income (loss) per unit:
Units – basic	$9.47	$(0.94)	$0.97	$(2.60)
Units – diluted	$9.46	$(0.94)	$0.97	$(2.60)
Weighted average units outstanding:
Units – basic	114,321	69,207	114,111	58,072
Units – diluted	114,476	69,207	114,111	58,072
Class D – basic	―	11,792	―	3,974
Class D – diluted	―	11,792	―	3,974

Distributions declared per unit	$0.63	$0.57	$1.89	$1.61

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF UNITHOLDERS’ CAPITAL

(Unaudited)

	Nine Months Ended September 30, 2008
	Units	Unitholders’ Capital	Accumulated Income (Loss)	Treasury Units (at Cost)		Total Unitholders’ Capital
	(in thousands)

Balance as of December 31, 2007	113,816	$2,374,660	$(348,019)	$	―	$2,026,641
Issuance of units	1,437	23,483	―		―	23,483
Purchase of units	(95)	―	―		(1,981)	(1,981)
Cancellation of units	―	(1,981)	―		1,981	―
Distributions to unitholders		(217,331)	―		―	(217,331)
Unit-based compensation expenses		12,376	―		―	12,376
Net income		―	111,110		―	111,110
Balance as of September 30, 2008	115,158	$2,191,207	$(236,909)	$	―	$1,954,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$111,110	$(161,195)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	152,599	49,109
Unit-based compensation and unit warrant expenses	12,376	10,890
Bad debt expenses	1,436	―
Amortization and write-off of deferred financing fees and other	12,271	4,108
Gain on sale of assets	(161,120)	(867)
Deferred income tax	―	3,359
Mark-to-market on derivatives:
Total losses	311,263	146,542
Cash settlements	(72,416)	24,896
Cash settlements on canceled derivatives	(81,358)	―
Premiums paid for derivatives	(129,520)	(257,092)
Changes in assets and liabilities:
Increase in accounts receivable	(99,448)	(47,163)
(Increase) decrease in other assets	(3,821)	10,614
Increase (decrease) in accounts payable and accrued expenses	(14,473)	24,205
Increase in other liabilities	3,889	4,626
Net cash provided by (used in) operating activities	42,788	(187,968)
Cash flow from investing activities:
Acquisition of oil and gas properties	(575,622)	(2,572,614)
Additions to oil and gas properties	(249,833)	(54,170)
Purchases of other property and equipment	(2,783)	(12,494)
Proceeds from sales of oil and gas properties and other property and equipment	744,133	2,974
Net cash used in investing activities	(84,105)	(2,636,304)
Cash flow from financing activities:
Proceeds from sale and issuance of units	―	2,120,000
Purchase of units	(1,981)	(7,399)
Proceeds from issuance of debt	1,422,000	1,140,000
Principal payments on debt	(1,095,116)	(265,947)
Distributions to unitholders	(217,331)	(90,165)
Financing fees and other, net	(20,427)	(45,224)
Net cash provided by financing activities	87,145	2,851,265
Net increase in cash and cash equivalents	45,828	26,993
Cash and cash equivalents:
Beginning	1,441	6,595
Ending	$47,269	$33,588

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

The condensed consolidated financial statements at September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations, and as such this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

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

(2)	Assets Held for Sale and Discontinued Operations

On July 1, 2008, the Company completed the sale of its interests in oil and gas properties located in the Appalachian Basin to XTO Energy, Inc. (“XTO”) for a contract price of $600.0 million.  Net proceeds were $568.1 million and the carrying value of net assets sold was $405.3 million, resulting in a gain on the sale of $162.8 million, which is recorded in “discontinued operations: gain on sale of assets, net of taxes” on the condensed consolidated statements of operations.  The gain is subject to normal post-closing adjustments.  The Company used the net proceeds from the sale to repay loans outstanding under its term loan agreement and reduce indebtedness under its credit facility (see Note 8).

In addition, in March 2008, the Company exited the drilling and service business in the Appalachian Basin provided by its wholly owned subsidiary Mid Atlantic Well Service (“Mid Atlantic”).  At September 30, 2008, substantially all of the property and equipment previously held by Mid Atlantic totaling $9.2 million had been sold.  During the three and nine months ended September 30, 2008, the Company recorded a loss on the sale of the Mid Atlantic assets of $0.3 million and $1.6 million, respectively, which is recorded in “discontinued operations: gain on sale of assets, net of taxes” on the condensed consolidated statements of operations.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following summarizes the Appalachian Basin and Mid Atlantic amounts included in income from discontinued operations on the condensed consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Total revenues and other	$(421)	$14,707	$49,564	$51,394
Total operating expenses	(1,549)	(13,980)	(23,779)	(39,051)
Interest expense	196	(5,774)	(13,398)	(17,246)
Income (loss) from discontinued operations	(1,774)	(5,047)	12,387	(4,903)
Income tax benefit	―	656	―	1,024
Income (loss) from discontinued operations, net of taxes	$(1,774)	$(4,391)	$12,387	$(3,879)

The Company computed interest expense related to discontinued operations in accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations” based on debt required to be repaid as a result of the disposal transaction.

On August 15, 2008, the Company completed the sale of certain of its assets in the Verden area in Oklahoma to Laredo Petroleum, Inc. (“Laredo”) for a contract price of $185.0 million, subject to closing adjustments.  Net proceeds and the carrying value of net assets sold were approximately $167.5 million.  The Verden assets were acquired by the Company with its acquisition of oil and gas properties from Dominion Resources, Inc. (“Dominion”) in August 2007.  The Company used the net proceeds from the sale to reduce indebtedness (see Note 8).

In addition, on October 9, 2008, the Company entered into an agreement to sell its deep rights in certain central Oklahoma acreage, which includes the Woodford Shale interval, for a contract price of $229.1 million, subject to closing adjustments.  The sale includes no producing reserves and Linn Energy will retain the rights to the shallow portion of this acreage.  The Company anticipates closing in the fourth quarter of 2008, subject to closing conditions.  There can be no assurance that all of the conditions to closing will be satisfied.  At September 30, 2008, the carrying value of net assets to be sold of approximately $58.1 million is included in “noncurrent assets held for sale” on the condensed consolidated balance sheet.  These assets were acquired by the Company with its acquisition of oil and gas properties from Dominion in August 2007.  The Company plans to use the net proceeds from the sale to reduce indebtedness (see Note 8).

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following presents the purchase accounting for the Mid-Continent IV acquisition, based on estimates of fair value:

Mid-Continent IV
(in thousands)

Cash	$537,124
Estimated transaction costs	635
537,759
Fair value of liabilities assumed	4,029
Total purchase price	$541,788

The following presents the allocation of the purchase price for the Mid-Continent IV acquisition, based on estimates of fair value:

Mid-Continent IV
(in thousands)

Current assets	$1,811
Oil and gas properties	537,868
Other property and equipment	2,109
$541,788

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

The following unaudited pro forma financial information presents a summary of Linn Energy’s consolidated results of continuing operations for the three and nine months ended September 30, 2008 and 2007, assuming the Mid-Continent IV acquisition had been completed as of January 1, 2007, including adjustments to reflect the allocation of the purchase price to the acquired net assets.  The pro forma financial information also assumes that the following 2007 acquisitions were completed as of January 1, 2007:

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

The revenues and expenses of the Mid-Continent I, Mid-Continent II and Mid-Continent III assets are included in the consolidated results of the Company as of February 1, 2007, June 12, 2007 and

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

September 1, 2007, respectively.  The revenues and expenses of the Mid-Continent IV assets are included in the consolidated results of the Company effective February 1, 2008.  The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of January 1, 2007.  All amounts reflect continuing operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2008		2007
	(in thousands, except per unit amounts)

Total revenues and other	$81,183		$400,323	$265,758
Total operating expenses	$97,376		$360,321	$268,299
Loss from continuing operations	$(51,488)		$(61,391)	$(96,482)

Loss from continuing operations per unit:
Units – basic	$(0.64)		$(0.54)	$(1.56)
Units – diluted	$(0.64)		$(0.54)	$(1.56)

Class D – basic	$(0.64)	$	―	$(1.56)
Class D – diluted	$(0.64)	$	―	$(1.56)

(4)	Goodwill

The entire goodwill balance of $64.4 million at December 31, 2007 related to the Mid-Continent III acquisition in August 2007 (see Note 3).

The following reflects the changes in the carrying amount of goodwill during the nine months ended September 30, 2008 and the year ended December 31, 2007 (in thousands):

Balance, December 31, 2006	$—
Mid-Continent III acquisition	64,419
Balance, December 31, 2007	64,419
Purchase accounting adjustments:
Post closing statement and other	7,935
Verden assets (1)	(19,200)
Woodford Shale assets (1)	(53,154)
Balance, September 30, 2008	$—

(1)	Represents update to preliminary purchase accounting in which amounts were allocated to unproved oil and gas properties and subsequently sold or held for sale as of September 30, 2008 (see Note 2).

(5)	Unitholders’ Capital

Issuance of Units

During the nine months ended September 30, 2008, the Company issued 410,000 units in connection with the termination of certain contractual obligations in the Western region (equal to a fair value of approximately $8.7 million).

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the nine months ended September 30, 2008, the Company issued 600,000 units in connection with the acquisition of certain gas properties in the Appalachian Basin (equal to a fair value of approximately $14.7 million).

Cancellation of Units

During the nine months ended September 30, 2008, the Company purchased 94,521 restricted units from employees for approximately $2.0 million in conjunction with the vesting of restricted unit awards.  The proceeds were used to fund the employees’ minimum payroll taxes on the awards, and the Company canceled the units.

(6)	Oil and Gas Capitalized Costs

Aggregate capitalized costs related to oil and gas production activities with applicable accumulated depreciation, depletion and amortization are presented below:

	September 30,	December 31,
	2008	2007
	(in thousands)
Proved properties:
Leasehold acquisition	$3,306,728	$3,095,400
Development	331,914	254,251
Unproved properties	95,833	156,908
Gas compression plant and pipelines	87,938	112,182
	3,822,413	3,618,741
Less accumulated depletion, depreciation and amortization	(205,520)	(127,265)
	$3,616,893	$3,491,476

(7)	Business and Credit Concentrations

For the three and nine months ended September 30, 2008, the Company’s four largest customers represented approximately 17%, 12%, 11% and 10% and 19%, 11%, 11% and 10%, respectively, of the Company’s sales.  For the three and nine months ended September 30, 2007, the Company’s two largest customers represented approximately 27% and 25%, and 31% and 25%, respectively, of the Company’s sales.

At September 30, 2008, three customers’ trade accounts receivable from oil, gas and natural gas liquids (“NGL”) sales accounted for more than 10% of the Company’s total trade accounts receivable.  As of September 30, 2008, trade accounts receivable from the Company’s three largest customers represented approximately 19%, 14% and 10% of the Company’s receivables.  At December 31, 2007, three customers’ trade accounts receivable from oil, gas and NGL sales accounted for more than 10% of the Company’s total trade accounts receivable.  As of December 31, 2007, trade accounts receivable from the Company’s three largest customers represented approximately 22%, 13% and 12% of the Company’s receivables.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(8)   Debt

At September 30, 2008 and December 31, 2007, the Company had the following debt outstanding:

	September 30,	December 31,
	2008	2007
	(in thousands)

Credit facility (1)	$1,521,393	$1,443,000
Senior notes, net (2)	250,086	—
Less current maturities	—	—
	$1,771,479	$1,443,000

(1)	Variable rate of 4.39% at September 30, 2008 and 7.02% at December 31, 2007.

(2)	Fixed rate of 9.875%; net of unamortized discount of approximately $5.8 million at September 30, 2008.

Credit Facility

At September 30, 2008, the Company had a $1.85 billion borrowing base under its Third Amended and Restated Credit Agreement (“Credit Facility”) with a maturity of August 2010.  During the third quarter of 2008, the Company repaid $513.6 million in indebtedness under its Credit Facility with net proceeds from the sales of Appalachian Basin and Verden properties (see Note 2).

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

Certain subsidiaries of Lehman Brothers Holdings Inc. (“Lehman Holdings”), including Lehman Brothers Commodity Services Inc. (“Lehman Commodity Services”), were lenders in the Company’s Credit Facility.  In September 2008 and October 2008, Lehman Holdings and Lehman Commodity Services, respectively, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (see Note 11).  At September 30, 2008, available borrowing under the Credit Facility was $313.9 million, which includes a $6.5 million reduction in availability for outstanding letters of credit and an $8.2 million reduction for the unfunded portion of Lehman Holdings’ subsidiaries’ approximate 2.5% commitment.  In October 2008, the Company replaced Lehman Holdings’ subsidiaries with another lender and Lehman Holdings’ subsidiaries no longer participate in the Company’s Credit Facility.  Available borrowing under the Credit Facility was $285.2 million at October 31, 2008 which includes a $6.4 million reduction in availability for outstanding letters of credit and the restoration of the previously unavailable Lehman Holdings’ subsidiaries’ commitment.

Term Loan

On January 31, 2008, in order to fund a portion of the January 2008 acquisition of oil and gas properties in the Mid-Continent (see Note 3), the Company entered into a $400.0 million Second Lien Term Loan Agreement (“Term Loan”) maturing on July 31, 2009.  Interest was determined by reference to LIBOR plus an applicable margin of 5.0% for the first twelve months and 7.5% for the remaining period until maturity or a domestic bank rate plus an applicable margin of 3.5% for the first twelve months and 6.0%

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

for the remaining period until maturity.  On June 30, 2008, the Company repaid $243.6 million in indebtedness under the Term Loan with net proceeds from the Senior Notes (see below).  On July 1, 2008, the Company repaid the balance of the term loan of $156.4 million.  Deferred financing fees associated with the Term Loan of approximately $1.9 million and $4.6 million were written off during the three and nine months ended September 30, 2008, respectively.

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

The Senior Notes were issued under an Indenture dated June 27, 2008 (“Indenture”), mature on July 1, 2018 and bear interest at 9.875%.  Interest is payable semi-annually beginning January 1, 2009.  The Senior Notes are general unsecured senior obligations of the Company and are effectively junior in right of payment to any secured indebtedness of the Company to the extent of the collateral securing such indebtedness.  Each of the Company’s material subsidiaries guaranteed the Senior Notes on a senior unsecured basis.  The Indenture provides that the Company may redeem: 1) on or prior to July 1, 2011, up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 109.875% of the principal amount, plus accrued and unpaid interest, 2) prior to July 1, 2013, all or part of the Senior Notes at a redemption price equal to the principal amount, plus a make whole premium (as defined in the Indenture) and accrued and unpaid interest, and 3) on or after July 1, 2013, all or part of the Senior Notes at redemption prices equal to 104.938% in 2013, 103.292% in 2014, 101.646% in 2015 and 100% in 2016 and thereafter.  The Indenture also provides that, if a change of control (as defined in the Indenture) occurs, the holders have a right to require the Company to repurchase all or part of the Senior Notes at a redemption price equal to 101%, plus accrued and unpaid interest.

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

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

Commodity Derivatives

The Company sells oil, gas and NGL in the normal course of its business and utilizes derivative instruments to minimize the variability in cash flows due to price movements in oil, gas and NGL.  The Company enters into derivative instruments such as swap contracts, collars and put options to economically hedge a portion of its forecasted oil, gas and NGL sales.  Oil puts are also used to economically hedge NGL sales.  The Company did not designate these contracts as cash flow hedges under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended, (“SFAS 133”); therefore, the changes in fair value of these instruments are recorded in current earnings.  See Note 10 for additional disclosures about oil and gas commodity derivatives as required by Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

The following table summarizes open positions as of September 30, 2008 and represents, as of such date, derivatives in place through December 31, 2014, on annual production volumes:

	Year 2008		Year 2009	Year 2010	Year 2011	Year 2012		Year 2013		Year 2014
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMMBtu)		9,936	39,586	39,566	31,901		29,662		―		―
Average Price ($/MMBtu)		$8.68	$8.53	$8.20	$8.27		$8.46	$	―	$	―
Puts:
Hedged Volume (MMMBtu)		1,766	6,960	6,960	6,960		―		―		―
Average Price ($/MMBtu)		$8.07	$7.50	$7.50	$7.50	$	―	$	―	$	―
PEPL Puts: (1)
Hedged Volume (MMMBtu)		964	5,334	10,634	13,259		5,934		―		―
Average Price ($/MMBtu)		$7.85	$7.85	$7.85	$7.85		$7.85	$	―	$	―
Total:
Hedged Volume (MMMBtu)		12,666	51,880	57,160	52,120		35,596		―		―
Average Price ($/MMBtu)		$8.53	$8.32	$8.05	$8.06		$8.36	$	―	$	―

Oil Positions:
Fixed Price Swaps:
Hedged Volume (MBbls)		688	2,437	2,150	2,073		2,025		2,275		2,200
Average Price ($/Bbl)		$82.11	$90.00	$90.00	$84.22		$84.22		$84.22		$84.22
Puts: (2)
Hedged Volume (MBbls)		467	1,843	2,250	2,352		500		―		―
Average Price ($/Bbl)		$73.34	$120.00	$110.00	$69.11		$77.73	$	―	$	―
Collars:
Hedged Volume (MBbls)		―	250	250	276		348		―		―
Average Floor Price ($/Bbl)	$	―	$90.00	$90.00	$90.00		$90.00	$	―	$	―
Average Ceiling Price ($/Bbl)	$	―	$114.25	$112.00	$112.25		$112.35	$	―	$	―
Total:
Hedged Volume (MBbls)		1,155	4,530	4,650	4,701		2,873		2,275		2,200
Average Price ($/Bbl)		$78.57	$102.21	$99.68	$77.00		$83.79		$84.22		$84.22

Gas Basis Differential Positions:
PEPL Basis Swaps: (3)
Hedged Volume (MMMBtu)		9,036	34,666	29,366	26,741		34,066		―		―
Hedged Differential ($/MMBtu)		$(0.95)	$(0.95)	$(0.95)	$(0.95)		$(0.95)	$	―	$	―

(1)	Settle on the Panhandle Eastern Pipeline (“PEPL”) spot price of gas to hedge basis differential associated with gas production in the Mid-Continent region.

(2)	The Company utilizes oil puts to hedge revenues associated with its NGL production.

(3)	Represents a swap of the basis between the New York Mercantile Exchange (“NYMEX”) and the PEPL spot price of gas of $(0.95) per MMBtu for the volumes hedged.

Settled derivatives on gas production for the three and nine months ended September 30, 2008 included a volume of 12,906 MMMBtu and 38,064 MMMBtu at an average contract price of $8.53 and $8.47, respectively.  Settled derivatives on oil and NGL production for the three and nine months ended September 30, 2008 included a volume of 1,013 MBbls and 3,151 MBbls at an average contract price of $78.07 and $77.56, respectively.  The gas derivatives are settled based on the closing NYMEX future price of gas or on the published PEPL spot price of gas on the settlement date, which occurs on the third day

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

preceding the production month.  The oil transactions are settled based on the average month’s daily NYMEX price of light oil and settlement occurs on the final day of the production month.

By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk.  The Company minimizes the credit risk in derivative instruments by 1) limiting its exposure to any single counterparty, 2) entering into derivative instruments only with counterparties that are also lenders in the Company’s Credit Facility, each of which currently meet the Company’s minimum credit quality standard, and 3) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  See Note 11 for details about canceled commodity contracts with Lehman Commodity Services.

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

The following presents the settlement terms of the interest rate swaps:

	Year 2008	Year 2009	Year 2010	Year 2011 (1)
	(dollars in thousands)

Notional Amount	$1,212,000	$1,212,000	$1,212,000	$1,212,000
Fixed Rate	4.20%	5.06%	5.06%	5.06%

(1)	Represents interest rate swaps that settle in January 2011.

Outstanding Notional Amounts

The following presents the outstanding notional amounts and maximum number of months outstanding of derivative instruments:

	September 30,	December 31,
	2008	2007

Outstanding notional amounts of gas contracts (MMMBtu)	209,422	275,769
Maximum number of months gas contracts outstanding	51	59
Outstanding notional amounts of oil contracts (MBbls)	22,383	16,214
Maximum number of months oil contracts outstanding	75	72
Outstanding notional amount of interest rate swaps (in thousands)	$1,212,000	$1,212,000
Maximum number of months interest rate swaps outstanding	27	36

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Balance Sheet Presentation

The Company’s commodity derivatives and interest rate swap derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets.  The following summarizes the fair value of derivatives outstanding on a gross basis:

	September 30,	December 31,
	2008	2007
	(in thousands)
Assets:
Commodity derivatives	$299,128	$246,124
Interest rate swaps	179	2,548
	$299,307	$248,672
Liabilities:
Commodity derivatives	$341,126	$260,058
Interest rate swaps	37,739	32,475
	$378,865	$292,533

The Company’s counterparties are participants in its Credit Facility (see Note 8) which is secured by the Company’s oil and gas reserves; therefore, the Company is not required to post any collateral.  The Company does not require collateral from the counterparties.  The maximum amount of loss due to credit risk, based on the gross fair value of financial instruments that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts was approximately $8.4 million at September 30, 2008.  In accordance with the Company’s standard practice, its commodity and interest rate swap derivatives are subject to counterparty netting under the agreements governing such derivatives and therefore the risk of such loss is mitigated at September 30, 2008.

Gain (Loss) on Derivatives

Gains and losses on derivatives are reported on the condensed consolidated statements of operations in “gain (loss) on oil and gas derivatives” and “loss on interest rate swaps” and include realized and unrealized gains (losses).  Realized gains (losses), excluding canceled commodity derivatives, represent amounts related to the settlement of derivative instruments, and for commodity derivatives, are aligned with the underlying production.  Unrealized gains (losses) represent the change in fair value of the derivative instruments and are non-cash items.  The following presents the Company’s reported gains and losses on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Realized gains (losses):
Commodity derivatives	$(28,270)	$10,756	$(62,289)	$24,649
Canceled commodity derivatives	(13,161)	―	(81,358)	―
Interest rate swaps	(5,817)	647	(11,479)	729
	$(47,248)	$11,403	$(155,126)	$25,378
Unrealized gains (losses):
Commodity derivatives (1)	$887,249	$(76,196)	$(150,133)	$(168,237)
Interest rate swaps	(3,877)	(3,798)	(6,004)	(3,683)
	$883,372	$(79,994)	$(156,137)	$(171,920)
Total gains (losses):
Commodity derivatives	$845,818	$(65,440)	$(293,780)	$(143,588)
Interest rate swaps	(9,694)	(3,151)	(17,483)	(2,954)
	$836,124	$(68,591)	$(311,263)	$(146,542)

(1)
Includes a net unrealized gain of approximately $6.7 million related to canceled derivative contracts with Lehman Commodity Services (see Note 11) for the three and nine months ended September 30, 2008.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the three and nine months ended September 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production resulting in realized losses of $13.2 million and $81.4 million, respectively.  The future gas production under the canceled contracts primarily related to properties in the Verden area and the Appalachian Basin (see Note 2).

In addition, in September 2008, the Company canceled (before the contract settlement date) all of its commodity derivative contracts with Lehman Commodity Services as counterparty.  The Company entered into contracts for substantially the same volumes at identical strike prices with another participant in its Credit Facility for a cost of approximately $67.6 million.  As a result, effective September 17, 2008, Lehman Commodity Services was no longer a counterparty to any of the Company’s commodity derivative contracts and the Company’s overall derivative positions are unchanged.  See Note 11 for details about the Company’s receivable for the canceled derivative contracts from Lehman Commodity Services.

(10)	Fair Value of Financial Instruments

The Company accounts for its oil and gas commodity derivatives and interest rate swaps at fair value (see Note 9) on a recurring basis.  Effective January 1, 2008, the Company adopted SFAS 157 for these financial instruments.  SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  The impact of the adoption of SFAS 157 to the Company’s results of operations was a decrease to net income by approximately $66.6 million, or $0.58 per unit, for the three months ended September 30, 2008, resulting from an assumed credit risk adjustment.  The impact of the adoption was an increase to net income by approximately $21.4 million, or $0.19 per unit, for the nine months ended September 30, 2008, resulting from an assumed credit risk adjustment.

The fair value of derivative instruments is determined utilizing pricing models for significantly similar instruments.  The models use a variety of techniques to arrive at fair value, including quotes and pricing analysis.  Inputs to the pricing models include publicly available prices and forward curves generated from a compilation of data gathered from third parties.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)
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

As required by SFAS 157, when the inputs used to measure fair value fall within different levels of the hierarchy in a liquid environment, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company conducts a review of fair value hierarchy classifications on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities.

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2008.  These items are included in “derivative instruments” on the condensed consolidated balance sheet.

	Fair Value Measurements on a Recurring Basis September 30, 2008
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$299,128	$(235,900)		$63,228
Interest rate swaps	$179	$(179)	$	―

Liabilities:
Commodity derivatives	$341,126	$(235,900)		$105,226
Interest rate swaps	$37,739	$(179)		$37,560

(1)	Represents counterparty netting under derivative netting agreements.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(11)	Commitments and Contingencies

On September 15, 2008, Lehman Holdings filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) with the United States Bankruptcy Court for the Southern District of New York (the “Court”).  On October 3, 2008, Lehman Commodity Services also filed a voluntary petition for reorganization under Chapter 11 with the Court.  As of September 30, 2008, the Company had a receivable of approximately $67.6 million from Lehman Commodity Services for canceled derivative contracts (see Note 9).  The Company is pursuing various legal remedies to protect its interests.  Based on market expectations, at September 30, 2008, the Company estimated approximately $6.7 million of the receivable balance to be collectible.  The net receivable of approximately $6.7 million is included in “other current assets, net” on the condensed consolidated balance sheet at September 30, 2008.  The associated gain of approximately $67.6 million and the estimated loss of approximately $60.9 million is included in “gain (loss) on oil and gas derivatives” on the condensed consolidated statements of operations for the three and nine months ended September 30, 2008, for a net gain of approximately $6.7 million.  The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position, results of operations or liquidity.

From time to time the Company is a party to various legal proceedings or is subject to industry rulings that could bring rise to claims in the ordinary course of business.  The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its business, financial position, results of operations or liquidity.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(12)	Earnings Per Unit

The following table summarizes the calculation of basic and diluted net income (loss) per unit:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008		2007	2008		2007
	(in thousands, except per unit amounts)

Income (loss) from continuing operations		$921,943	$(71,831)		$(62,397)	$(157,316)
Net income (loss) from discontinued operations		160,668	(4,391)		173,507	(3,879)
Net income (loss)		$1,082,611	$(76,222)		$111,110	$(161,195)

Weighted average units outstanding:
Basic units outstanding		114,321	69,207		114,111	58,072
Dilutive effect of unit equivalents		155	―		―	―
Diluted units outstanding		114,476	69,207		114,111	58,072

Weighted average Class D units outstanding: (1)
Basic Class D units outstanding		―	11,792		―	3,974
Dilutive effect of unit equivalents		―	―		―	―
Diluted Class D units outstanding		―	11,792		―	3,974

Net income (loss) per unit – continuing operations:
Units – basic		$8.06	$(0.89)		$(0.55)	$(2.54)
Units – diluted		$8.05	$(0.89)		$(0.55)	$(2.54)
Class D units – basic (1)	$	―	$(0.89)	$	―	$(2.54)
Class D units – diluted (1)	$	―	$(0.89)	$	―	$(2.54)

Net income (loss) per unit – discontinued operations:
Units – basic		$1.41	$(0.05)		$1.52	$(0.06)
Units – diluted		$1.41	$(0.05)		$1.52	$(0.06)
Class D units – basic (1)	$	―	$(0.05)	$	―	$(0.06)
Class D units – diluted (1)	$	―	$(0.05)	$	―	$(0.06)

Net income (loss) per unit:
Units – basic		$9.47	$(0.94)		$0.97	$(2.60)
Units – diluted		$9.46	$(0.94)		$0.97	$(2.60)
Class D units – basic (1)	$	―	$(0.94)	$	―	$(2.60)
Class D units – diluted (1)	$	―	$(0.94)	$	―	$(2.60)

(1)	Class D units were converted to units on a one-for-one basis in November 2007.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

Basic units outstanding excludes the effect of average anti-dilutive common stock equivalents related to unit options and warrants and unvested restricted units of 2.1 million and 2.5 million for the three and nine months ended September 30, 2008, respectively.  Basic units outstanding excludes the effect of average anti-dilutive common stock equivalents related to unit options and warrants and unvested restricted units of 2.0 million and 1.9 million for the three and nine months ended September 30, 2007, respectively.  In addition, basic units outstanding excludes the effect of average anti-dilutive Class D units for the three and nine months ended September 30, 2007.  All equivalent units were anti-dilutive for the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007, as the Company reported a loss from continuing operations.

(13)	Unit-Based Compensation

Employee Grants

During the nine months ended September 30, 2008, the Company granted an aggregate 584,770 restricted units and 691,000 unit options to employees, primarily as part of its annual review of employee compensation, with an aggregate fair value of approximately $14.3 million.  The majority of these restricted units and options vest ratably over three years.  In addition, during the nine months ended September 30, 2008, the Company granted 15,784 phantom units to independent members of its Board of Directors with a fair value of approximately $0.4 million.  The phantom units vest over one year.  For the three and nine months ended September 30, 2008, the Company recorded unit-based compensation expense in continuing operations of approximately $3.9 million and $11.4 million, respectively, as a non-cash charge against income before income taxes and it is included in “operating expenses” or “general and administrative expenses” on the condensed consolidated statements of operations.  For the three and nine months ended September 30, 2007, the Company recorded unit-based compensation and unit warrant expense in continuing operations of approximately $3.1 million and $10.6 million, respectively.

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

Lehman Holdings

During 2007 and through July 3, 2008, on an aggregate basis, a group of certain direct or indirect wholly owned subsidiaries of Lehman Holdings owned over 10% of the Company’s outstanding units.  As such, Lehman Holdings was considered a related party under the provisions of SFAS No. 57 “Related Party Disclosures” during that time frame.  Lehman Holdings’ subsidiaries provided certain services to the Company, including participation in the Company’s Credit Facility, Term Loan, offering of Senior Notes (see Note 8), sale of Appalachian Basin assets (see Note 2) and sale of commodity derivative instruments (see Note 9), which were all consummated on terms equivalent to those that prevail in arm’s-length transactions.  A reference to “Lehman” hereafter in this footnote refers to Lehman Holdings or one or more of its subsidiaries, as applicable.  See Note 11 for details about Lehman’s Chapter 11 filings.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

During the nine months ended September 30, 2008 (through July 3), the Company paid Lehman interest on borrowings of approximately $2.2 million and financing fees of approximately $1.8 million.  During the three and nine months ended September 30, 2007, the Company paid Lehman interest on borrowings of approximately $0.5 million and $1.2 million, respectively, and financing fees of approximately $0.1 million and $0.1 million, respectively.

During the three and nine months ended September 30, 2007, in conjunction with its private placements of units, the Company paid Lehman underwriting fees of approximately $10.0 million and $13.5 million, respectively.  Lehman was a participant in the private placements and the Company received approximately $260.0 million and $378.7 million, respectively, of proceeds from Lehman in relation to these transactions during the three and nine months ended September 30, 2007.

During the nine months ended September 30, 2008 (through July 3), the Company paid distributions on units to Lehman of approximately $18.5 million.  During the three and nine months ended September 30, 2007, the Company paid distributions on units to Lehman of approximately $2.4 million and $5.7 million, respectively.  During the nine months ended September 30, 2008 (through July 3), the Company paid Lehman approximately $18.8 million, on settled commodity derivative contracts.  During the three and nine months ended September 30, 2007, Lehman paid the Company approximately $0.2 million and $1.1 million, respectively, on settled commodity derivative contracts.  During the nine months ended September 30, 2008 (through July 3), the Company purchased approximately $1.3 million of deal contingent oil swap contracts from Lehman.  In addition, during the three and nine months ended September 30, 2007, the Company paid Lehman approximately $204.1 million for oil and gas swap contracts.

The following sets forth the amounts due to or from Lehman as of December 31, 2007 (in thousands):

Assets:
Current oil and gas derivative assets	$14,226
Liabilities:
Accrued interest payable	$162
Other current liabilities	$1,278
Long-term debt	$40,404
Noncurrent oil and gas derivative liabilities	$7,028

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Unaudited)

(16)	Supplemental Disclosures to the Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Supplemental disclosure of cash flow information:
Cash payments for interest	$78,176		$29,339
Supplemental disclosure of non-cash investing activities:
In connection with the purchase of oil and gas properties, liabilities were assumed as follows:
Fair value of assets acquired	$584,238		$2,581,913
Cash paid	(575,622)		(2,572,614)
Liabilities assumed, net	$8,616		$9,299
Supplemental disclosure of non-cash financing activities:
Units issued in connection with the purchase of oil and gas properties	$23,455	$	―

For purposes of the statement of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Restricted cash of $1.1 million and $0.5 million is included in “other noncurrent assets” on the condensed consolidated balance sheets at September 30, 2008 and December 31, 2007, respectively, and represents cash the Company has deposited into a separate account and designated for asset retirement obligations in accordance with contractual agreements.

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

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active.  FSP 157-3 is effective upon issuance and the Company is currently evaluating the impact that FSP 157-3 will have on its results of operations and financial position, but does not expect it will be material.

(18)	Subsequent Event

In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of the Company’s outstanding units.  The Company may purchase units from time to time on the open market or in negotiated purchases.  The timing and amounts of any such repurchases will be at the discretion of management, subject to market conditions and other factors, and will be in accordance with applicable securities laws and other legal requirements.  The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K.  A reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”

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

On July 1, 2008, the Company completed the sale of its interests in oil and gas properties located in the Appalachian Basin to XTO for a contract price of $600.0 million, subject to closing adjustments (see Note 2).  The assets include approximately 197 Bcfe of proved reserves at December 31, 2007.  Net proceeds were $568.1 million and the carrying value of net assets sold was $405.3 million, resulting in a gain on the sale of $162.8 million, which is recorded in “discontinued operations: gain on sale of assets, net of taxes” on the condensed consolidated statements of operations.  The gain is subject to normal post-closing adjustments.  The Company used the net proceeds from the sale to repay loans outstanding under its term loan agreement and reduce indebtedness under its Credit Facility (see Note 8).  Also, in March 2008, the Company exited the drilling and service business in the Appalachian Basin provided by its wholly owned subsidiary Mid Atlantic.  During the three and nine months ended September 30, 2008, the Company recorded a loss on the sale of the Mid Atlantic assets of $0.3 million and $1.6 million, respectively, which is also recorded in “discontinued operations: gain on sale of assets, net of taxes” on the condensed consolidated statements of operations.

The results of the Company’s Appalachian Basin and Mid Atlantic operations are classified as discontinued operations for all periods presented.  Unless otherwise indicated, results of operations information presented herein relates only to Linn Energy’s continuing operations.

Third quarter 2008 results from continuing operations included the following:

•	oil, gas and NGL sales of approximately $240.6 million, compared to $61.3 million in the third quarter of 2007;
•	daily production of 227.4 MMcfe/d, compared to 90.6 MMcfe/d in the third quarter of 2007;
•	lease operating expenses of $1.90 per Mcfe, compared to $2.03 per Mcfe in the third quarter of 2007;
•	capital expenditures of $59.2 million, excluding expenditures for acquisitions and discontinued operations;
•	63 wells drilled; and
•	average of 9 operated drilling rigs.

Nine months ended September 30, 2008 results from continuing operations included the following:

•	oil, gas and NGL sales of approximately $672.1 million, compared to $117.4 million in the nine months ended September 30, 2007;
•	daily production of 215.5 MMcfe/d, compared to 57.7 MMcfe/d in the nine months ended September 30, 2007;
•	lease operating expenses of $1.56 per Mcfe, compared to $1.92 per Mcfe in the nine months ended September 30, 2007;
•
capital expenditures of $222.4 million, excluding expenditures for acquisitions and discontinued operations; for 2008, the Company estimates its total capital expenditures from continuing operations will be approximately $300.0 million;

•	209 wells drilled; and
•	average of 12 operated drilling rigs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Canceled Commodity Contracts

During the three and nine months ended September 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production resulting in realized losses of $13.2 million and $81.4 million, respectively.  The future gas production under the canceled contracts primarily related to properties in the Appalachian Basin and Verden areas (see Note 2).  In addition, in September 2008, the Company canceled (before the contract settlement date) all of its commodity derivative contracts with Lehman Commodity Services as counterparty and entered into contracts for substantially the same volumes at identical strike prices with another participant in its Credit Facility for a cost of approximately $67.6 million.  As a result, effective September 17, 2008, Lehman Commodity Services was no longer a counterparty to any of the Company’s commodity derivative contracts and the Company’s overall derivative positions are unchanged.

In September and October 2008, Lehman Holdings and Lehman Commodity Services, respectively, filed voluntary petitions for reorganization under Chapter 11.  As of September 30, 2008, the Company had a receivable of approximately $67.6 million from Lehman Commodity Services for canceled derivative contracts (see Note 9).  The Company is pursuing various legal remedies to protect its interests.  Based on market expectations, at September 30, 2008, the Company estimated approximately $6.7 million of the receivable balance to be collectible.  The net receivable of approximately $6.7 million is included in “other current assets, net” on the condensed consolidated balance sheet at September 30, 2008.  The associated gain of approximately $67.6 million and the estimated loss of approximately $60.9 million is included in “gain (loss) on oil and gas derivatives” on the condensed consolidated statements of operations for the three and nine months ended September 30, 2008, for a net gain of approximately $6.7 million.  The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position, results of operations or liquidity.

Asset Sales

On August 15, 2008, the Company completed the sale of certain of its assets in the Verden area in Oklahoma to Laredo for a contract price of $185.0 million, subject to closing adjustments.  The assets include approximately 50,000 net acres and 45 Bcfe of proved reserves at December 31, 2007.  Net proceeds and the carrying value of net assets sold were approximately $167.5 million.  The Verden assets were acquired by the Company with its acquisition of oil and gas properties from Dominion in August 2007.  The Company used the net proceeds from the sale to reduce indebtedness (see Note 8).

In addition, on October 9, 2008, the Company entered into an agreement to sell its deep rights in certain central Oklahoma acreage, which includes the Woodford Shale interval, for a contract price of $229.1 million, subject to closing adjustments.  The sale includes approximately 38,000 net acres and no producing reserves.  Linn Energy will retain the rights to the shallow portion of this acreage.  The Company anticipates closing in the fourth quarter of 2008, subject to closing conditions.  There can be no assurance that all of the conditions to closing will be satisfied.  At September 30, 2008, the carrying value of net assets to be sold of approximately $58.1 million is included in “noncurrent assets held for sale” on the condensed consolidated balance sheet.  These assets were acquired by the Company with its acquisition of oil and gas properties from Dominion in August 2007.  The Company plans to use the net proceeds from the sale to reduce indebtedness (see Note 8).

Unit Repurchase Plan

In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of the Company's outstanding units.  The Company may purchase units from time to time on the open market or in negotiated purchases.  The timing and amounts of any such repurchases will be at the discretion of management, subject to market conditions and other factors, and will be in accordance with applicable securities laws and other legal requirements.  The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations – Continuing Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

	Three Months Ended September 30,
	2008	2007	Variance
	(in thousands)
Revenues and other:
Gas sales	$100,558	$23,913	$76,645
Oil sales	95,888	23,499	72,389
NGL sales	44,188	13,906	30,282
Total oil, gas and NGL sales	240,634	61,318	179,316
Gain (loss) on oil and gas derivatives (1)	845,818	(65,440)	911,258
Natural gas marketing revenues	4,647	2,995	1,652
Other revenues	561	924	(363)
	$1,091,660	$(203)	$1,091,863

Expenses:
Operating expenses:
Lease operating and other	$39,730	$16,880	$22,850
Production and ad valorem taxes	17,240	5,426	11,814
Natural gas marketing expenses	4,061	2,451	1,610
General and administrative expenses (2)	18,695	12,657	6,038
Bad debt expenses	1,436	―	1,436
Depreciation, depletion and amortization	51,727	16,825	34,902
	$132,889	$54,239	$78,650

Other income and (expenses)	$(35,826)	$(16,412)	$(19,414)

Notes to table:

(1)
During the three months ended September 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production primarily associated with properties in the Verden area (see Note 2) resulting in a realized loss of $13.2 million.

(2)
General and administrative expenses for the three months ended September 30, 2008 and 2007 includes approximately $3.9 million and $3.1 million, respectively, of non-cash unit-based compensation and unit warrant expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended September 30,
	2008	2007	Variance
Average daily production – continuing operations:
Gas (MMcf/d)	126.6	51.0	148.2%
Oil (MBbls/d)	9.5	3.6	163.9%
NGL (MBbls/d)	7.3	3.0	143.3%
Total (MMcfe/d)	227.4	90.6	151.0%

Average daily production – discontinued operations:
Total (MMcfe/d)	1.0	23.4	(95.7)%

Weighted average prices (hedged): (1)
Gas (Mcf)	$8.05	$7.37	9.2%
Oil (Bbl)	$85.30	$70.70	20.7%
NGL (Bbl)	$65.56	$50.75	29.2%

Weighted average prices (unhedged): (2)
Gas (Mcf)	$8.63	$5.10	69.2%
Oil (Bbl)	$109.96	$70.36	56.3%
NGL (Bbl)	$65.56	$50.75	29.2%

Representative NYMEX oil and gas prices:
Gas (MMBtu)	$10.25	$6.16	66.4%
Oil (Bbl)	$117.98	$75.38	56.5%

Costs per Mcfe of production:
Operating expenses:
Lease operating and other	$1.90	$2.03	(6.4)%
Production and ad valorem taxes	$0.82	$0.65	26.2%
General and administrative expenses (3)	$0.89	$1.52	(41.4)%
Depreciation, depletion and amortization	$2.47	$2.02	22.3%

Notes to table:

(1)
Includes the effect of realized losses of $28.2 million (excluding the $13.2 million loss noted on the previous page) and realized gains of $10.8 million on derivatives for the three months ended September 30, 2008 and 2007, respectively.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
General and administrative expenses for the three months ended September 30, 2008 and 2007 includes approximately $3.9 million and $3.1 million, respectively, of non-cash unit-based compensation and unit warrant expenses.  Excluding these amounts, general and administrative expenses for the three months ended September 30, 2008 and 2007 were $0.71 per Mcfe and $1.15 per Mcfe, respectively.  This is a non-GAAP measure used by management to analyze the Company’s performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Oil, Gas and NGL Sales

Oil, gas and NGL sales increased by approximately $179.3 million, or 292%, to approximately $240.6 million for the three months ended September 30, 2008, from $61.3 million for the three months ended September 30, 2007.

The increase in gas, oil and NGL revenues was primarily attributable to increased production as a result of acquisitions and, to a lesser extent, drilling.  Total production increased to 227.4 MMcfe/d during the three months ended September 30, 2008, from 90.6 MMcfe/d during the three months ended September 30, 2007.  The increase in production was due primarily to the Mid-Continent III oil and gas properties acquired in August 2007 (see Note 3).  In addition, the Company drilled 63 wells during the three months ended September 30, 2008, compared to 17 wells during the same period of 2007.  Volume increases during the three months ended September 30, 2008 increased total gas, oil and NGL revenues by $93.7 million compared to the same period of 2007.

Gas production increased to 126.6 MMcf/d during the three months ended September 30, 2008, from 51.0 MMcf/d during the three months ended September 30, 2007, primarily due to the 2007 and 2008 acquisitions in the Mid-Continent region (see Note 3) and to drilling.  The increase in the weighted average price of gas for the period, to $8.63 per Mcf, from $5.10 per Mcf, contributed approximately $41.1 million to the increase in gas revenues.

Oil production increased to 9.5 MBbls/d during the three months ended September 30, 2008, from 3.6 MBbls/d during the three months ended September 30, 2007, due to acquisitions in the Mid-Continent region and the drilling of new wells.  Acquisitions and drilling also increased NGL production to 7.3 MBbls/d during the three months ended September 30, 2008, from 3.0 MBbls/d during the comparative period of the prior year.  The increase in the weighted average price of oil for the period, to $109.96 per Bbl, from $70.36 per Bbl, contributed approximately $34.5 million to the increase in oil revenues.  The increase in the weighted average price of NGL for the period, to $65.56 per Bbl, from $50.75 per Bbl, contributed approximately $10.0 million to the increase in NGL revenues.

Commodity Derivative Activities

The Company determines the fair value of its oil and gas derivatives using pricing models that use a variety of techniques, including quotes and pricing analysis.  See Note 9 and Note 10 for additional information and details regarding derivatives in place through December 31, 2014.  During the three months ended September 30, 2008, the Company had commodity derivative contracts for approximately 111% of its gas production and 66% of its oil and NGL production, which resulted in realized losses of approximately $28.2 million, or $41.4 million including $13.2 million of realized losses on canceled derivative contracts.  During the three months ended September 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production primarily associated with properties in the Verden area (see Note 2) resulting in a realized loss of approximately $13.2 million.  During the three months ended September 30, 2007, the Company recorded realized gains of approximately $10.8 million.  Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives.  During the third quarter of 2008, expected future oil and gas prices decreased, which resulted in unrealized gains on derivatives of approximately $887.2 million for the three months ended September 30, 2008.  The Company reported unrealized losses of approximately $76.2 million for the three months ended September 30, 2007.  The three months ended September 30, 2008 also includes a net unrealized gain of approximately $6.7 million related to canceled derivative contracts with Lehman Commodity Services (see Note 11).

Expenses

Lease Operating and Other
Lease operating and other expenses include expenses such as labor, field office, vehicle, supervision, transportation, maintenance, tools and supplies and workover expenses.  As noted below, total lease operating expenses increased; however, lease operating expenses per equivalent unit of production (excluding production and ad valorem taxes) decreased to $1.90 per Mcfe for the three months ended September 30, 2008, compared to $2.03 per Mcfe for the three months ended September 30, 2007, due to acquired properties providing cost efficiencies and economies of scale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Lease operating and other expenses increased by approximately $22.8 million, or 135%, to $39.7 million for the three months ended September 30, 2008, from $16.9 million for the three months ended September 30, 2007.  Operating expenses increased primarily due to higher production and costs associated with the 2007 and 2008 acquisitions in the Mid-Continent region.

Production and Ad Valorem Taxes
Production and ad valorem taxes were approximately 7% and 9% of total sales for the three months ended September 30, 2008 and 2007, respectively.  Production and ad valorem taxes increased by approximately $11.8 million, to $17.2 million for the three months ended September 30, 2008, from $5.4 million for the three months ended September 30, 2007.  Production taxes, which are a function of revenues generated from production, increased by approximately $10.6 million compared to the same period of 2007.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased by approximately $1.2 million compared to the three months ended September 30, 2007.

General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and include costs of employees and executive officers, related benefits, office leases and professional fees.  As noted below, total general and administrative expenses increased; however, expenses per equivalent unit of production decreased to $0.89 per Mcfe for the three months ended September 30, 2008, compared to $1.52 per Mcfe for the three months ended September 30, 2007, due to increases in production, cost efficiencies and economies of scale provided by acquired properties.

General and administrative expenses increased by approximately $6.0 million, or 47%, to $18.7 million for the three months ended September 30, 2008, from $12.7 million for the three months ended September 30, 2007.  The increase in general and administrative expenses over the third quarter of 2007 was primarily due to costs incurred to support the Company’s increased size and infrastructure growth.  Salaries and benefits expense and employee unit-based compensation expense increased approximately $3.1 million and $0.9 million, respectively, during the three months ended September 30, 2008 compared to the same period of 2007.  Information technology costs, such as software, data administration and data conversion costs increased by approximately $0.7 million during the three months ended September 30, 2008 compared to the same period of 2007.  In addition, control of well insurance expense increased by approximately $1.9 million during the three months ended September 30, 2008, primarily for properties in the Mid-Continent region acquired in 2007 and 2008 (see Note 3).  The increase in general and administrative expenses was partially offset by recovery of expenses under a transition services agreement with XTO (see Note 2).

Bad Debt Expenses
During the three months ended September 30, 2008, the Company recorded bad debt expense of approximately $1.4 million associated with accounts receivable from a customer that filed a petition for reorganization under Chapter 11.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $34.9 million, to $51.7 million for the three months ended September 30, 2008, from $16.8 million for the three months ended September 30, 2007.  Higher total production levels, primarily due to the Company’s acquisitions in the Mid-Continent in 2008 and 2007, were the main reason for the increase.

Other Income and (Expenses)
Other income and (expenses) increased by approximately $19.4 million, to expense of $35.8 million for the three months ended September 30, 2008, compared to expense of $16.4 million for the three months ended September 30, 2007, primarily due to an increase in interest expense of approximately $11.7 million related to increased debt levels associated with borrowings to fund acquisitions and drilling.  In addition, total losses on interest rate swaps increased approximately $6.5 million over the prior year.  The Company’s interest rate swaps were not designated as cash flow hedges under SFAS 133, even though they reduce exposure to changes in interest rates (see Note 9).  The changes in fair values of these instruments were recorded as unrealized losses of approximately $3.9 million and $3.8 million for the three months ended September 30, 2008 and 2007, respectively.  These amounts are non-cash

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

items.  Additionally, the Company wrote-off deferred financing fees associated with its Term Loan (see Note 8), of approximately $1.9 million during the three months ended September 30, 2008, which contributed to the increase in other income and (expenses).

Income Taxes
Income tax expense was approximately $1.0 million for both the three months ended September 30, 2008 and 2007.  The Company is a limited liability company treated as a partnership for federal and state income tax purposes.  Limited liability companies are subject to state income taxes in Texas.  Certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.  Tax expense for the three months ended September 30, 2008 primarily represents Texas margin tax expense.  Tax expense for the three months ended September 30, 2007 relates primarily to 2006 expense recovery.  The Company’s taxable subsidiaries generated net operating losses for the year ended December 31, 2006, which were subsequently recovered through an intercompany service charge, resulting in tax expense for the three months ended September 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations – Continuing Operations

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

	Nine Months Ended September 30,
	2008	2007	Variance
	(in thousands)
Revenues and other:
Gas sales	$304,317	$41,241	$263,076
Oil sales	257,940	45,708	212,232
NGL sales	109,835	30,431	79,404
Total oil, gas and NGL sales	672,092	117,380	554,712
Loss on oil and gas derivatives (1)	(293,780)	(143,588)	(150,192)
Natural gas marketing revenues	11,056	7,656	3,400
Other revenues	1,682	2,056	(374)
	$391,050	$(16,496)	$407,546

Expenses:
Operating expenses:
Lease operating and other	$92,350	$30,184	$62,166
Production and ad valorem taxes	47,382	9,731	37,651
Natural gas marketing expenses	9,738	6,426	3,312
General and administrative expenses (2)	56,093	34,850	21,243
Data license expenses	2,475	―	2,475
Bad debt expenses	1,436	―	1,436
Depreciation, depletion and amortization	146,210	29,295	116,915
	$355,684	$110,486	$245,198

Other income and (expenses)	$(96,716)	$(25,327)	$(71,389)

Notes to table:

(1)
During the nine months ended September 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production primarily associated with properties in the Appalachian Basin and Verden areas (see Note 2) resulting in realized losses of $81.4 million.

(2)
General and administrative expenses for the nine months ended September 30, 2008 and 2007 includes approximately $11.3 million and $10.6 million, respectively, of non-cash unit-based compensation and unit warrant expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Nine Months Ended September 30,
	2008	2007	Variance
Average daily production – continuing operations:
Gas (MMcf/d)	126.1	27.1	365.3%
Oil (MBbls/d)	8.9	2.9	206.9%
NGL (MBbls/d)	6.0	2.2	172.7%
Total (MMcfe/d)	215.5	57.7	273.5%

Average daily production – discontinued operations:
Total (MMcfe/d)	16.5	23.4	(29.5)%

Weighted average prices (hedged): (1)
Gas (Mcf)	$8.75	$8.02	9.1%
Oil (Bbl)	$80.85	$64.72	24.9%
NGL (Bbl)	$67.34	$52.42	28.5%

Weighted average prices (unhedged): (2)
Gas (Mcf)	$8.78	$5.55	58.2%
Oil (Bbl)	$106.06	$58.23	82.1%
NGL (Bbl)	$67.34	$50.38	33.7%

Representative NYMEX oil and gas prices:
Gas (MMBtu)	$9.74	$6.83	42.6%
Oil (Bbl)	$113.29	$66.23	71.1%

Costs per Mcfe of production:
Operating expenses:
Lease operating and other	$1.56	$1.92	(18.8)%
Production and ad valorem taxes	$0.80	$0.62	29.0%
General and administrative expenses (3)	$0.95	$2.21	(57.0)%
Depreciation, depletion and amortization	$2.48	$1.86	33.3%

Notes to table:

(1)
Includes the effect of realized losses of $62.2 million (excluding the $81.4 million losses noted on the previous page) and realized gains of $24.6 million on derivatives for the nine months ended September 30, 2008 and 2007, respectively.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
General and administrative expenses for the nine months ended September 30, 2008 and 2007 includes approximately $11.3 million and $10.6 million, respectively, of non-cash unit-based compensation and unit warrant expenses.  Excluding these amounts, general and administrative expenses for the nine months ended September 30, 2008 and 2007 were $0.76 per Mcfe and $1.54 per Mcfe, respectively.  This is a non-GAAP measure used by management to analyze the Company’s performance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Oil, Gas and NGL Sales

Oil, gas and NGL sales increased by approximately $554.7 million, or 472%, to approximately $672.1 million for the nine months ended September 30, 2008, from $117.4 million for the nine months ended September 30, 2007.

The increase in gas, oil and NGL revenues was primarily attributable to increased production as a result of acquisitions and, to a lesser extent, drilling.  Total production increased to 215.5 MMcfe/d during the nine months ended September 30, 2008, from 57.7 MMcfe/d during the nine months ended September 30, 2007.  The increase in production was due primarily to the Mid-Continent III oil and gas properties acquired in August 2007 (see Note 3).  In addition, the Company drilled 209 wells during the nine months ended September 30, 2008, compared to 75 wells during the same period of 2007.  Volume increases during the nine months ended September 30, 2008 increased total gas, oil and NGL revenues by $299.0 million compared to the same period of 2007.

Gas production increased to 126.1 MMcf/d during the nine months ended September 30, 2008, from 27.1 MMcf/d during the nine months ended September 30, 2007, primarily due to the 2007 and 2008 acquisitions in the Mid-Continent region (see Note 3) and to drilling.  The increase in the weighted average price of gas for the period, to $8.78 per Mcf, from $5.55 per Mcf, contributed approximately $111.7 million to the increase in gas revenues.

Oil production increased to 8.9 MBbls/d during the nine months ended September 30, 2008, from 2.9 MBbls/d during the nine months ended September 30, 2007, due to acquisitions in the Mid-Continent region and the drilling of new wells.  Acquisitions and drilling also increased NGL production to 6.0 MBbls/d during the nine months ended September 30, 2008, from 2.2 MBbls/d during the comparative period of the prior year.  The increase in the weighted average price of oil for the period, to $106.06 per Bbl, from $58.23 per Bbl, contributed approximately $116.3 million to the increase in oil revenues.  The increase in the weighted average price of NGL for the period, to $67.34 per Bbl, from $50.38 per Bbl, contributed approximately $27.7 million to the increase in NGL revenues.

Commodity Derivative Activities

The Company determines the fair value of its oil and gas derivatives using pricing models that use a variety of techniques, including quotes and pricing analysis.  See Note 9 and Note 10 for additional information and details regarding derivatives in place through December 31, 2014.  During the nine months ended September 30, 2008, the Company had commodity derivative contracts for approximately 110% of its gas production and 78% of its oil and NGL production, which resulted in realized losses of approximately $62.2 million, or $143.6 million including $81.4 million of realized losses on canceled derivative contracts.  During the nine months ended September 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production primarily associated with properties in the Appalachian Basin and Verden areas (see Note 2) resulting in realized losses of $81.4 million.  During the nine months ended September 30, 2007, the Company recorded realized gains of approximately $24.6 million.  Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives.  During the first six months of 2008 and the first nine months of 2007, expected future oil and gas prices increased, which resulted in unrealized losses on derivatives of approximately $150.1 million and $168.2 million for the nine months ended September 30, 2008 and 2007, respectively.  Market value adjustments, if realized in the future, would be offset by higher actual prices for production.  The nine months ended September 30, 2008 also includes a net unrealized gain of approximately $6.7 million related to canceled derivative contracts with Lehman Commodity Services (see Note 11).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Expenses

Lease Operating and Other
Lease operating and other expenses include expenses such as labor, field office, vehicle, supervision, transportation, maintenance, tools and supplies and workover expenses.  As noted below, total lease operating expenses increased; however, lease operating expenses per equivalent unit of production (excluding production and ad valorem taxes) decreased to $1.56 per Mcfe for the nine months ended September 30, 2008, compared to $1.92 per Mcfe for the nine months ended September 30, 2007, due to acquired properties providing cost efficiencies and economies of scale.

Lease operating and other expenses increased by approximately $62.2 million, or 206%, to $92.4 million for the nine months ended September 30, 2008, from $30.2 million for the nine months ended September 30, 2007.  Operating expenses increased primarily due to higher production and costs associated with the 2007 and 2008 acquisitions in the Mid-Continent region, including expenses associated with the addition of approximately 150 field and direct field support employees in the third quarter of 2007.

Production and Ad Valorem Taxes
Production and ad valorem taxes were approximately 7% and 8% of total sales for the nine months ended September 30, 2008 and 2007, respectively.  Production and ad valorem taxes increased by approximately $37.7 million, to $47.4 million for the nine months ended September 30, 2008, from $9.7 million for the nine months ended September 30, 2007.  Production taxes, which are a function of revenues generated from production, increased by approximately $33.3 million compared to the same period of 2007.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased by approximately $4.4 million compared to the nine months ended September 30, 2007.

General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and include costs of employees and executive officers, related benefits, office leases and professional fees.  As noted below, total general and administrative expenses increased; however, expenses per equivalent unit of production decreased to $0.95 per Mcfe for the nine months ended September 30, 2008, compared to $2.21 per Mcfe for the nine months ended September 30, 2007, due to increases in production, cost efficiencies and economies of scale provided by acquired properties.

General and administrative expenses increased by approximately $21.2 million, or 61%, to $56.1 million for the nine months ended September 30, 2008, from $34.9 million for the nine months ended September 30, 2007.  The increase in general and administrative expenses over the first nine months of 2007 was primarily due to costs incurred to support the Company’s increased size and infrastructure growth, including the addition of a regional operating office in Oklahoma.  Salaries and benefits expense and employee unit-based compensation expense increased approximately $15.0 million and $2.2 million, respectively, during the nine months ended September 30, 2008 compared to the same period of 2007.  Information technology costs, such as software, data administration and data conversion costs increased by approximately $4.0 million during the nine months ended September 30, 2008 compared to the same period of 2007.  In addition, control of well insurance expense increased by approximately $2.6 million during the nine months ended September 30, 2008, primarily for properties in the Mid-Continent region acquired in 2007 and 2008 (see Note 3).  The increase in general and administrative expenses was partially offset by lower professional service fees, unit warrant expenses and recovery of expenses under a transition services agreement with XTO (see Note 2).

Data License Expenses
The Company incurred expenses of approximately $2.5 million for data license fees during the nine months ended September 30, 2008.  These expenses primarily represent payments for access to 3-D seismic and other data libraries in the Mid-Continent for periods ranging from one to 50 years or more and enable the Company to maximize drilling opportunities in that region.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bad Debt Expenses
During the nine months ended September 30, 2008, the Company recorded bad debt expense of approximately $1.4 million associated with accounts receivable from a customer that filed a petition for reorganization under Chapter 11.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $116.9 million, to $146.2 million for the nine months ended September 30, 2008, from $29.3 million for the nine months ended September 30, 2007.  Higher total production levels, primarily due to the Company’s acquisitions in the Mid-Continent in 2008 and 2007, were the main reason for the increase.

Other Income and (Expenses)
Other income and (expenses) increased by approximately $71.4 million, to expense of $96.7 million for the nine months ended September 30, 2008, compared to expense of $25.3 million for the nine months ended September 30, 2007, primarily due to an increase in interest expense of approximately $51.8 million related to higher debt levels associated with borrowings to fund acquisitions and drilling.  In addition, total losses on interest rate swaps increased by approximately $14.5 million over the prior year.  The Company’s interest rate swaps were not designated as cash flow hedges under SFAS 133, even though they reduce exposure to changes in interest rates (see Note 9).  The changes in fair values of these instruments were recorded as unrealized losses of approximately $6.0 million and $3.7 million for the nine months ended September 30, 2008 and 2007, respectively.  These amounts are non-cash items.  Additionally, the Company wrote-off deferred financing fees associated with its Term Loan (see Note 8), of approximately $4.6 million during the nine months ended September 30, 2008, which contributed to the increase in other income and (expenses).

Income Taxes
Income tax expense was approximately $1.0 million and $5.0 million for the nine months ended September 30, 2008 and 2007, respectively.  The Company is a limited liability company treated as a partnership for federal and state income tax purposes.  Limited liability companies are subject to state income taxes in Texas.  Certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.  Tax expense for the nine months ended September 30, 2008 primarily represents Texas margin tax expense.  Tax expense for the nine months ended September 30, 2007 relates primarily to 2006 expense recovery.  The Company’s taxable subsidiaries generated net operating losses for the year ended December 31, 2006, which were subsequently recovered through an intercompany service charge, resulting in tax expense for the nine months ended September 30, 2007.

Results of Operations – Discontinued Operations

The following table presents comparative data for the Company’s discontinued operations related to its Appalachian Basin assets.  See Note 2 for additional details about discontinued operations.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Variance	2008	2007	Variance
Average daily production:
Gas (MMcf/d)	1.0	22.8	(95.6)%	15.9	22.8	(30.3)%
Oil (MBbls/d)	―	0.1	(100.0)%	0.1	0.1	―
Total (MMcfe/d)	1.0	23.4	(95.7)%	16.5	23.4	(29.5)%

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

Liquidity and Capital Resources

The Company has utilized public and private equity, proceeds from bank borrowings and cash flow from operations for capital resources and liquidity.  To date, the primary use of capital has been for the acquisition and development of oil and gas properties.  The Company manages its working capital and cash requirements to borrow only as needed.  The Company had $285.2 million in available borrowing capacity at October 31, 2008.

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

Cash Flows

The following presents a comparative cash flow summary for the periods reported.

	Nine Months Ended September 30,
	2008	2007	Variance
	(in thousands)
Cash flow statement information:
Net cash:
Provided by (used in) operating activities (1) (2)	$42,788	$(187,968)	$230,756
Used in investing activities	(84,105)	(2,636,304)	2,552,199
Provided by financing activities	87,145	2,851,265	(2,764,120)
Increase in cash and cash equivalents	$45,828	$26,993	$18,835

(1)
The nine months ended September 30, 2008 and 2007 includes premiums paid for derivatives of approximately $129.5 million and $257.1 million, respectively.  Premiums paid during the nine months ended September 30, 2008 include $67.6 million for contracts that replaced those with Lehman Commodity Services (see Note 11).

(2)
During the nine months ended September 30, 2008, the Company cancelled (before the contract settlement date) derivative contracts on estimated future gas production resulting in realized losses of $81.4 million.  The future gas production under the canceled contracts primarily related to properties in the Appalachian Basin and Verden areas.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating Activities

At September 30, 2008, the Company had $47.3 million cash and cash equivalents compared to $1.4 million at December 31, 2007.  Cash provided by operating activities for the nine months ended September 30, 2008 was approximately $42.8 million, compared to cash used by operating activities of $188.0 million for the nine months ended September 30, 2007.  The increase in cash provided by operating activities was primarily due to increased production during the nine months ended September 30, 2008.  During the nine months ended September 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production primarily associated with properties in the Appalachian Basin and Verden areas (see Note 2) resulting in realized losses of approximately $81.4 million.  In addition, premiums paid for derivatives were approximately $129.5 million during the nine months ended September 30, 2008, compared to $257.1 million during the nine months ended September 30, 2007.  Premiums paid during the nine months ended September 30, 2008 include $67.6 million for contracts that replaced those with Lehman Commodity Services (see Note 11).  The premiums paid were for derivative contracts that hedge future production for up to five years.  These derivative contracts are expected to provide or stabilize the Company’s future cash flow and were funded through the Company’s Credit Facility.  See Note 9 for additional details about commodity derivatives.  The amount of derivative contracts the Company enters into in the future will be directly related to expected future production.

Investing Activities

Cash used in investing activities was approximately $84.1 million for the nine months ended September 30, 2008, compared to $2.64 billion for the nine months ended September 30, 2007.  The decrease in cash used in investing activities was due to a decrease in acquisition and development activity and an increase in proceeds from asset sales during the nine months ended September 30, 2008, compared to the same period of the prior year.

The total cash used in investing activities for the nine months ended September 30, 2008 includes $510.1 million for the January 2008 acquisition of properties in the Mid-Continent (see Note 3).  Other acquisitions, including acquisitions of additional working interests in current wells, were approximately $65.5 million and other property and equipment purchases were $2.8 million.  The total for the nine months ended September 30, 2008 also includes approximately $249.8 million for the drilling and development of oil and gas properties.  During the nine months ended September 30, 2008, the Company also received proceeds from the sale of oil and gas properties to XTO and Laredo, and other plant and equipment of approximately $744.1 million (see Note 2).

Financing Activities

Cash provided by financing activities was approximately $87.1 million for the nine months ended September 30, 2008, compared to $2.85 billion for the nine months ended September 30, 2007.  During the nine months ended September 30, 2008, total proceeds from the issuance of debt were $1.42 billion and total repayments of debt were $1.10 billion.  See additional discussion about the Company’s Credit Facility, Term Loan and Senior Notes below.  In addition, see detail of distributions paid during the nine months ended September 30, 2008 below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Distributions

Under the limited liability company agreement, Company unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses.  The following provides a summary of distributions paid by the Company during the nine months ended September 30, 2008:

		Distributions
Date Paid	Period Covered by Distribution	Per Unit	Total
			(in millions)

August 2008	April 1 – June 30, 2008	$0.63	$72.6
May 2008	January 1 – March 31, 2008	$0.63	$72.6
February 2008	October 1 – December 31, 2007	$0.63	$72.2

In October 2008, the Company’s Board of Directors declared a cash distribution of $0.63 per unit, or $2.52 per unit on an annualized basis, with respect to the third quarter of 2008.  The distribution totaling approximately $72.6 million will be paid on November 14, 2008 to unitholders of record as of the close of business on November 7, 2008.

Credit Facility

At October 31, 2008, the Company had a $1.85 billion borrowing base under its Credit Facility with a maturity of August 2010 (see Note 8).  During the third quarter of 2008, the Company repaid $513.6 million in indebtedness under its Credit Facility with net proceeds from the sales of Appalachian Basin and Verden properties (see Note 2).

The borrowing base under the Credit Facility will be redetermined semi-annually by the lenders in their sole discretion, based on, among other things, reserve reports as prepared by reserve engineers taking into account the oil and gas prices at such time.  At the Company’s election, interest on borrowings under the Credit Facility is determined by reference to either LIBOR plus an applicable margin between 1.00% and 1.75% per annum or the ABR plus an applicable margin between 0% and 0.25% per annum.  As noted above, the Company depends on its Credit Facility for future capital needs.  In addition, the Company has drawn on the Credit Facility to fund or partially fund quarterly cash distribution payments, since it uses operating cash flows for investing activities and borrows as cash is needed.  Absent such borrowing, the Company would have at times experienced a shortfall in cash available to pay the declared quarterly cash distribution amount.  If an event of default occurs and is continuing under the Credit Facility, the Company would be unable to make borrowings to fund distributions.

Certain subsidiaries of Lehman Holdings, including Lehman Commodity Services, were lenders in the Company’s Credit Facility.  In September 2008 and October 2008, Lehman Holdings and Lehman Commodity Services, respectively, filed voluntary petitions for reorganization under Chapter 11 (see “Contingencies” below).  In October 2008, the Company replaced Lehman Holdings’ subsidiaries with other lenders and Lehman Holdings’ subsidiaries no longer participate in the Company’s Credit Facility.  Available borrowing under the Credit Facility was $285.2 million at October 31, 2008 which includes a $6.4 million reduction in availability for outstanding letters of credit.

Term Loan

On January 31, 2008, in order to fund a portion of the January 2008 acquisition of oil and gas properties in the Mid-Continent (see Note 3), the Company entered into a $400.0 million Term Loan maturing on July 31, 2009 (see Note 8).  On June 30, 2008, the Company repaid $243.6 million in indebtedness under the Term Loan with net proceeds from the Senior Notes (see below).  On July 1, 2008, the Company repaid the balance of the term loan of $156.4 million.  Deferred financing fees associated with the Term Loan of approximately $1.9 million and $4.6 million were written off during the three and nine months ended September 30, 2008, respectively.

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

The Senior Notes were issued under an Indenture dated June 27, 2008, mature on July 1, 2018 and bear interest at 9.875%.  Interest is payable semi-annually beginning January 1, 2009.  The Senior Notes are general unsecured senior obligations of the Company and are effectively junior in right of payment to any secured indebtedness of the Company to the extent of the collateral securing such indebtedness.  Each of the Company’s material subsidiaries guaranteed the Senior Notes on a senior unsecured basis.  The Indenture provides that the Company may redeem: 1) on or prior to July 1, 2011, up to 35% of the aggregate principal amount of the Senior Notes at a redemption price of 109.875% of the principal amount, plus accrued and unpaid interest, 2) prior to July 1, 2013, all or part of the Senior Notes at a redemption price equal to the principal amount, plus a make whole premium (as defined in the Indenture) and accrued and unpaid interest, and 3) on or after July 1, 2013, all or part of the Senior Notes at redemption prices equal to 104.938% in 2013, 103.292% in 2014, 101.646% in 2015 and 100% in 2016 and thereafter.  The Indenture also provides that, if a change of control (as defined in the Indenture) occurs, the holders have a right to require the Company to repurchase all or part of the Senior Notes at a redemption price equal to 101%, plus accrued and unpaid interest.

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

Fair Value of Financial Instruments

The Company accounts for its oil and gas commodity derivatives and interest rate swaps at fair value (see Note 9) on a recurring basis.  Effective January 1, 2008, the Company adopted SFAS 157 for these financial instruments.  SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  The impact of the adoption of SFAS 157 to the Company’s results of operations was a decrease to net income by approximately $66.6 million, or $0.58 per unit, for the three months ended September 30, 2008, resulting from an assumed credit risk adjustment.  The impact of the adoption was an increase to net income by

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

approximately $21.4 million, or $0.19 per unit, for the nine months ended September 30, 2008, resulting from an assumed credit risk adjustment.

The Company’s counterparties are participants in its Credit Facility (see Note 8) which is secured by the Company’s oil and gas reserves; therefore, the Company is not required to post any collateral.  The Company does not require collateral from the counterparties.  The maximum amount of loss due to credit risk, based on the gross fair value of financial instruments that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts was approximately $8.4 million at September 30, 2008.  In accordance with the Company’s standard practice, its commodity and interest rate swap derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of such loss is mitigated at September 30, 2008.

Off-Balance Sheet Arrangements

At September 30, 2008, the Company did not have any off-balance sheet arrangements.

Contingencies

In September and October 2008, Lehman Holdings and Lehman Commodity Services, respectively, filed voluntary petitions for reorganization under Chapter 11 (see Note 11).  As of September 30, 2008, the Company had a receivable of approximately $67.6 million from Lehman Commodity Services for canceled derivative contracts (see Note 9).  The Company is pursuing various legal remedies to protect its interests.  Based on market expectations, at September 30, 2008, the Company estimated approximately $6.7 million of the receivable balance to be collectible.  The net receivable of approximately $6.7 million is included in “other current assets, net” on the condensed consolidated balance sheet at September 30, 2008.  The associated gain of approximately $67.6 million and the estimated loss of approximately $60.9 million is included in “gain (loss) on oil and gas derivatives” on the condensed consolidated statements of operations for the three and nine months ended September 30, 2008, for a net gain of approximately $6.7 million.  The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position, results of operations or liquidity.

During the nine months ended June 2008 and 2007, the Company made no significant payments to settle any legal, environmental or tax proceedings.  The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters, as necessary.  Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Commitments and Contractual Obligations

The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in a table of contractual obligations in the 2007 Annual Report on Form 10-K.  With the exception of a $400.0 million Term Loan (repaid in July 2008) and $255.9 million of Senior Notes, as of September 30, 2008, there have been no significant changes to the Company’s contractual obligations from December 31, 2007.  See “Term Loan” and “Senior Notes” above for additional details.

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

As of September 30, 2008, there have been no significant changes with regard to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The policies disclosed included the accounting for oil and gas properties, revenue recognition, purchase accounting and derivative instruments.

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

Commodity Price Risk

The Company enters into derivative contracts with respect to a portion of its projected production through various transactions that provide an economic hedge of the risk related to the future prices received.  The Company does not enter into derivative contracts for trading purposes.  See Note 9 for additional details.  At September 30, 2008, the fair value of contracts that settle during the next twelve months was an asset of approximately $58.3 million and a liability of approximately $1.9 million for a net asset of approximately $56.4 million, for which the Company is owed by its counterparties.  A 10% increase in the index oil and gas prices above the September 30, 2008 prices for the next twelve months would result in a net liability of approximately $27.5 million which represents a decrease in the fair value of approximately $83.9 million; conversely, a 10% decrease in the index oil and gas prices would result in a net asset of approximately $143.4 million which represents an increase in the fair value of approximately $87.0 million.

Interest Rate Risk

At September 30, 2008, the Company had long-term debt outstanding under its Credit Facility of approximately $1.52 billion, which incurred interest at floating rates.  See Note 8 for additional details.  As of September 30, 2008, the interest rate based on LIBOR was approximately 4.39%.  A 1% increase in LIBOR would result in an estimated $15.2 million increase in annual interest expense.  The Company has entered into interest rate swap agreements based on LIBOR to minimize the effect of fluctuations in interest rates.  See Note 9 for additional details.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

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

There were no changes in the Company’s internal controls over financial reporting during the three months ended September 30, 2008 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Disruptions in the capital and credit markets as a result of the global financial crisis may adversely affect our hedge positions.

To achieve more predictable cash flow and to reduce our exposure to fluctuations in the prices of oil, gas and NGL, we enter into hedging arrangements for a significant portion of our production.  Given the recent failures of major financial institutions, we cannot be assured that our counterparties will be able to perform under our hedge contracts.  If a counterparty fails to perform and the hedging arrangement is terminated, our cash flow, and ability to pay distributions could be impacted.

Unitholders may be subject to taxable gains upon dispositions of properties.

We may dispose of properties in transactions that result in gains that will be allocated to you, and such gains may be either ordinary gains or capital gains to you.  Even where we dispose of properties that are capital assets, what otherwise would be capital gains to you may be recharacterized as ordinary gains in order to “recapture” ordinary deductions that were previously allocated to you related to the same properties.  In addition, such an allocation of ordinary or capital gains may increase your taxable income, and you may be required to pay federal income taxes and state and local income taxes, even if we have not made a cash distribution to you subsequent to our disposal of the properties.  Your allocable share of the taxable gains also may be greater than your interest in our profits.  If you contributed property in exchange for our units, your capital account would have been credited with the fair market value of the property at the time (your “book” basis), which may have exceeded your “tax” basis of property.  This could also be the case if you held our units at a time when we issued additional units to other unitholders (resulting in a revaluation of our assets).  Gains are required to be allocated to you in order to eliminate this “book-tax disparity.”

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits

Exhibit Number			Description

2	.1*†	—	Asset Purchase and Sale Agreement, dated October 9, 2008, between Linn Energy Holdings, LLC, Mid-Continent I, LLC, Mid-Continent II, LLC, Linn Operating, Inc. and Devon Energy Production Company, LP
2	.2†	—
First Amendment, dated as of August 6, 2008, to Asset Purchase and Sale Agreement between Linn Energy Holdings, LLC, Linn Operating, Inc., Mid-Continent I, LLC, Mid-Continent II, LLC, Linn Exploration Mid-Continent, LLC, as sellers, and Laredo Petroleum, Inc., as buyer

10.1		—
Fourth Amendment, dated effective August 20, 2008, to Third Amended and Restated Credit Agreement among Linn Energy, LLC, as Borrower, BNP Paribas, as Administrative Agent, and the lenders and agents party thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 26, 2008)

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

LINN ENERGY, LLC
(Registrant)

Date: November 6, 2008	/s/ David B. Rottino
David B. Rottino
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)