Form 10-Q
period 2009-09-30
LINN ENERGY, LLC
filed 2009-11-04
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of October 30, 2009, there were 129,916,563 units outstanding.

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

Btu.  One British thermal unit, which is the heat required to raise the temperature of a one-pound mass of water from 58.5 degrees to 59.5 degrees Fahrenheit.

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
ii

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements
LINN ENERGY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(in thousands, except unit amounts)
Assets
Current assets:
Cash and cash equivalents	$10,595	$28,668
Accounts receivable – trade, net	98,150	138,983
Derivative instruments	290,784	368,951
Other current assets	22,748	27,329
Total current assets	422,277	563,931

Noncurrent assets:
Oil and gas properties (successful efforts method)	4,060,403	3,831,183
Less accumulated depletion and amortization	(416,766)	(278,805)
	3,643,637	3,552,378

Other property and equipment	116,373	111,459
Less accumulated depreciation	(20,933)	(13,171)
	95,440	98,288

Derivative instruments	213,130	493,705
Other noncurrent assets	64,679	13,718
	277,809	507,423
Total noncurrent assets	4,016,886	4,158,089
Total assets	$4,439,163	$4,722,020

Liabilities and Unitholders’ Capital
Current liabilities:
Accounts payable and accrued expenses	$125,731	$163,662
Derivative instruments	48,042	47,005
Other accrued liabilities	31,839	27,163
Total current liabilities	205,612	237,830

Noncurrent liabilities:
Credit facility	1,251,000	1,403,393
Senior notes, net	488,492	250,175
Derivative instruments	44,945	39,350
Other noncurrent liabilities	35,613	30,586
Total noncurrent liabilities	1,820,050	1,723,504

Unitholders’ capital:
121,276,006 units and 114,079,533 units issued and outstanding at September 30, 2009, and December 31, 2008, respectively	1,994,684	2,109,089
Accumulated income	418,817	651,597
	2,413,501	2,760,686
Total liabilities and unitholders’ capital	$4,439,163	$4,722,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per unit amounts)
Revenues and other:
Oil, gas and natural gas liquid sales	$102,989	$240,634	$274,759	$672,092
Gain (loss) on oil and gas derivatives	(14,065)	845,818	(85,525)	(293,780)
Gas marketing revenues	1,351	4,647	3,050	11,056
Other revenues	150	561	1,757	1,682
	90,425	1,091,660	194,041	391,050
Expenses:
Lease operating expenses	33,453	33,503	100,322	78,154
Transportation expenses	6,367	5,683	11,850	12,674
Gas marketing expenses	98	4,061	1,318	9,581
General and administrative expenses	19,655	18,692	63,247	55,788
Exploration costs	861	268	4,625	2,949
Bad debt expenses	500	1,436	500	1,436
Depreciation, depletion and amortization	49,440	52,004	151,934	147,259
Taxes, other than income taxes	5,965	17,242	21,414	47,843
(Gain) loss on sale of assets and other, net	1,999	―	(24,717)	―
	118,338	132,889	330,493	355,684
Other income and (expenses):
Interest expense, net of amounts capitalized	(28,025)	(22,574)	(65,696)	(71,199)
Loss on interest rate swaps	(25,709)	(9,694)	(25,362)	(17,483)
Other, net	(757)	(3,558)	(1,987)	(8,034)
	(54,491)	(35,826)	(93,045)	(96,716)
Income (loss) from continuing operations before income taxes	(82,404)	922,945	(229,497)	(61,350)
Income tax expense	(58)	(1,002)	(379)	(1,047)
Income (loss) from continuing operations	(82,462)	921,943	(229,876)	(62,397)

Discontinued operations:
Gain (loss) on sale of assets, net of taxes	—	162,442	(718)	161,120
Income (loss) from discontinued operations, net of taxes	(1,247)	(1,774)	(2,186)	12,387
	(1,247)	160,668	(2,904)	173,507
Net income (loss)	$(83,709)	$1,082,611	$(232,780)	$111,110

Income (loss) per unit – continuing operations:
Units – basic	$(0.69)	$8.01	$(1.97)	$(0.55)
Units – diluted	$(0.69)	$8.01	$(1.97)	$(0.55)
Income (loss) per unit – discontinued operations:
Units – basic	$(0.01)	$1.39	$(0.03)	$1.52
Units – diluted	$(0.01)	$1.39	$(0.03)	$1.52
Net income (loss) per unit:
Units – basic	$(0.70)	$9.40	$(2.00)	$0.97
Units – diluted	$(0.70)	$9.40	$(2.00)	$0.97
Weighted average units outstanding:
Units – basic	119,792	114,321	116,610	114,111
Units – diluted	119,792	114,345	116,610	114,111

Distributions declared per unit	$0.63	$0.63	$1.89	$1.89

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ CAPITAL
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Income	Treasury Units (at Cost)		Total Unitholders’ Capital
	(in thousands)

December 31, 2008	114,080	$2,109,089	$651,597	$	―	$2,760,686
Sale of units, net of underwriting discounts and expenses of $4,533	6,325	98,248	―		―	98,248
Issuance of units	1,058	―	―		―	―
Cancellation of units	(187)	(2,696)	―		2,696	―
Purchase of units		―	―		(2,696)	(2,696)
Distributions to unitholders		(221,430)	―		―	(221,430)
Unit-based compensation expenses		11,473	―		―	11,473
Net loss		―	(232,780)		―	(232,780)
September 30, 2009	121,276	$1,994,684	$418,817	$	―	$2,413,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(232,780)	$111,110
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	151,934	152,017
Unit-based compensation expenses	11,473	12,376
Bad debt expenses	500	1,436
Amortization and write-off of deferred financing fees and other	14,231	12,853
(Gain) loss on sale of assets, net	(22,572)	(161,120)
Mark-to-market on derivatives:
Total losses	110,887	311,263
Cash settlements	299,114	(72,416)
Cash settlements on canceled derivatives	48,977	(81,358)
Premiums paid for derivatives	(93,606)	(129,520)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	39,260	(99,448)
(Increase) decrease in other assets	365	(3,821)
Decrease in accounts payable and accrued expenses	(3,232)	(15,810)
Increase in other liabilities	5,573	5,226
Net cash provided by operating activities	330,124	42,788
Cash flow from investing activities:
Acquisition of oil and gas properties	(116,694)	(573,096)
Development of oil and gas properties	(152,149)	(249,833)
Purchases of other property and equipment	(5,832)	(5,309)
Proceeds from sale of properties and equipment	26,682	744,133
Net cash used in investing activities	(247,993)	(84,105)
Cash flow from financing activities:
Proceeds from sale of units	102,781	―
Purchase of units	(2,696)	(1,981)
Proceeds from borrowings	599,203	1,422,000
Repayments of debt	(513,893)	(1,095,116)
Distributions to unitholders	(221,430)	(217,331)
Financing fees, offering expenses and other, net	(64,169)	(20,427)
Net cash provided by (used in) financing activities	(100,204)	87,145
Net increase (decrease) in cash and cash equivalents	(18,073)	45,828
Cash and cash equivalents:
Beginning	28,668	1,441
Ending	$10,595	$47,269

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

Principles of Consolidation and Reporting

The condensed consolidated financial statements at September 30, 2009, and for the three months and nine months ended September 30, 2009, and September 30, 2008, are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods.  Subsequent events were evaluated through the issuance date of the financial statements, November 4, 2009.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations, and as such this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  The estimates that are particularly significant to the financial statements include estimates of the Company’s

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

reserves of oil, gas and natural gas liquids (“NGL”), future cash flows from oil and gas properties, depreciation, depletion and amortization, asset retirement obligations, fair values of commodity and interest rate derivatives, and fair values of assets acquired and liabilities assumed.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Such estimates and assumptions are adjusted when facts and circumstances dictate.  Illiquid credit markets and volatile equity and energy markets have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ from these estimates.  Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

(2)	Acquisitions, Divestitures and Discontinued Operations

Acquisitions – 2009

On August 31, 2009, and September 30, 2009, the Company completed the acquisitions of certain oil and gas properties located in the Permian Basin in Texas and New Mexico from Forest Oil Corporation and Forest Oil Permian Corporation, (collectively referred to as “Forest”) for an aggregate contract price of $117.6 million.  The Company paid $116.5 million in cash and recorded a receivable from Forest of approximately $2.7 million, resulting in total consideration for the acquisitions of approximately $113.8 million.  The transactions were financed with borrowings from the Company’s Credit Facility (as defined in Note 6).  The acquisitions represent a strategic entry into the Permian Basin for the Company.

The acquisitions were accounted for under the acquisition method of accounting in accordance with an accounting standard adopted by the Company effective January 1, 2009, (see Note 16).  Accordingly, the Company conducted a preliminary assessment of net assets acquired and recognized provisional amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred.  The initial accounting for the business combinations is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following presents the preliminary values assigned to the net assets acquired as of the acquisition dates (in thousands):

Assets:
Current assets	$800
Oil and gas properties	115,952
Total assets acquired	$116,752

Liabilities:
Current liabilities	$1,567
Asset retirement obligations	1,350
Total liabilities assumed	$2,917

Net assets acquired	$113,835

Current assets include gas imbalance receivables, prepaid ad valorem taxes, and inventory of oil produced but not yet sold.  Current liabilities include gas imbalance payables, ad valorem taxes payable and environmental liabilities.

The preliminary fair values of oil and gas properties and asset retirement obligation liabilities were measured using valuation techniques that convert future cash flows to a single discounted amount.  Significant inputs to the valuation of oil and gas properties include estimates of: (i) oil and gas reserves; (ii) future operating and development costs; (iii) future oil and gas prices; and (iv) a market-based weighted average cost of capital rate.  Significant inputs to the valuation of asset retirement obligation liabilities include estimates of: (i) plug and abandon costs per well; (ii) remaining life per well; and (iii) a credit-adjusted risk-free interest rate.

Acquisition – 2008

On January 31, 2008, the Company completed the acquisition of certain oil and gas properties located primarily in the Mid-Continent Shallow region from Lamamco Drilling Company for $542.2 million.

Divestitures – 2008

On December 4, 2008, the Company completed the sale of its deep rights in certain central Oklahoma acreage, which includes the Woodford Shale interval, to Devon Energy Production Company, LP (“Devon”).  During 2008, the Company received net proceeds of $153.2 million and the carrying value of net assets sold was $54.2 million.  In the first quarter of 2009, certain post-closing matters were resolved and the Company recorded a gain of $25.4 million, which is recorded in “(gain) loss on sale of assets and other, net” on the condensed consolidated statements of operations for the nine months ended September 30, 2009.

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

Discontinued Operations

The Company’s Appalachian Basin and Mid Atlantic operations have been classified as discontinued operations on the condensed consolidated statements of operations for all periods presented.  The following summarizes the Appalachian Basin and Mid Atlantic amounts included in “income (loss) from discontinued operations, net of taxes” on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)

Total revenues and other	$—	$(421)	$(1,216)	$49,564
Total operating expenses	(1,247)	(1,549)	(970)	(23,779)
Interest expense	—	196	—	(13,398)
Income (loss) from discontinued operations, net of taxes	$(1,247)	$(1,774)	$(2,186)	$12,387

Discontinued operations activity for 2009 primarily represents activity related to post-closing adjustments.  The Company computed interest expense related to discontinued operations for 2008 based on debt required to be repaid as a result of the disposal transaction.

(3)	Unitholders’ Capital

Public Offering of Units

In October 2009, the Company sold 8,625,000 units, representing limited liability company interests at $21.90 per unit ($21.024 per unit, net of underwriting discount), for net proceeds (after underwriting discount of $7.6 million and estimated offering expenses of $0.7 million) of approximately $180.6 million, which was used to reduce indebtedness under the Company’s Credit Facility.

In May 2009, the Company sold 6,325,000 units, representing limited liability company interests at $16.25 per unit ($15.60 per unit, net of underwriting discount), for net proceeds (after underwriting discount of $4.1 million and offering expenses of $0.4 million) of approximately $98.2 million, which was used to reduce indebtedness under the Company’s Credit Facility.

Unit Repurchase Plan

In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases.  During the nine months ended September 30, 2009, 123,800 units were repurchased at an average unit price of $12.99, for a total cost of approximately $1.6 million.  All units were subsequently canceled.  At September 30, 2009, approximately $85.4 million was available for unit repurchase under the program.  The timing and amounts of any such repurchases will be at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements.  The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time.  Units are repurchased at fair market value on the date of repurchase.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Cancellation of Units

During the nine months ended September 30, 2009, the Company purchased 63,031 units for approximately $1.1 million, in conjunction with units received by the Company for the payment of minimum withholding taxes due on units issued under its equity compensation plan (see Note 12).  All units were subsequently canceled.

Distributions

Under the limited liability company agreement, Company unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses.  Distributions paid by the Company during the nine months ended September 30, 2009, are presented on the condensed consolidated statement of unitholders’ capital.  On October 21, 2009, the Company’s Board of Directors declared a cash distribution of $0.63 per unit with respect to the third quarter of 2009.  The distribution, totaling approximately $81.9 million, will be paid November 13, 2009, to unitholders of record as of the close of business November 6, 2009.

(4)	Oil and Gas Capitalized Costs

Aggregate capitalized costs related to oil and gas production activities with applicable accumulated depletion and amortization are presented below:

	September 30, 2009	December 31, 2008
	(in thousands)
Proved properties:
Leasehold acquisition	$3,396,033	$3,278,155
Development	581,976	460,730
Unproved properties	82,394	92,298
	4,060,403	3,831,183
Less accumulated depletion and amortization	(416,766)	(278,805)
	$3,643,637	$3,552,378

(5)	Business and Credit Concentrations

For the three months and nine months ended September 30, 2009, the Company’s three largest customers represented approximately 26%, 19% and 15%, and 23%, 18% and 15%, respectively, of the Company’s sales.  For the three months and nine months ended September 30, 2008, the Company’s four largest customers represented approximately 17%, 12%, 11% and 10%, and 19%, 11%, 11% and 10%, respectively, of the Company’s sales.

At September 30, 2009, trade accounts receivable from three customers were more than 10% of the Company’s total trade accounts receivable.  At September 30, 2009, trade accounts receivable from the Company’s three largest customers represented approximately 24%, 18% and 13%, respectively, of the Company’s receivables.  At December 31, 2008, trade accounts receivable from two customers were more than 10% of the Company’s total trade accounts receivable.  At December 31, 2008, trade accounts receivable from the Company’s two largest customers represented approximately 20% and 16%, respectively, of the Company’s receivables.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(6)	Debt

At September 30, 2009, and December 31, 2008, the Company had the following debt outstanding:

	September 30, 2009	December 31, 2008
	(in thousands)

Credit facility (1)	$1,251,000	$1,403,393
Senior notes due 2017, net (2)	238,038	―
Senior notes due 2018, net (3)	250,454	250,175
Less current maturities	―	―
	$1,739,492	$1,653,568

(1)	Variable interest rate of 3.0% at September 30, 2009, and 2.47% at December 31, 2008.

(2)	Fixed interest rate of 11.75% and effective interest rate of 12.73%. Amount is net of unamortized discount of approximately $12.0 million at September 30, 2009.

(3)
Fixed interest rate of 9.875% and effective interest rate of 10.25%.  Amount is net of unamortized discount of approximately $5.5 million and $5.8 million at September 30, 2009, and December 31, 2008, respectively.

Credit Facility

On April 28, 2009, the Company entered into a Fourth Amended and Restated Credit Agreement (“Credit Facility”), with an initial borrowing base of $1.75 billion and a maturity of August 2012, which amended and restated the Company’s existing credit facility, which had a maturity of August 2010.  The terms of the Credit Facility required that, upon the issuance of the senior notes due 2017 in May 2009 (see below) and cancelation of certain commodity derivatives in July 2009 (see Note 7), the borrowing base be decreased by approximately $62.5 million and $45.0 million, respectively, to $1.64 billion at September 30, 2009.  At September 30, 2009, available borrowing capacity was $386.0 million, which reflects borrowings used to finance the recent acquisitions in the Permian Basin (see Note 2) and a $5.5 million reduction in availability for outstanding letters of credit.  In October 2009, the Company used net proceeds from its public offering of units (see Note 3) to reduce indebtedness under its Credit Facility.  At October 30, 2009, available borrowing capacity was $535.0 million, which includes a $5.5 million reduction in availability for outstanding letters of credit.  In connection with the amended and restated Credit Facility, during the nine months ended September 30, 2009, the Company paid approximately $52.7 million in financing fees and expenses, which were deferred and will be amortized over the life of the Credit Facility.

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Senior Notes Due 2017

On May 12, 2009, the Company entered into a purchase agreement with a group of initial purchasers (“Initial Purchasers”), pursuant to which the Company agreed to issue $250.0 million in aggregate principal amount of the Company’s senior notes due 2017 (“2017 Notes”).  The 2017 Notes were offered and sold to the Initial Purchasers and then resold to qualified institutional buyers, each in transactions exempt from the registration requirements of the Securities Act.  The Company used the net proceeds (after deducting the Initial Purchasers’ discounts and offering expenses) of approximately $230.8 million to reduce indebtedness under its Credit Facility.  In connection with the 2017 Notes, the Company incurred financing fees and expenses of approximately $6.9 million, which will be amortized over the life of the 2017 Notes; the expense is recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statements of operations.  The $12.3 million discount on the 2017 Notes will be amortized over the life of the 2017 Notes; the expense is recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statements of operations.

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In connection with the issuance and sale of the 2017 Notes, the Company entered into a Registration Rights Agreement (“Registration Rights Agreement”) with the Initial Purchasers.  Under the Registration Rights Agreement, the Company agreed to use its reasonable best efforts to file with the SEC and cause to become effective a registration statement relating to an offer to issue new notes having terms substantially identical to the 2017 Notes in exchange for outstanding 2017 Notes.  In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the 2017 Notes.  The Company will not be obligated to file the registration statements described above if the restrictive legend on the 2017 Notes has been removed and the 2017 Notes are freely tradable (in each case, other than with respect to persons that are affiliates of the Company) pursuant to Rule 144 of the Securities Act, as of the 366th day after the 2017 Notes were issued.  If the Company fails to satisfy its obligations under the Registration Rights Agreement, the Company may be required to pay additional interest to holders of the 2017 Notes under certain circumstances.

Senior Notes Due 2018

On June 24, 2008, the Company entered into a purchase agreement with a group of initial purchasers (“Initial Purchasers”), pursuant to which the Company agreed to issue $255.9 million in aggregate principal amount of the Company’s senior notes due 2018 (“2018 Notes”).  The 2018 Notes were offered and sold to the Initial Purchasers and then resold to qualified institutional buyers, each in transactions exempt from the registration requirements of the Securities Act.  The Company used the net proceeds (after deducting the Initial Purchasers’ discounts and offering expenses) of approximately $243.6 million to repay an outstanding term loan.  In connection with the 2018 Notes, the Company incurred financing fees and expenses of approximately $7.8 million, which will be amortized over the life of the 2018 Notes; the expense is recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statements of operations.  The $5.9 million discount on the 2018 Notes will be amortized over the life of the 2018 Notes; the expense is recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statements of operations.

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

The 2018 Notes’ Indenture contains covenants that, among other things, limit the Company’s ability to: (i) pay distributions on, purchase or redeem the Company’s units or redeem its subordinated debt; (ii) make investments; (iii) incur or guarantee additional indebtedness or issue certain types of equity securities; (iv) create certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of the Company’s assets; (vii) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.  In June 2009, the Company instructed the trustee to remove the restrictive legend from the 2018 Notes making them freely tradable (other than with respect to persons that

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

are affiliates of the Company).  This terminated the Company’s obligations under a registration rights agreement entered into in connection with issuance of the 2018 Notes.

Fair Value Measurements

At September 30, 2009, the estimated fair values of the 2017 Notes and the 2018 Notes were approximately $268.8 million and $254.3 million, respectively.  The fair values were estimated based on prices quoted from third-party financial institutions.

(7)	Derivatives

Commodity Derivatives

The Company sells oil, gas and NGL in the normal course of its business and utilizes derivative instruments to minimize the variability in cash flows due to price movements in oil, gas and NGL.  The Company enters into derivative instruments such as swap contracts, collars and put options to economically hedge a portion of its forecasted oil, gas and NGL sales.  Oil puts are also used to economically hedge NGL sales.  The Company did not designate these contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings.  See Note 8 for fair value disclosures about oil and gas commodity derivatives.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table summarizes open positions as of September 30, 2009, and represents, as of such date, derivatives in place through December 31, 2013, on annual production volumes:

	Year 2009	Year 2010	Year 2011	Year 2012	Year 2013
Gas Positions:
Fixed Price Swaps:
Hedged Volume (MMMBtu)	9,896	39,566	31,901	—	—
Average Price ($/MMBtu)	$8.53	$8.90	$9.50	$—	$—
Puts:
Hedged Volume (MMMBtu)	1,740	6,960	6,960	—	—
Average Price ($/MMBtu)	$7.50	$8.50	$9.50	$—	$—
PEPL Puts: (1)
Hedged Volume (MMMBtu)	1,334	10,634	13,259	—	—
Average Price ($/MMBtu)	$7.85	$7.85	$8.50	$—	$—
Total:
Hedged Volume (MMMBtu)	12,970	57,160	52,120	—	—
Average Price ($/MMBtu)	$8.32	$8.66	$9.25	$—	$—

Oil Positions:
Fixed Price Swaps:
Hedged Volume (MBbls)	609	2,150	2,073	—	—
Average Price ($/Bbl)	$90.00	$90.00	$90.00	$—	$—
Puts: (2)
Hedged Volume (MBbls)	461	2,250	2,352	—	—
Average Price ($/Bbl)	$120.00	$110.00	$75.00	$—	$—
Collars:
Hedged Volume (MBbls)	62	250	276	—	—
Average Floor Price ($/Bbl)	$90.00	$90.00	$90.00	$—	$—
Average Ceiling Price ($/Bbl)	$114.25	$112.00	$112.25	$—	$—
Total:
Hedged Volume (MBbls)	1,132	4,650	4,701	—	—
Average Price ($/Bbl)	$102.21	$99.68	$82.50	$—	$—

Gas Basis Differential Positions:
PEPL Basis Swaps:
Hedged Volume (MMMBtu)	11,729	43,166	35,541	34,066	31,700
Hedged Differential ($/MMBtu)	$(0.97)	$(0.97)	$(0.96)	$(0.95)	$(1.01)

(1)	Settle on the Panhandle Eastern Pipeline (“PEPL”) spot price of gas to hedge basis differential associated with gas production in the Mid-Continent Deep and Mid-Continent Shallow regions.

(2)	The Company utilizes oil puts to hedge revenues associated with its NGL production.

Settled derivatives on gas production for the three months and nine months ended September 30, 2009, included a volume of 12,970 MMMBtu and 38,910 MMMBtu at average contract prices of $8.32.  Settled derivatives on oil and NGL production for the three months and nine months ended September 30, 2009, included a volume of 1,132 MBbls and 3,397 MBbls at average contract prices of $102.21.  The gas derivatives are settled based on the closing New York Mercantile Exchange (“NYMEX”) future price of gas or on the published PEPL spot price of gas on the settlement date, which occurs on the third day

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

preceding the production month.  The oil derivatives are settled based on the month’s average daily NYMEX price of light oil and settlement occurs on the final day of the production month.

Interest Rate Swaps

The Company has entered into interest rate swap agreements based on LIBOR to minimize the effect of fluctuations in interest rates.  If LIBOR is lower than the fixed rate in the contract, the Company is required to pay the counterparties the difference, and conversely, the counterparties are required to pay the Company if LIBOR is higher than the fixed rate in the contract.  The Company did not designate the interest rate swap agreements as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings.  See Note 8 for fair value disclosures about interest rate swaps.

The following presents the settlement terms of the interest rate swaps at September 30, 2009:

	Year 2009	Year 2010	Year 2011	Year 2012	Year 2013 (1)
	(dollars in thousands)

Notional amount	$1,212,000	$1,212,000	$1,212,000	$1,212,000	$1,212,000
Fixed rate	3.85%	3.85%	3.85%	3.85%	3.85%

(1)	Actual settlement term is through January 6, 2014.

Outstanding Notional Amounts

The following presents the outstanding notional amounts and maximum number of months outstanding of derivative instruments:

	September 30, 2009	December 31, 2008

Outstanding notional amounts of gas contracts (MMMBtu)	122,250	196,756
Maximum number of months gas contracts outstanding	27	48
Outstanding notional amounts of oil contracts (MBbls)	10,483	21,229
Maximum number of months oil contracts outstanding	27	72
Outstanding notional amount of interest rate swaps (in thousands)	$1,212,000	$1,212,000
Maximum number of months interest rate swaps outstanding	51	24

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Balance Sheet Presentation

The Company’s commodity and interest rate derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets.  The following summarizes the fair value of derivatives outstanding on a gross basis:

	September 30, 2009	December 31, 2008
	(in thousands)
Assets:
Commodity derivatives	$636,933	$977,847
Interest rate swaps	179	―
	$637,112	$977,847
Liabilities:
Commodity derivatives	$149,036	$119,124
Interest rate swaps	77,149	82,422
	$226,185	$201,546

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk.  The Company’s counterparties are participants or affiliates of participants in its Credit Facility (see Note 6), which is secured by the Company’s oil and gas reserves; therefore, the Company is not required to post any collateral.  The Company does not require collateral from its counterparties.  The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $637.1 million at September 30, 2009.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity and interest rate derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of such loss is somewhat mitigated.

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following presents the Company’s reported gains and losses on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Realized gains (losses):
Commodity derivatives	$97,209	$(28,270)	$328,165	$(62,289)
Interest rate swaps	(10,958)	(5,817)	(31,629)	(11,479)
Canceled derivatives	44,780	(13,161)	48,977	(81,358)
	$131,031	$(47,248)	$345,513	$(155,126)
Unrealized gains (losses):
Commodity derivatives	$(156,054)	$887,249	$(462,727)	$(150,133)
Interest rate swaps	(14,751)	(3,877)	6,327	(6,004)
	$(170,805)	$883,372	$(456,400)	$(156,137)
Total gains (losses):
Commodity derivatives	$(14,065)	$845,818	$(85,525)	$(293,780)
Interest rate swaps	(25,709)	(9,694)	(25,362)	(17,483)
	$(39,774)	$836,124	$(110,887)	$(311,263)

During the three months and nine months ended September 30, 2009, the Company canceled (before the contract settlement date) derivative contracts on estimated future oil and gas production resulting in realized net gains of approximately $44.8 million and $49.0 million, respectively.  In July 2009, the Company repositioned its commodity derivative portfolio.  The Company canceled oil and gas derivative contracts for years 2012 through 2014 and used the realized net gains of approximately $44.8 million, along with an incremental premium payment of approximately $48.8 million, to raise prices for oil and gas derivative contracts in years 2010 and 2011.

During the three months and nine months ended September 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production resulting in realized losses of approximately $13.2 million and $81.4 million, respectively.  The future gas production under the canceled contracts primarily related to properties in the Verden area and the Appalachian Basin (see Note 2).

(8)	Fair Value Measurements on a Recurring Basis

The Company accounts for its commodity and interest rate derivatives at fair value (see Note 7) on a recurring basis.  The fair value of derivative instruments is determined utilizing pricing models for significantly similar instruments.  Inputs to the pricing models include publicly available prices and forward curves generated from a compilation of data gathered from third parties.  Assumed credit risk adjustments, based on published credit ratings, public bond yield spreads and credit default swap spreads, are applied to the Company’s commodity and interest rate derivatives.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following presents the Company’s fair value hierarchy for assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

	Fair Value Measurements on a Recurring Basis September 30, 2009
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$636,933	$(133,019)	$503,914
Interest rate swaps	$179	$(179)	$—

Liabilities:
Commodity derivatives	$149,036	$(133,019)	$16,017
Interest rate swaps	$77,149	$(179)	$76,970

(1)	Represents counterparty netting under derivative netting agreements.

(9)	Asset Retirement Obligations

Asset retirement obligations associated with retiring tangible long-lived assets, are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable and are included in “other noncurrent liabilities” on the condensed consolidated balance sheets.  The fair values of additions to the asset retirement obligation liability were estimated using valuation techniques that convert future cash flows to a single discounted amount.  Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well; (ii) remaining life per well; and (iii) a credit-adjusted risk-free interest rate (average of 9.92% for the nine months ended September 30, 2009).

The following presents a reconciliation of the asset retirement obligation liability (in thousands):

Asset retirement obligations at December 31, 2008	$28,922
Liabilities added from acquisitions	1,350
Liabilities added from drilling	50
Current year accretion expense	1,789
Settlements	(509)
Revision of estimates	1,037
Asset retirement obligations at September 30, 2009	$32,639

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(10)	Commitments and Contingencies

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Holdings”) filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”) with the United States Bankruptcy Court for the Southern District of New York (the “Court”).  On October 3, 2008, Lehman Brothers Commodity Services Inc. (“Lehman Commodity Services”) also filed a voluntary petition for reorganization under Chapter 11 with the Court.  As of September 30, 2009, and December 31, 2008, the Company had a receivable of approximately $67.6 million from Lehman Commodity Services for canceled derivative contracts.  The Company is pursuing various legal remedies to protect its interests.  At September 30, 2009, and December 31, 2008, the Company estimated approximately $6.7 million of the receivable balance to be collectible.  The net receivable of approximately $6.7 million is included in “other current assets” on the condensed consolidated balance sheets at September 30, 2009, and December 31, 2008.  The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position, results of operations or liquidity.

From time to time, the Company is a party to various legal proceedings or is subject to industry rulings that could bring rise to claims in the ordinary course of business.  The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its business, financial position, results of operations or liquidity.

(11)	Earnings Per Unit

Effective January 1, 2009, the Company adopted an accounting standard requiring the Company’s unvested restricted units to be included in the computation of earnings per unit under the two-class method.  The adoption required retrospective adjustment of all prior period earnings per unit data.  The impact of the adoption was a reduction to income from continuing operations per unit – diluted and net income per unit – diluted, of $0.04 per unit and $0.06 per unit, respectively, for the three months ended September 30, 2008.  There was no impact to the Company from the adoption for the nine months ended September 30, 2008.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for income (loss) from continuing operations:

Income (Loss) (Numerator)	Units (Denominator)	Per Unit Amount
(in thousands)
Three months ended September 30, 2009:
Loss from continuing operations:
Allocated to units	$(82,462)
Allocated to unvested restricted units	—
	$(82,462)
Loss per unit:
Basic loss per unit		119,792	$(0.69)
Dilutive effect of unit equivalents		—	—
Diluted loss per unit		119,792	$(0.69)

Three months ended September 30, 2008:
Income from continuing operations:
Allocated to units	$921,943
Allocated to unvested restricted units	(6,747)
	$915,196
Income per unit:
Basic income per unit		114,321	$8.01
Dilutive effect of unit equivalents		24	—
Diluted income per unit		114,345	$8.01

Nine months ended September 30, 2009:
Loss from continuing operations:
Allocated to units	$(229,876)
Allocated to unvested restricted units	—
	$(229,876)
Loss per unit:
Basic loss per unit		116,610	$(1.97)
Dilutive effect of unit equivalents		—	—
Diluted loss per unit		116,610	$(1.97)

Nine months ended September 30, 2008:
Loss from continuing operations:
Allocated to units	$(62,397)
Allocated to unvested restricted units	—
	$(62,397)
Loss per unit:
Basic loss per unit		114,111	$(0.55)
Dilutive effect of unit equivalents		―	—
Diluted loss per unit		114,111	$(0.55)

Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to 2.2 million and 2.1 million unit options and warrants for the three months and nine months ended September 30,

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2009, respectively.  Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to 1.6 million and 1.8 million unit options and warrants for the three months and nine months ended September 30, 2008, respectively.  All equivalent units were anti-dilutive for the three months and nine months ended September 30, 2009, and the nine months ended September 30, 2008.

(12)	Unit-Based Compensation

During the nine months ended September 30, 2009, the Company granted an aggregate 1,088,755 restricted units and 382,405 unit options to employees, primarily as part of its annual review of employee compensation, with an aggregate fair value of approximately $17.6 million.  The unit options and restricted units vest over three years.  For the three months and nine months ended September 30, 2009, the Company recorded unit-based compensation expenses in continuing operations of approximately $3.5 million and $11.5 million, respectively.  For the three months and nine months ended September 30, 2008, the Company recorded unit-based compensation expenses in continuing operations of approximately $3.9 million and $11.4 million, respectively.  These amounts are included in “lease operating expenses” or “general and administrative expenses” on the condensed consolidated statements of operations.

(13)	Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, with income tax liabilities and/or benefits of the Company passed through to unitholders.  Limited liability companies are subject to state income taxes in Texas.  As such, with the exception of the state of Texas, it is not a taxable entity, it does not directly pay federal and state income tax and recognition has not been given to federal and state income taxes for the operations of the Company.  In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.

(14)	Related Party Transactions

During the nine months ended September 30, 2008, (through July 3), on an aggregate basis, a group of certain direct or indirect wholly owned subsidiaries of Lehman Holdings owned more than 10% of the Company’s outstanding units.  A reference to “Lehman” hereafter in this footnote refers to Lehman Holdings or one or more of its subsidiaries, as applicable.  Lehman was considered a related party under the provisions of GAAP during the period in which its unit ownership exceeded 10%.  Lehman’s subsidiaries provided certain services to the Company, including participation in the Company’s Third Amended and Restated Credit Agreement, offering of 2018 Notes (see Note 6) and sale of commodity derivative instruments (see Note 7), which were all consummated on terms equivalent to those that prevail in arm’s-length transactions.  During the nine months ended September 30, 2008, (through July 3), the Company paid distributions on units to Lehman of approximately $18.5 million, interest on borrowings of approximately $2.2 million, and financing fees of approximately $1.8 million.  In addition, during the nine months ended September 30, 2008, (through July 3), the Company paid Lehman approximately $18.8 million on settled derivative contracts, and the Company purchased approximately $1.3 million of oil swap contracts from Lehman.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(15)	Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Statements of Cash Flows

“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	September 30, 2009	December 31, 2008
	(in thousands)

Accrued compensation	$11,340	$11,366
Accrued interest	19,512	14,232
Other	987	1,565
	$31,839	$27,163

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)

Cash payments for interest	$50,990	$78,176

Cash payments for income taxes	$922	$443

Noncash investing activities:
In connection with the acquisition of oil and gas properties, liabilities were assumed as follows:
Fair value of assets acquired	$116,882	$581,712
Cash paid	(116,694)	(573,096)
Receivable from seller	2,729	—
Liabilities assumed	$2,917	$8,616
Noncash financing activities:
Units issued in connection with the acquisition of oil and gas properties	$—	$23,455

For purposes of the statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Restricted cash of $1.9 million and $1.3 million is included in “other noncurrent assets” on the condensed consolidated balance sheets at September 30, 2009, and December 31, 2008, respectively, and represents cash the Company has deposited into a separate account and designated for asset retirement obligations in accordance with contractual agreements.

(16)	Recently Issued Pronouncements

Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“Codification”), effective for financial statements for interim or annual reporting

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

periods ending after September 15, 2009.  The Codification is the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature.  References herein to prior GAAP standards that were used to create the Codification have been replaced or supplemented with references to the relevant section of the Codification and are identified as “FASB ASC” or “ASC Update.”

Accounting Standards

In August 2009, the FASB issued ASC Update 2009-5, “Fair Value Measurements and Disclosures (Topic 820)  – Measuring Liabilities at Fair Value,” which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” for the fair value measurement of liabilities and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using one or more of the techniques provided for in this update, including the quoted price of the liability when traded as an asset.  The guidance in this update is effective for interim and annual periods ending after September 30, 2009.  The Company does not expect the adoption to have a material impact on its results of operations or financial position.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires disclosure of the date through which an entity has evaluated subsequent events.  This standard is effective for interim and annual periods ending after June 15, 2009, and the Company adopted it effective June 30, 2009.  The adoption did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued three related standards to clarify the application of FASB ASC 820 “Fair Value Measurements and Disclosures,” to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair value of financial instruments in interim periods.  The final standards are effective for interim and annual periods ending after June 15, 2009, and the Company adopted the new standards effective June 30, 2009.  The adoption did not have a material impact on the Company’s results of operations or financial position.  The three related standards are as follows:

FASB ASC 820-10-65-4, “Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance on how to determine the fair value of assets and liabilities under FASB ASC 820 in the current economic environment and reemphasizes that the objective of a fair value measurement remains the price that would be received to sell an asset or paid to transfer a liability at the measurement date.

FASB ASC 320-10-65-1, “Transition Related to FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments,” modifies the requirements for recognizing other-than-temporarily impaired debt securities and significantly changes the existing impairment model for such securities.  It also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities.

FASB ASC 825-10-65-1, “Transition Related to FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures of the fair value of financial instruments within the scope of FASB ASC 825, “Financial Instruments,” in interim financial statements, adding to the current requirement to make those disclosures in annual financial statements.  It also requires that companies disclose the method or methods and

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period.

FASB ASC 805, “Business Combinations,” issued in December 2007, with additional guidance issued in April 2009, requires an acquiring entity to recognize all assets acquired and liabilities assumed at fair value with limited exceptions.  Assets acquired and liabilities assumed that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability should generally be recognized in accordance with FASB ASC 450, “Contingencies.”  This standard changes the accounting treatment for certain specific items, including acquisition costs, which are expensed as incurred, and also includes new disclosure requirements.  This standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008.  The Company adopted this standard effective January 1, 2009, (see Note 2).

FASB ASC 820, “Fair Value Measurements and Disclosures,” issued in September 2006, provides guidance for using fair value to measure assets and liabilities.  This standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value and clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the mark-to-market value.  The Company adopted the provisions of this standard related to financial assets and liabilities and nonfinancial assets and liabilities measured on a recurring basis effective January 1, 2008, and related to nonfinancial assets and liabilities measured on a nonrecurring basis effective January 1, 2009, (see Note 2 and Note 9).  There was no impact from the adoption related to items measured on a nonrecurring basis.

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

The rules are effective for fiscal years ending on or after December 31, 2009, and early adoption is not permitted.  The SEC is coordinating with the FASB to obtain the revisions necessary to FASB ASC 932, “Extractive Industries – Oil and Gas,” to provide consistency with the new rules.  The Company is currently evaluating the new rules and assessing the impact they will have on its reported oil and gas reserves.

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

Executive Overview

LINN Energy is an independent oil and gas company focused on the development and acquisition of long-life properties which complement its asset profile in producing basins within the United States.  The Company’s properties are located in three regions in the United States:

•	Mid-Continent Deep, which includes the Texas Panhandle Deep Granite Wash formation and deep formations in Oklahoma;
•	Mid-Continent Shallow, which includes the Texas Panhandle Brown Dolomite formation, shallow formations in Oklahoma, and the Permian Basin in Texas and New Mexico; and
•	Western, which includes the Brea Olinda Field of the Los Angeles Basin in California.

The results of the Company’s Appalachian Basin and Mid Atlantic operations are classified as discontinued operations for all periods presented (see Note 2).  Unless otherwise indicated, results of operations information presented herein relates only to LINN Energy’s continuing operations.

Results from continuing operations for the three months ended September 30, 2009, included the following:

•	oil, gas and NGL sales of approximately $103.0 million, compared to $240.6 million in the third quarter of 2008;
•	average daily production of 217 MMcfe/d, compared to 227 MMcfe/d in the third quarter of 2008;
•	realized gains on commodity derivatives of approximately $142.0 million, compared to realized losses of $41.4 million in the third quarter of 2008;
•	capital expenditures, excluding acquisitions, of approximately $24.5 million, compared to $59.2 million in the third quarter of 2008; and
•	six wells drilled (all successful), compared to 63 wells drilled (all successful) in the third quarter of 2008.

Results from continuing operations for the nine months ended September 30, 2009, included the following:

•	oil, gas and NGL sales of approximately $274.8 million, compared to $672.1 million in the nine months ended September 30, 2008;
•	average daily production of 218 MMcfe/d, compared to 216 MMcfe/d in the nine months ended September 30, 2008;
•	realized gains on commodity derivatives of approximately $377.2 million, compared to realized losses of $143.6 million in the nine months ended September 30, 2008;
•	capital expenditures, excluding acquisitions, of approximately $128.0 million, compared to $222.4 million in the nine months ended September 30, 2008; and
•	66 wells drilled (65 successful), compared to 209 wells drilled (207 successful) in the nine months ended September 30, 2008.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Public Offering of Units

In October 2009, the Company sold 8,625,000 units, representing limited liability company interests at $21.90 per unit ($21.024 per unit, net of underwriting discount), for net proceeds (after underwriting discount of $7.6 million and estimated offering expenses of $0.7 million) of approximately $180.6 million, which was used to reduce indebtedness under the Company’s Credit Facility.

Acquisitions

On August 31, 2009, and September 30, 2009, the Company completed the acquisitions of certain oil and gas properties located in the Permian Basin in Texas and New Mexico from Forest for an aggregate contract price of $117.6 million.  The Company paid $116.5 million in cash and recorded a receivable from Forest of approximately $2.7 million, resulting in total consideration for the acquisitions of approximately $113.8 million.  See Note 2 for additional details.  The transactions were financed with borrowings from the Company’s Credit Facility.  The acquisitions represent a strategic entry into the Permian Basin for the Company, and include approximately 72 Bcfe of proved reserves, primarily oil.

Commodity Derivative Repositioning

In July 2009, the Company repositioned its commodity derivative portfolio to help protect against sustained weakness in commodity prices.  The Company canceled oil and gas derivative contracts for years 2012 through 2014 and realized net gains of approximately $44.8 million, which, along with an incremental premium payment of approximately $48.8 million, was used to raise prices for its oil and gas derivative contracts in years 2010 and 2011.

Credit and Capital Market Conditions

Multiple events involving numerous financial institutions have restricted current liquidity within the capital markets throughout the United States and around the world.  To the extent the Company accesses credit or capital markets in the near term, its ability to obtain terms and pricing similar to its existing terms and pricing may be limited.  In addition, the Company cannot be assured that counterparties to the Company’s derivative contracts or lenders in the Company’s Credit Facility will be able to perform under these agreements.  For additional information about the Company’s credit risk related to derivative contracts see “Counterparty Credit Risk” in “Liquidity and Capital Resources” below.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations – Continuing Operations

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

	Three Months Ended September 30,
	2009	2008	Variance
	(in thousands)
Revenues and other:
Gas sales	$35,208	$100,558	$(65,350)
Oil sales	50,135	95,888	(45,753)
NGL sales	17,646	44,188	(26,542)
Total oil, gas and NGL sales	102,989	240,634	(137,645)
Gain (loss) on oil and gas derivatives (1)	(14,065)	845,818	(859,883)
Gas marketing revenues	1,351	4,647	(3,296)
Other revenues	150	561	(411)
	$90,425	$1,091,660	$(1,001,235)
Expenses:
Lease operating expenses	$33,453	$33,503	$(50)
Transportation expenses	6,367	5,683	684
Gas marketing expenses	98	4,061	(3,963)
General and administrative expenses (2)	19,655	18,692	963
Exploration costs	861	268	593
Bad debt expenses	500	1,436	(936)
Depreciation, depletion and amortization	49,440	52,004	(2,564)
Taxes, other than income taxes	5,965	17,242	(11,277)
(Gain) loss on sale of assets and other, net	1,999	―	1,999
	$118,338	$132,889	$(14,551)
Other income and (expenses)	$(54,491)	$(35,826)	$(18,665)
Income (loss) from continuing operations before income taxes	$(82,404)	$922,945	$(1,005,349)

Notes to table:

(1)
During the three months ended September 30, 2009, the Company repositioned its commodity derivative portfolio to help protect against sustained weakness in commodity prices and canceled (before the contract settlement date) derivative contracts on estimated future oil and gas production resulting in realized net gains of approximately $44.8 million.  During the three months ended September 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production primarily associated with properties in the Verden area (see Note 2) resulting in realized losses of approximately $13.2 million.

(2)
General and administrative expenses for the three months ended September 30, 2009, and September 30, 2008, include approximately $3.4 million and $3.9 million, respectively, of noncash unit-based compensation expenses.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended September 30,
	2009	2008	Variance
Average daily production:
Gas (MMcf/d)	122	127	(4)%
Oil (MBbls/d)	8.8	9.5	(7)%
NGL (MBbls/d)	7.1	7.3	(3)%
Total (MMcfe/d)	217	227	(4)%

Weighted average prices (hedged): (1)
Gas (Mcf)	$8.38	$8.05	4%
Oil (Bbl)	$109.30	$85.30	28%
NGL (Bbl)	$27.06	$65.56	(59)%

Weighted average prices (unhedged): (2)
Gas (Mcf)	$3.14	$8.63	(64)%
Oil (Bbl)	$61.90	$109.96	(44)%
NGL (Bbl)	$27.06	$65.56	(59)%

Representative NYMEX oil and gas prices:
Gas (MMBtu)	$3.39	$10.25	(67)%
Oil (Bbl)	$68.86	$117.98	(42)%

Costs per Mcfe of production:
Lease operating expenses	$1.67	$1.60	4%
Transportation expenses	$0.32	$0.27	19%
General and administrative expenses (3)	$0.98	$0.89	10%
Depreciation, depletion and amortization	$2.47	$2.49	(1)%
Taxes, other than income taxes	$0.30	$0.82	(63)%

Notes to table:

(1)
Includes the effect of realized gains (losses) on derivatives of approximately $97.2 million (excluding $44.8 million realized net gains on canceled contracts) and $(28.2) million (excluding $13.2 million realized losses on canceled contracts) for the three months ended September 30, 2009, and September 30, 2008, respectively.  The Company utilizes oil puts to hedge revenues associated with its NGL production; therefore, all realized gains (losses) on oil derivative contracts are included in weighted average oil prices, rather than weighted average NGL prices.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
General and administrative expenses for the three months ended September 30, 2009, and September 30, 2008, include approximately $3.4 million and $3.9 million, respectively, of noncash unit-based compensation expenses.  Excluding these amounts, general and administrative expenses for the three months ended September 30, 2009, and September 30, 2008, were $0.81 per Mcfe and $0.71 per Mcfe, respectively.  This is a non-GAAP measure used by management to analyze the Company’s performance.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other

Oil, Gas and NGL Sales
Oil, gas and NGL sales decreased by approximately $137.6 million, or 57%, to approximately $103.0 million for the three months ended September 30, 2009, from $240.6 million for the three months ended September 30, 2008, due to lower commodity prices.  Lower gas, oil and NGL prices resulted in a decrease in revenues of approximately $61.7 million, $38.9 million and $25.1 million, respectively.

Average daily production decreased to 217 MMcfe/d during the three months ended September 30, 2009, from 227 MMcfe/d during the three months ended September 30, 2008.  Volume decreases during the three months ended September 30, 2009, resulted in a decrease in total oil, gas and NGL revenues of approximately $11.9 million compared to the three months ended September 30, 2008.

The following presents average daily production by region:

	Three Months Ended September 30,
	2009	2008	Variance
Average daily production (MMcfe/d):
Mid-Continent Deep	132	147	(15)	(10)%
Mid-Continent Shallow	71	65	6	9%
Western	14	15	(1)	(7)%
	217	227	(10)	(4)%

The 10% decrease in average daily production in the Mid-Continent Deep region primarily reflects the Company’s sale of assets in Oklahoma in August 2008 (see Note 2), its decision to suspend completions on recent wells drilled in the Granite Wash and shut-in production on certain wells.  The 9% increase in average daily production in the Mid-Continent Shallow region reflects results of the Company’s drilling and optimization programs.  The Western region consists of a very low-decline asset base and continues to produce at levels consistent with the comparable period of the prior year.

Gain (Loss) on Oil and Gas Derivatives
The Company determines the fair value of its oil and gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis.  See Note 7 and Note 8 for additional information about commodity derivatives.  During the three months ended September 30, 2009, the Company had commodity derivative contracts in place for approximately 116% of its gas production and 77% of its oil and NGL production, which resulted in realized gains of approximately $142.0 million (including realized net gains on canceled contracts of approximately $44.8 million).  In July 2009, the Company repositioned its commodity derivative portfolio to help protect against sustained weakness in commodity prices.  The Company canceled oil and gas derivative contracts for years 2012 through 2014 and used the realized net gains of approximately $44.8 million, along with an incremental premium payment of approximately $48.8 million, to raise prices for oil and gas derivative contracts in years 2010 and 2011.  During the three months ended September 30, 2008, the Company recorded realized losses of approximately $41.4 million (including realized losses on canceled contracts of approximately $13.2 million).  Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives.  During the third quarter of 2009, expected future oil and gas prices increased, which resulted in unrealized losses on derivatives of approximately $156.1 million for the three months ended September 30, 2009.  During the third quarter of 2008, expected future oil and gas prices decreased, which resulted in unrealized gains on derivatives of approximately $887.2 million for the three months ended September 30, 2008.  For information about the Company’s credit risk related to derivative contracts see “Counterparty Credit Risk” in “Liquidity and Capital Resources” below.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Expenses

Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses.  Lease operating expenses were approximately $33.5 million for the three months ended September 30, 2009, and September 30, 2008.  Lease operating expenses per Mcfe increased, to $1.67 per Mcfe for the three months ended September 30, 2009, from $1.60 per Mcfe for the three months ended September 30, 2008, primarily due to decreased production levels during the three months ended September 30, 2009.

Transportation Expenses
Transportation expenses increased by approximately $0.7 million, or 12%, to $6.4 million for the three months ended September 30, 2009, from $5.7 million for the three months ended September 30, 2008, primarily due to increased expenses on nonoperated properties.

General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and include costs of employees and executive officers, related benefits, office leases and professional fees.  General and administrative expenses increased by approximately $1.0 million, or 5%, to $19.7 million for the three months ended September 30, 2009, from $18.7 million for the three months ended September 30, 2008.  General and administrative expenses per Mcfe also increased, to $0.98 per Mcfe for the three months ended September 30, 2009, from $0.89 per Mcfe for the three months ended September 30, 2008.  The increase was primarily due to an increase in salaries and benefits expense of approximately $3.3 million, partially offset by lower professional fees and insurance expenses.

Exploration Costs
Exploration costs were approximately $0.9 million for the three months ended September 30, 2009, compared to $0.3 million for the three months ended September 30, 2008.  The increase was primarily due to an increase in unproved leasehold costs of approximately $0.6 million during the three months ended September 30, 2009.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased slightly, by approximately $2.6 million, or 5%, to $49.4 million for the three months ended September 30, 2009, from $52.0 million for the three months ended September 30, 2008, primarily due to decreased production levels during the three months ended September 30, 2009.  Depreciation, depletion and amortization per Mcfe also decreased slightly to $2.47 per Mcfe for the three months ended September 30, 2009, from $2.49 per Mcfe for the three months ended September 30, 2008.

Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of production and ad valorem taxes, decreased by approximately $11.2 million, or 65%, to $6.0 million for the three months ended September 30, 2009, from $17.2 million for the three months ended September 30, 2008.  Production taxes, which are a function of revenues generated from production, decreased by approximately $10.5 million compared to the three months ended September 30, 2008, primarily due to lower commodity prices.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, also decreased slightly compared to the three months ended September 30, 2008.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Three Months Ended September 30,
	2009	2008	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(28,025)	$(22,574)	$(5,451)
Loss on interest rate swaps	(25,709)	(9,694)	(16,015)
Other, net	(757)	(3,558)	2,801
	$(54,491)	$(35,826)	$(18,665)

Other income and (expenses) increased by approximately $18.7 million, due primarily to interest rate swap losses.  The unrealized mark-to-market loss on interest rate swaps increased as the forward curve decreased during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008.  Realized losses on interest rate swaps also increased during the three months ended September 30, 2009, compared to the three months ended September 30, 2008.

In the second quarter of 2009, the Company entered into an amended and restated Credit Facility and issued senior notes due 2017, which resulted in increased interest expense due to higher interest rates and amortization of financing fees.  See “Credit Facility” and “Senior Notes Due 2017” in “Liquidity and Capital Resources” below for additional details.

Income Tax Expense

Income tax expense was approximately $0.1 million and $1.0 million for the three months ended September 30, 2009, and September 30, 2008, respectively, and primarily represents Texas margin tax expense.  The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, with income tax liabilities and/or benefits of the Company passed through to unitholders.  Limited liability companies are subject to state income taxes in Texas.  In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations – Continuing Operations

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

	Nine Months Ended September 30,
	2009	2008	Variance
	(in thousands)
Revenues and other:
Gas sales	$111,749	$304,317	$(192,568)
Oil sales	119,171	257,940	(138,769)
NGL sales	43,839	109,835	(65,996)
Total oil, gas and NGL sales	274,759	672,092	(397,333)
Loss on oil and gas derivatives (1)	(85,525)	(293,780)	208,255
Gas marketing revenues	3,050	11,056	(8,006)
Other revenues	1,757	1,682	75
	$194,041	$391,050	$(197,009)
Expenses:
Lease operating expenses	$100,322	$78,154	$22,168
Transportation expenses	11,850	12,674	(824)
Gas marketing expenses	1,318	9,581	(8,263)
General and administrative expenses (2)	63,247	55,788	7,459
Exploration costs	4,625	2,949	1,676
Bad debt expenses	500	1,436	(936)
Depreciation, depletion and amortization	151,934	147,259	4,675
Taxes, other than income taxes	21,414	47,843	(26,429)
(Gain) loss on sale of assets and other, net	(24,717)	—	(24,717)
	$330,493	$355,684	$(25,191)
Other income and (expenses)	$(93,045)	$(96,716)	$3,671
Loss from continuing operations before income taxes	$(229,497)	$(61,350)	$(168,147)

Notes to table:

(1)
During the nine months ended September 30, 2009, the Company canceled (before the contract settlement date) derivative contracts on estimated future oil and gas production resulting in realized net gains of approximately $49.0 million, primarily associated with the Company’s commodity derivative repositioning in July 2009.  During the nine months ended September 30, 2008, the Company canceled (before the contract settlement date) derivative contracts on estimated future gas production primarily associated with properties in the Verden area and the Appalachian Basin (see Note 2) resulting in realized losses of approximately $81.4 million.

(2)
General and administrative expenses for the nine months ended September 30, 2009, and September 30, 2008, include approximately $11.2 million and $11.3 million, respectively, of noncash unit-based compensation expenses.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Nine Months Ended September 30,
	2009	2008	Variance
Average daily production:
Gas (MMcf/d)	129	127	2%
Oil (MBbls/d)	8.8	8.9	(1)%
NGL (MBbls/d)	6.1	6.0	2%
Total (MMcfe/d)	218	216	1%

Weighted average prices (hedged): (1)
Gas (Mcf)	$8.16	$8.75	(7)%
Oil (Bbl)	$113.69	$80.85	41%
NGL (Bbl)	$26.47	$67.34	(61)%

Weighted average prices (unhedged): (2)
Gas (Mcf)	$3.18	$8.78	(64)%
Oil (Bbl)	$49.68	$106.06	(53)%
NGL (Bbl)	$26.47	$67.34	(61)%

Representative NYMEX oil and gas prices:
Gas (MMBtu)	$3.93	$9.74	(60)%
Oil (Bbl)	$57.19	$113.29	(50)%

Costs per Mcfe of production:
Lease operating expenses	$1.69	$1.32	28%
Transportation expenses	$0.20	$0.21	(5)%
General and administrative expenses (3)	$1.06	$0.94	13%
Depreciation, depletion and amortization	$2.56	$2.49	3%
Taxes, other than income taxes	$0.36	$0.81	(56)%

Notes to table:

(1)
Includes the effect of realized gains (losses) on derivatives of approximately $328.2 million (excluding $49.0 million realized net gains on canceled contracts) and $(62.2) million (excluding $81.4 million realized losses on canceled contracts) for the nine months ended September 30, 2009, and September 30, 2008, respectively.  The Company utilizes oil puts to hedge revenues associated with its NGL production; therefore, all realized gains (losses) on oil derivative contracts are included in weighted average oil prices, rather than weighted average NGL prices.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
General and administrative expenses for the nine months ended September 30, 2009, and September 30, 2008, include approximately $11.2 million and $11.3 million, respectively, of noncash unit-based compensation expenses.  Excluding these amounts, general and administrative expenses for the nine months ended September 30, 2009, and September 30, 2008, were $0.88 per Mcfe and $0.75 per Mcfe, respectively.  This is a non-GAAP measure used by management to analyze the Company’s performance.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other

Oil, Gas and NGL Sales
Oil, gas and NGL sales decreased by approximately $397.3 million, or 59%, to approximately $274.8 million for the nine months ended September 30, 2009, from $672.1 million for the nine months ended September 30, 2008, due to lower commodity prices.  Lower gas, oil and NGL prices resulted in a decrease in revenues of approximately $196.1 million, $135.3 million and $67.7 million, respectively.

Average daily production increased to 218 MMcfe/d during the nine months ended September 30, 2009, from 216 MMcfe/d during the nine months ended September 30, 2008.  Volume increases during the nine months ended September 30, 2009, resulted in an increase in total oil, gas and NGL revenues of approximately $1.8 million compared to the nine months ended September 30, 2008.

The following presents average daily production by region:

	Nine Months Ended September 30,
	2009	2008	Variance
Average daily production (MMcfe/d):
Mid-Continent Deep	137	141	(4)	(3)%
Mid-Continent Shallow	67	61	6	10%
Western	14	14	—	—
	218	216	2	1%

The 3% decrease in average daily production in the Mid-Continent Deep region reflects results of the Company’s sale of assets in Oklahoma in August 2008 (see Note 2), its decision to suspend completions on recent wells drilled in the Granite Wash and shut-in production on certain wells.  The 10% increase in average daily production in the Mid-Continent Shallow region reflects results of the Company’s drilling and optimization programs.  The Western region consists of a very low-decline asset base and continues to produce at levels consistent with the comparable period of the prior year.

Gain (Loss) on Oil and Gas Derivatives
The Company determines the fair value of its oil and gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis.  See Note 7 and Note 8 for additional information about commodity derivatives.  During the nine months ended September 30, 2009, the Company had commodity derivative contracts in place for approximately 111% of its gas production and 84% of its oil and NGL production, which resulted in realized gains of approximately $377.2 million (including realized net gains on canceled contracts of approximately $49.0 million).  In July 2009, the Company repositioned its commodity derivative portfolio to help protect against sustained weakness in commodity prices.  The Company canceled oil and gas derivative contracts for years 2012 through 2014 and used the realized net gains of approximately $44.8 million, along with an incremental premium payment of approximately $48.8 million, to raise prices for oil and gas derivative contracts in years 2010 and 2011.  During the nine months ended September 30, 2008, the Company recorded realized losses of approximately $143.6 million (including realized losses on canceled contracts of approximately $81.4 million).  Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives.  During the first nine months of 2009 and 2008, expected future oil and gas prices increased, which resulted in unrealized losses on derivatives of approximately $462.7 million and $150.1 million for the nine months ended September 30, 2009, and September 30, 2008, respectively.  For information about the Company’s credit risk related to derivative contracts see “Counterparty Credit Risk” in “Liquidity and Capital Resources” below.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Expenses

Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses.  Lease operating expenses increased by approximately $22.1 million, or 28%, to $100.3 million for the nine months ended September 30, 2009, from $78.2 million for the nine months ended September 30, 2008.  Lease operating expenses per Mcfe also increased, to $1.69 per Mcfe for the nine months ended September 30, 2009, from $1.32 per Mcfe for the nine months ended September 30, 2008.  Lease operating expenses increased primarily due to costs associated with properties acquired in the first quarter of 2008 in the Mid-Continent Shallow region (see Note 2), as well as materials and service cost increases across all operating regions.  In addition, higher chemical and treating costs associated with certain wells drilled in late 2008 contributed to the increase.

Transportation Expenses
Transportation expenses decreased by approximately $0.8 million, or 6%, to $11.9 million for the nine months ended September 30, 2009, from $12.7 million for the nine months ended September 30, 2008, driven primarily by lower fuel costs.

General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and include costs of employees and executive officers, related benefits, office leases and professional fees.  General and administrative expenses increased by approximately $7.4 million, or 13%, to $63.2 million for the nine months ended September 30, 2009, from $55.8 million for the nine months ended September 30, 2008.  General and administrative expenses per Mcfe also increased, to $1.06 per Mcfe for the nine months ended September 30, 2009, from $0.94 per Mcfe for the nine months ended September 30, 2008.  The increase was primarily due to an increase in salaries and benefits expense of approximately $6.5 million.

Exploration Costs
Exploration costs increased by approximately $1.7 million, or 59%, to $4.6 million for the nine months ended September 30, 2009, from $2.9 million for the nine months ended September 30, 2008.  The increase was primarily due to an increase in unproved leasehold costs of approximately $3.9 million, partially offset by decreases in 3-D seismic and data library expenses.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $4.6 million, or 3%, to $151.9 million for the nine months ended September 30, 2009, from $147.3 million for the nine months ended September 30, 2008.  Higher total production levels and higher depletion rates associated with downward year-end price-related reserve revisions were the main reason for the increase.  Depreciation, depletion and amortization per Mcfe increased to $2.56 per Mcfe for the nine months ended September 30, 2009, from $2.49 per Mcfe for the nine months ended September 30, 2008.

Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of production and ad valorem taxes, decreased by approximately $26.4 million, or 55%, to $21.4 million for the nine months ended September 30, 2009, from $47.8 million for the nine months ended September 30, 2008.  Production taxes, which are a function of revenues generated from production, decreased by approximately $26.6 million compared to the nine months ended September 30, 2008, primarily due to lower commodity prices.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased slightly compared to the nine months ended September 30, 2008.

(Gain) Loss on Sale of Assets and Other, Net
The increase in (gain) loss on sale of assets and other, net for the nine months ended September 30, 2009, was primarily due to a gain of $25.4 million from the sale of Woodford Shale assets (see Note 2).

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Nine Months Ended September 30,
	2009	2008	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(65,696)	$(71,199)	$5,503
Loss on interest rate swaps	(25,362)	(17,483)	(7,879)
Other, net	(1,987)	(8,034)	6,047
	$(93,045)	$(96,716)	$3,671

Other income and (expenses) decreased by approximately $3.7 million during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  Interest expense decreased, driven by lower interest rates on the Credit Facility due to lower LIBOR rates.  Realized losses on interest rate swaps increased, as the average settlement interest rate decreased during the nine months ended September 30, 2009.  These losses were partially offset by unrealized mark-to-market gains on interest rate swaps during the nine months ended September 30, 2009, compared to unrealized losses during the nine months ended September 30, 2008.  In addition, the Company wrote off deferred financing fees of approximately $4.6 million during the nine months ended September 30, 2008.

Income Tax Expense

Income tax expense was approximately $0.4 million and $1.0 million for the nine months ended September 30, 2009, and September 30, 2008, respectively, and primarily represents Texas margin tax expense.  The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, with income tax liabilities and/or benefits of the Company passed through to unitholders.  Limited liability companies are subject to state income taxes in Texas.  In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity and Capital Resources

Overview

The Company has utilized public and private equity, proceeds from bank borrowings and issuance of senior notes, and cash flow from operations for capital resources and liquidity.  To date, the primary use of capital has been for the acquisition and development of oil and gas properties.  For the nine months ended September 30, 2009, the Company’s capital expenditures, excluding acquisitions, were approximately $128.0 million.  For 2009, the Company estimates its capital expenditures, excluding acquisitions, will be approximately $150.0 million.  This estimate is under continuous review and is subject to ongoing adjustment.  The Company expects to fund these capital expenditures with cash flow from operations.

As the Company pursues growth, it continually monitors the capital resources available to meet future financial obligations and planned capital expenditures.  The Company’s future success in growing reserves and production will be highly dependent on the capital resources available and its success in drilling for or acquiring additional reserves.  The Company actively reviews acquisition opportunities on an ongoing basis.  If the Company were to make significant additional acquisitions for cash, it would need to borrow additional amounts, if available, or obtain additional debt or equity financing.  In April 2009, the Company entered into an amended and restated Credit Facility with a maturity of August 2012.  See “Credit Facility” below for additional details.  At October 30, 2009, the Company had $535.0 million in available borrowing capacity under its Credit Facility.  The Company’s Credit Facility, 2017 Notes and 2018 Notes impose certain restrictions on the Company’s ability to obtain additional debt financing.  Based upon current expectations, the Company believes liquidity and capital resources will be sufficient for the conduct of its business and operations.

Cash Flows

The following presents a comparative cash flow summary:

	Nine Months Ended September 30,
	2009	2008	Variance
	(in thousands)
Net cash:
Provided by operating activities (1)	$330,124	$42,788	$287,336
Used in investing activities	(247,993)	(84,105)	(163,888)
Provided by (used in) financing activities	(100,204)	87,145	(187,349)
Net increase (decrease) in cash and cash equivalents	$(18,073)	$45,828	$(63,901)

(1)	The nine months ended September 30, 2009, and September 30, 2008, include premiums paid for derivatives of approximately $93.6 million and $129.5 million, respectively.

Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2009, was approximately $330.1 million, compared to $42.8 million for the nine months ended September 30, 2008.  The increase in operating cash flow was driven by increased cash from working capital as cash collections on accounts receivable increased because of higher commodity prices in the fourth quarter of 2008.  Higher realized gains from oil and gas derivatives, partially offset by reduced oil and gas revenues associated with lower commodity prices in 2009, also contributed to the increase in operating cash flow.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Premiums paid were for commodity derivative contracts that hedge future production.  These derivative contracts provide the Company long-term cash flow predictability to pay distributions, service debt and manage its business and are primarily funded through the Company’s Credit Facility.  See Note 7 for additional details about commodity derivatives.  The amount of derivative contracts the Company enters into in the future will be directly related to expected future production.

Investing Activities
The primary use of cash in investing activities is for capital spending, which is offset by proceeds from asset sales.  Cash used in investing activities was approximately $248.0 million for the nine months ended September 30, 2009, compared to $84.1 million for the nine months ended September 30, 2008.  The increase in cash used in investing activities was primarily due to reduced divestiture activity during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  Cash used in investing activities for the nine months ended September 30, 2009, includes approximately $116.5 million for the acquisition of Permian Basin properties in the Mid-Continent Shallow region (see Note 2).  The following provides a comparative summary of cash flow from investing activities:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Cash flow from investing activities:
Acquisition of oil and gas properties	$(116,694)	$(573,096)
Capital expenditures	(157,981)	(255,142)
Proceeds from sale of properties and equipment	26,682	744,133
	$(247,993)	$(84,105)

Financing Activities
Cash used in financing activities was approximately $100.2 million for the nine months ended September 30, 2009, compared to cash provided by financing activities of $87.1 million for the nine months ended September 30, 2008.  The change in financing cash flow was primarily due to increased operating cash flow and decreased acquisition and development activity during the nine months ended September 30, 2009, which resulted in lower net borrowings compared to the same period of 2008.  The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)
Proceeds from borrowings:
Credit facility	$361,500	$772,000
Senior notes	237,703	250,000
Term loan	—	400,000
	$599,203	$1,422,000

Repayments of debt:
Credit facility	$(513,893)	$(693,607)
Term loan	—	(400,000)
Notes payable	—	(1,509)
	$(513,893)	$(1,095,116)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Distributions

Under the limited liability company agreement, Company unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses.  The following provides a summary of distributions paid by the Company during the nine months ended September 30, 2009:

Date Paid	Period Covered by Distribution	Distribution Per Unit	Total Distribution
			(in millions)

August 2009	April 1 – June 30, 2009	$0.63	$76.4
May 2009	January 1 – March 31, 2009	$0.63	$72.5
February 2009	October 1 – December 31, 2008	$0.63	$72.5

On October 21, 2009, the Company’s Board of Directors declared a cash distribution of $0.63 per unit with respect to the third quarter of 2009.  The distribution, totaling approximately $81.9 million, will be paid November 13, 2009, to unitholders of record as of the close of business November 6, 2009.

Credit Facility

On April 28, 2009, the Company entered into a Credit Facility with an initial borrowing base of $1.75 billion and a maturity of August 2012, which amended and restated the Company’s existing credit facility, which had a maturity of August 2010.  The terms of the Credit Facility required that, upon the issuance of the senior notes due 2017 in May 2009 (see below) and cancelation of certain commodity derivatives in July 2009 (see Note 7), the borrowing base be decreased by approximately $62.5 million and $45.0 million, respectively.  At October 30, 2009, available borrowing capacity was $535.0 million, which includes a $5.5 million reduction in availability for outstanding letters of credit.  In connection with the amended and restated Credit Facility, during the nine months ended September 30, 2009, the Company paid approximately $52.7 million in financing fees and expenses, which were deferred and will be amortized over the life of the Credit Facility.

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

Senior Notes Due 2017

On May 12, 2009, the Company entered into a purchase agreement with a group of Initial Purchasers, pursuant to which the Company agreed to issue $250.0 million in aggregate principal amount of the Company’s senior notes due 2017.  The 2017 Notes were offered and sold to the Initial Purchasers and then resold to qualified institutional buyers, each in transactions exempt from the registration requirements of the Securities Act.  The Company used the net proceeds (after deducting the Initial Purchasers’ discounts and offering expenses) of approximately $230.8 million to reduce indebtedness under its Credit Facility.  In connection with the 2017 Notes, the Company incurred financing fees and expenses of approximately $6.9 million, which will be amortized over the life of the 2017 Notes; the expense is recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statements of operations.  The $12.3 million discount on the 2017 Notes will be amortized over the life of the 2017 Notes; the expense is recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statements of operations.

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

In connection with the issuance and sale of the 2017 Notes, the Company entered into a Registration Rights Agreement with the Initial Purchasers.  Under the Registration Rights Agreement, the Company agreed to use its reasonable best efforts to file with the SEC and cause to become effective a registration statement relating to an offer to issue new notes having terms substantially identical to the 2017 Notes in exchange for outstanding 2017 Notes.  In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the 2017 Notes.  The Company will not be obligated to file the registration statements described above if the restrictive legend on the 2017 Notes has been removed and the 2017 Notes are freely tradable (in each case, other than with respect to persons that are affiliates of the Company) pursuant to Rule 144 of the Securities Act, as of the 366th day after the 2017 Notes were issued.  If the Company fails to satisfy its obligations under the Registration Rights Agreement, the Company may be required to pay additional interest to holders of the 2017 Notes under certain circumstances.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Senior Notes Due 2018

On June 24, 2008, the Company entered into a purchase agreement with a group of Initial Purchasers, pursuant to which the Company agreed to issue $255.9 million in aggregate principal amount of the Company’s senior notes due 2018.  The 2018 Notes were offered and sold to the Initial Purchasers and then resold to qualified institutional buyers, each in transactions exempt from the registration requirements of the Securities Act.  The Company used the net proceeds (after deducting the Initial Purchasers’ discounts and offering expenses) of approximately $243.6 million to repay an outstanding term loan.  In connection with the 2018 Notes, the Company incurred financing fees and expenses of approximately $7.8 million, which will be amortized over the life of the 2018 Notes; the expense is recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statements of operations.  The $5.9 million discount on the 2018 Notes will be amortized over the life of the 2018 Notes; the expense is recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statements of operations.

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

The 2018 Notes’ Indenture contains covenants that, among other things, limit the Company’s ability to: (i) pay distributions on, purchase or redeem the Company’s units or redeem its subordinated debt; (ii) make investments; (iii) incur or guarantee additional indebtedness or issue certain types of equity securities; (iv) create certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of the Company’s assets; (vii) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.  In June 2009, the Company instructed the trustee to remove the restrictive legend from the 2018 Notes making them freely tradable (other than with respect to persons that are affiliates of the Company).  This terminated the Company’s obligations under a registration rights agreement entered into in connection with issuance of the 2018 Notes.

Counterparty Credit Risk

The Company accounts for its commodity and interest rate derivatives at fair value (see Note 7).  The Company’s counterparties are participants or affiliates of participants in its Credit Facility (see Note 6), which is secured by the Company’s oil and gas reserves; therefore, the Company is not required to post any collateral.  The Company does not require collateral from its counterparties.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity and interest rate derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Contingencies

In September 2008 and October 2008, Lehman Holdings and Lehman Commodity Services, respectively, filed voluntary petitions for reorganization under Chapter 11.  As of September 30, 2009, and December 31, 2008, the Company had a receivable of approximately $67.6 million from Lehman Commodity Services for canceled derivative contracts.  The Company is pursuing various legal remedies to protect its interests.  Based on market expectations, the Company estimated approximately $6.7 million of the receivable balance to be collectible.  The net receivable of approximately $6.7 million is included in “other current assets” on the condensed consolidated balance sheets at September 30, 2009, and December 31, 2008.  The Company believes that the ultimate disposition of this matter will not have a material adverse effect on its business, financial position, results of operations or liquidity.

During the nine months ended September 30, 2009, and September 30, 2008, the Company made no significant payments to settle any legal, environmental or tax proceedings.  The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters, as necessary.  Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Commitments and Contractual Obligations

The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in a table of contractual obligations in the 2008 Annual Report on Form 10-K.  With the exception of $250.0 million of 2017 Notes, as of September 30, 2009, there have been no significant changes to the Company’s contractual obligations from December 31, 2008.  See “Senior Notes Due 2017” above for additional details.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

With the exception of accounting policies related to acquisition accounting as detailed in Note 2, there have been no significant changes with regard to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The policies disclosed include the accounting for oil and gas properties, revenue recognition and derivative instruments.

New Accounting Standards

See Note 11 and Note 16 for details regarding implementation of new accounting standards.

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

All of these types of statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements.  These forward-looking statements may be found in Item 2.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology.

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

Commodity Price Risk

The Company enters into derivative contracts with respect to a portion of its projected production through various transactions that provide an economic hedge of the risk related to the future prices received.  The Company does not enter into derivative contracts for trading purposes (see Note 7).  At September 30, 2009, the fair value of contracts that settle during the next 12 months was an asset of approximately $260.6 million and a liability of $5.4 million for a net asset of approximately $255.2 million.  A 10% increase in the index oil and gas prices above the September 30, 2009, prices for the next 12 months would result in a net asset of approximately $170.0 million which represents a decrease in the fair value of approximately $85.2 million; conversely, a 10% decrease in the index oil and gas prices would result in a net asset of approximately $341.9 million which represents an increase in the fair value of approximately $86.7 million.

Interest Rate Risk

At September 30, 2009, the Company had long-term debt outstanding under its Credit Facility of approximately $1.25 billion, which incurred interest at floating rates (see Note 6).  A 1% increase in LIBOR would result in an estimated $12.5 million increase in annual interest expense.  The Company has entered into interest rate swap agreements based on LIBOR to minimize the effect of fluctuations in interest rates (see Note 7).

Counterparty Credit Risk

The Company accounts for its commodity and interest rate derivatives at fair value on a recurring basis (see Note 8).  The fair value of these derivative financial instruments includes the impact of assumed credit risk adjustments, which are based on the Company’s and counterparties’ published credit ratings, public bond yield spreads and credit default swap spreads, as applicable.

At September 30, 2009, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 4.90%.  A 1% increase in the average public bond yield spread would result in an estimated $1.1 million increase in net income for the three months and nine months ended September 30, 2009.  At September 30, 2009, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 2.02%.  A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $4.7 million decrease in net income for the three months and nine months ended September 30, 2009.

Item 4.Controls and Procedures

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

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

There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2009 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Substantive changes to the existing federal income tax laws have been proposed that, if adopted, would affect, among other things, the ability to take certain operations-related deductions, including deductions for intangible drilling and percentage depletion, and deductions for United States production activities.  Other proposed changes may affect our ability to remain taxable as a partnership for federal income tax purposes.  We are unable to predict whether any changes, or other proposals to such laws, ultimately will be enacted.  Any such changes could negatively impact the value of an investment in our units.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases.  The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time.  The Company did not repurchase any units during the three months ended September 30, 2009.  At September 30, 2009, approximately $85.4 million was available for unit repurchase under the program.

 Item 3.              Defaults Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Security Holders

None.

Item 5.               Other Information

None.

PART II – OTHER INFORMATION - Continued

Item 6.               Exhibits

Exhibit Number			Description

2	.1†*	—
Agreement for Purchase and Sale of Assets, dated August 5, 2009, between Linn Operating, Inc. and Linn Energy Holdings, LLC, as purchasers, and Forest Oil Corporation and Forest Oil Permian Corporation, as sellers

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

LINN ENERGY, LLC
(Registrant)

Date: November 4, 2009	/s/ David B. Rottino
David B. Rottino
Senior Vice President and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)