Form 10-Q
period 2010-06-30
LINN ENERGY, LLC
filed 2010-07-29
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of June 30, 2010, there were 147,353,365 units outstanding.

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
	(Unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$209,741	$22,231
Accounts receivable – trade, net	141,570	109,311
Derivative instruments	302,475	249,756
Other current assets	39,870	28,162
Total current assets	693,656	409,460

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	4,914,282	4,076,795
Less accumulated depletion and amortization	(563,500)	(463,413)
	4,350,782	3,613,382

Other property and equipment	130,192	118,867
Less accumulated depreciation	(29,236)	(23,583)
	100,956	95,284

Derivative instruments	224,069	145,457
Other noncurrent assets	104,711	76,673
	328,780	222,130
Total noncurrent assets	4,780,518	3,930,796
Total assets	$5,474,174	$4,340,256

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$164,203	$124,358
Derivative instruments	9,713	51,025
Other accrued liabilities	52,975	33,922
Total current liabilities	226,891	209,305

Noncurrent liabilities:
Credit facility	600,000	1,100,000
Senior notes, net	1,758,169	488,831
Derivative instruments	33,470	53,923
Other noncurrent liabilities	42,185	36,193
Total noncurrent liabilities	2,433,824	1,678,947

Unitholders’ capital:
147,353,365 units and 129,940,617 units issued and outstanding at June 30, 2010, and December 31, 2009, respectively	2,334,958	2,098,599
Accumulated income	478,501	353,405
	2,813,459	2,452,004
Total liabilities and unitholders’ capital	$5,474,174	$4,340,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquid sales	$153,195	$91,906	$302,581	$171,770
Gains (losses) on oil and natural gas derivatives	123,791	(232,775)	219,794	(71,460)
Natural gas marketing revenues	1,223	1,183	2,617	1,699
Other revenues	195	641	448	1,607
	278,404	(139,045)	525,440	103,616
Expenses:
Lease operating expenses	38,367	33,137	69,589	66,869
Transportation expenses	5,256	2,516	9,876	5,483
Natural gas marketing expenses	772	880	1,741	1,220
General and administrative expenses	23,306	20,291	47,794	43,592
Exploration costs	155	2,199	4,016	3,764
Bad debt expenses	(208)	—	(19)	—
Depreciation, depletion and amortization	57,941	50,390	107,132	102,494
Taxes, other than income taxes	10,391	7,882	20,591	15,449
Gains on sale of assets and other, net	(52)	(5)	(374)	(26,716)
	135,928	117,290	260,346	212,155
Other income and (expenses):
Interest expense, net of amounts capitalized	(45,969)	(23,262)	(73,622)	(37,671)
Gains (losses) on interest rate swaps	(33,245)	11,918	(56,407)	347
Other, net	(3,691)	(837)	(4,292)	(1,230)
	(82,905)	(12,181)	(134,321)	(38,554)
Income (loss) from continuing operations before income taxes	59,571	(268,516)	130,773	(147,093)
Income tax benefit (expense)	215	(185)	(5,677)	(321)
Income (loss) from continuing operations	59,786	(268,701)	125,096	(147,414)

Discontinued operations:
Gains (losses) on sale of assets, net of taxes	—	330	—	(718)
Loss from discontinued operations, net of taxes	—	(101)	—	(939)
	—	229	—	(1,657)
Net income (loss)	$59,786	$(268,472)	$125,096	$(149,071)

Income (loss) per unit – continuing operations:
Basic	$0.41	$(2.31)	$0.90	$(1.28)
Diluted	$0.40	$(2.31)	$0.90	$(1.28)
Income (loss) per unit – discontinued operations:
Basic	$—	$0.01	$—	$(0.02)
Diluted	$—	$0.01	$—	$(0.02)
Net income (loss) per unit:
Basic	$0.41	$(2.30)	$0.90	$(1.30)
Diluted	$0.40	$(2.30)	$0.90	$(1.30)
Weighted average units outstanding:
Basic	146,124	116,497	137,874	114,993
Diluted	146,462	116,497	138,234	114,993

Distributions declared per unit	$0.63	$0.63	$1.26	$1.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ CAPITAL
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Income	Treasury Units (at Cost)		Total Unitholders’ Capital
	(in thousands)

December 31, 2009	129,941	$2,098,599	$353,405	$	―	$2,452,004
Sale of units, net of underwriting discounts and expenses of $17,563	17,250	413,687	—		—	413,687
Issuance of units	658	798	—		—	798
Cancellation of units	(496)	(11,832)	—		11,832	—
Purchase of units		—	—		(11,832)	(11,832)
Distributions to unitholders		(175,435)	—		—	(175,435)
Unit-based compensation expenses		7,400	—		—	7,400
Excess tax benefit from unit-based compensation		1,741	—		—	1,741
Net income		—	125,096		—	125,096
June 30, 2010	147,353	$2,334,958	$478,501		$—	$2,813,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$125,096	$(149,071)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	107,132	102,494
Unit-based compensation expenses	7,400	7,954
Bad debt expenses	(19)	—
Amortization and write-off of deferred financing fees and other	15,711	8,323
Gains on sale of assets and other, net	(515)	(24,933)
Deferred income tax	2,702	―
Mark-to-market on derivatives:
Total (gains) losses	(163,387)	71,113
Cash settlements	135,594	212,993
Cash settlements on canceled derivatives	(74,275)	4,197
Premiums paid for derivatives	(91,028)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	(22,791)	35,809
Decrease in other assets	11,859	3,639
Increase (decrease) in accounts payable and accrued expenses	3,108	(15,536)
Increase in other liabilities	18,596	1,292
Net cash provided by operating activities	75,183	258,274

Cash flow from investing activities:
Acquisition of oil and natural gas properties, net of cash acquired	(771,189)	—
Development of oil and natural gas properties	(62,357)	(125,107)
Purchases of other property and equipment	(8,125)	(4,952)
Proceeds from sale of properties and equipment	586	26,649
Net cash used in investing activities	(841,085)	(103,410)

Cash flow from financing activities:
Proceeds from sale of units	431,250	102,781
Proceeds from borrowings	2,188,176	406,703
Repayments of debt	(1,420,000)	(454,393)
Distributions to unitholders	(175,435)	(144,994)
Financing fees, offering expenses and other, net	(60,488)	(63,833)
Excess tax benefit from unit-based compensation	1,741	—
Purchase of units	(11,832)	(2,696)
Net cash provided by (used in) financing activities	953,412	(156,432)

Net increase (decrease) in cash and cash equivalents	187,510	(1,568)
Cash and cash equivalents:
Beginning	22,231	28,668
Ending	$209,741	$27,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

Nature of Business

Linn Energy, LLC (“LINN Energy” or the “Company”) is an independent oil and natural gas company.  LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets.  The Company’s properties are located in the United States, primarily in the Mid-Continent, California, Permian Basin and Michigan.

Principles of Consolidation and Reporting

The condensed consolidated financial statements at June 30, 2010, and for the three months and six months ended June 30, 2010, and June 30, 2009, are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations, and as such this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated upon consolidation.  Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method.  Unless otherwise indicated, information about the condensed consolidated statements of operations that is presented herein relates only to continuing operations.

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

Acquisitions – 2010

On May 27, 2010, the Company completed the acquisition of interests in Henry Savings LP and Henry Savings Management LLC (collectively referred to as “Henry”) that primarily hold oil and natural gas properties located in the Permian Basin.  The results of operations of these properties have been included in the condensed consolidated financial statements since the acquisition date.  The Company paid $317.9 million in cash, including a deposit of $30.5 million paid in March 2010, and recorded a receivable from Henry of $10.1 million, resulting in total consideration for the acquisition of approximately $307.8 million.  The transaction was financed with borrowings under the Company’s Credit Facility (as defined in Note 6).  The acquisition increased the Company’s position in the Permian Basin.

On April 30, 2010, the Company completed the acquisition of interests in two wholly owned subsidiaries of HighMount Exploration & Production LLC (“HighMount”) that hold oil and natural gas properties in the Antrim Shale located in northern Michigan.  The results of operations of these properties have been included in the condensed consolidated financial statements since the acquisition date.  The Company paid $326.8 million in cash, including a deposit of $33.0 million paid in March 2010.  The transaction was financed with a portion of the net proceeds from the Company’s March 2010 public offering of units (see Note 3).  The acquisition provided the Company with a new operating region in Michigan.

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

These acquisitions were accounted for under the acquisition method of accounting.  Accordingly, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair values, while transaction and integration costs associated with the acquisitions were expensed as incurred.  The initial accounting for the business combinations is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following presents the values assigned to the aggregate net assets acquired as of the acquisition dates (in thousands):

Assets:
Cash acquired	$15,367
Current and other assets	31,107
Oil and natural gas properties	770,602
Total assets acquired	$817,076

Liabilities:
Current liabilities	$26,653
Asset retirement obligations	4,784
Total liabilities assumed	$31,437
Net assets acquired	$785,639

Current and other assets include trade accounts receivable, inventory, prepaid drilling costs, vehicles, natural gas imbalance receivables, land, natural gas plant and investments in noncontrolled entities.  Current liabilities include trade accounts payable, natural gas imbalance payables, ad valorem taxes payable and environmental liabilities.

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

Acquisitions – Pending

On June 30, 2010, the Company entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the Permian Basin for a contract price of $90.0 million.  The Company anticipates the acquisition will close on or before August 16, 2010, subject to closing conditions and will be financed with internally generated cash flow and proceeds from borrowings under its Credit Facility.

On July 16, 2010, the Company entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the East Texas Oil Field in Gregg and Rusk counties for a contract price of $95.0 million.  The Company anticipates the acquisition will close on or before October 1, 2010, subject to closing conditions and will be financed with internally generated cash flow and proceeds from borrowings under its Credit Facility.

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Divestitures

In December 2008, the Company completed the sale of its deep rights in certain central Oklahoma acreage, which included the Woodford Shale interval.  In the first quarter of 2009, certain post-closing matters were resolved and the Company recorded a gain of $25.4 million, which is included in “gains on sale of assets and other, net” on the condensed consolidated statements of operations for the six months ended June 30, 2009.

In the Appalachian Basin, in July 2008, the Company completed the sale of its interests in oil and natural gas properties and, in March 2008, the Company exited the drilling and service business.  The results of these operations were classified as discontinued operations on the condensed consolidated statements of operations and the amounts recorded in 2009 primarily represent post-closing adjustments.

(3)	Unitholders’ Capital

Public Offering of Units

On March 29, 2010, the Company sold 17,250,000 units representing limited liability company interests at $25.00 per unit ($24.00 per unit, net of underwriting discount) for net proceeds of approximately $413.7 million (after underwriting discount of $17.3 million and estimated offering expenses of $0.3 million).  The Company used a portion of the net proceeds from the sale of these units to finance the HighMount acquisition (see Note 2).

Unit Repurchase Plan

In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases.  During the six months ended June 30, 2010, 486,700 units were repurchased at an average unit price of $23.79, for a total cost of approximately $11.6 million.  All units were subsequently canceled.  At June 30, 2010, approximately $73.8 million was available for unit repurchase under the program.  The timing and amounts of any such repurchases will be at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements.  The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time.  Units are repurchased at fair market value on the date of repurchase.

Cancellation of Units

During the six months ended June 30, 2010, the Company purchased 9,055 units for approximately $0.3 million, in conjunction with units received by the Company for the payment of minimum withholding taxes due on units issued under its equity compensation plan (see Note 5).  All units were subsequently canceled.

Distributions

Under the Company’s limited liability company agreement, Company unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses.  Distributions paid by the Company during the six months ended June 30, 2010, are presented on the condensed consolidated statement of unitholders’ capital.  On July 27, 2010, the Company’s Board of Directors declared a cash distribution of $0.63 per unit with respect to the second quarter of 2010.  This distribution, totaling approximately $92.9 million, will be paid on August 13, 2010, to unitholders of record as of the close of business on August 6, 2010.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(4)          Oil and Natural Gas Capitalized Costs

Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	June 30, 2010	December 31, 2009
	(in thousands)
Proved properties:
Leasehold acquisition	$4,118,304	$3,398,292
Development	664,632	600,436
Unproved properties	131,346	78,067
	4,914,282	4,076,795
Less accumulated depletion and amortization	(563,500)	(463,413)
	$4,350,782	$3,613,382

(5)	Unit-Based Compensation

During the six months ended June 30, 2010, the Company granted an aggregate 653,254 restricted units to employees, primarily as part of its annual review of employee compensation, with an aggregate fair value of approximately $16.7 million.  The restricted units vest over three years.  A summary of unit-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

General and administrative expenses	$3,196	$3,568	$7,210	$7,769
Lease operating expenses	69	83	190	185
Total unit-based compensation expenses	$3,265	$3,651	$7,400	$7,954
Income tax benefit	$1,291	$—	$2,927	$—

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(6)	Debt

The following summarizes debt outstanding:

	June 30, 2010			December 31, 2009
	Carrying Value	Fair Value (1)	Interest Rate (2)	Carrying Value	Fair Value (1)	Interest Rate (2)
	(in millions, except percentages)

Credit facility	$600	$600	2.64%	$1,100	$1,100	2.98%
11.75% senior notes due 2017	250	281	12.73%	250	279	12.73%
9.875% senior notes due 2018	256	271	10.25%	256	271	10.25%
8.625% senior notes due 2020	1,300	1,327	9.00%	―	―	―
Less current maturities	―	―		―	―
	2,406	$2,479		1,606	$1,650
Unamortized discount	(48)			(17)
Total debt, net of discount	$2,358			$1,589

(1)
The carrying value of the Credit Facility is estimated to be substantially the same as its fair value.  Fair values of the senior notes were estimated based on prices quoted from third-party financial institutions.

(2)	Represents variable interest rate for the Credit Facility and effective interest rates for the senior notes.

Credit Facility

On April 6, 2010, the Company entered into an amendment to its Fourth Amended and Restated Credit Agreement (“Credit Facility”) that provides the Company a $1.50 billion facility with an initial borrowing base of $1.375 billion and extends the maturity from August 2012 to April 2015.  On June 2, 2010, at the Company’s request and upon approval of all the lenders, the borrowing base under the Credit Facility was increased to $1.50 billion as a result of the increased value of the Company’s oil and natural gas reserves related to recent acquisitions (see Note 2).

In connection with amendments to its Credit Facility during 2010, the Company incurred financing fees and expenses of approximately $16.2 million, which will be amortized over the life of the Credit Facility.  Such amortized expenses are recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statements of operations.  At June 30, 2010, available borrowing capacity was $895.0 million, which includes a $5.0 million reduction in availability for outstanding letters of credit.

Redetermination of the borrowing base under the Credit Facility occurs semi-annually, in April and October, as well as upon the occurrence of certain events, by the lenders at their sole discretion, based primarily on reserve reports that reflect commodity prices at such time.  The Company also has the right to request one additional borrowing base redetermination per year in connection with certain acquisitions, which right was exercised with respect to the June 2010 redetermination.  Significant declines in commodity prices may result in a decrease in the borrowing base.  The Company’s obligations under the Credit Facility are secured by mortgages on its oil and natural gas properties as well as a pledge of all ownership interests in its material operating subsidiaries.  The Company is required to maintain the mortgages on properties representing at least 80% of its properties.  Additionally, the obligations under the Credit Facility are guaranteed by all of the Company’s material operating subsidiaries and may be guaranteed by any future subsidiaries.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

At the Company’s election, interest on borrowings under the Credit Facility, as amended in April 2010, is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 2.00% and 3.00% per annum or the alternate base rate (“ABR”) plus an applicable margin between 1.00% and 2.00% per annum.  Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans.  The Company is required to pay a fee of 0.5% per annum on the unused portion of the borrowing base under the Credit Facility.  The Credit Facility contains various covenants substantially similar to those included prior to the amendment.  The Company is in compliance with all financial and other covenants of the Credit Facility.

Senior Notes Due 2017 and Senior Notes Due 2018

On May 18, 2009, the Company issued $250.0 million in aggregate principal amount of 11.75% senior notes due May 15, 2017, at a price of 95.081%.  On June 27, 2008, the Company issued $255.9 million in aggregate principal amount of 9.875% senior notes due July 1, 2018, at a price of 97.684%.

Senior Notes Due 2020

On April 6, 2010, the Company issued $1.30 billion in aggregate principal amount of 8.625% senior notes due 2020 (“2020 Notes”) at a price of 97.552%.  The 2020 Notes were sold to a group of initial purchasers (“Initial Purchasers”) and then resold to qualified institutional buyers, each in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The Company received net proceeds of approximately $1.24 billion (after deducting the Initial Purchasers’ discounts and offering expenses).  The Company used the net proceeds to repay all of the outstanding indebtedness under its Credit Facility, to unwind certain interest rate swap agreements and to fund financing fees associated with the amendment to its Credit Facility.  The remaining proceeds were used to fund or partially fund acquisitions and for general corporate purposes.  In connection with the 2020 Notes, the Company incurred financing fees and expenses of approximately $27.5 million, which will be amortized over the life of the 2020 Notes.  The $31.8 million discount on the 2020 Notes will also be amortized over the life of the 2020 Notes.  Such amortized expenses are recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statements of operations.

The 2020 Notes were issued under an Indenture dated April 6, 2010, (“Indenture”), mature April 15, 2020, and bear interest at 8.625%.  Interest is payable semi-annually beginning October 15, 2010.  The 2020 Notes are general unsecured senior obligations of the Company and are effectively junior in right of payment to any secured indebtedness of the Company to the extent of the collateral securing such indebtedness.  Each of the Company’s material subsidiaries has guaranteed the 2020 Notes on a senior unsecured basis.  The Indenture provides that the Company may redeem: (i) on or prior to April 15, 2013, up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 108.625% of the principal amount redeemed, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings; (ii) prior to April 15, 2015, all or part of the 2020 Notes at a redemption price equal to the principal amount redeemed, plus a make-whole premium (as defined in the Indenture) and accrued and unpaid interest; and (iii) on or after April 15, 2015, all or part of the 2020 Notes at redemption prices equal to 104.313% in 2015, 102.875% in 2016, 101.438% in 2017 and 100% in 2018 and thereafter, in each case, of the principal amount redeemed, plus accrued and unpaid interest.  The Indenture also provides that, if a change of control (as defined in the Indenture) occurs, the holders have a right to require the Company to repurchase all or part of the 2020 Notes at a redemption price equal to 101%, plus accrued and unpaid interest.

The 2020 Notes’ Indenture contains covenants substantially similar to those under the Company’s 11.75% senior notes due 2017 and 9.875% senior notes due 2018 that, among other things, limit the Company’s ability to: (i) pay distributions on, purchase or redeem the Company’s units or redeem its subordinated

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes open positions as of June 30, 2010, and represents, as of such date, derivatives in place through December 31, 2015, on annual production volumes:

	June 30 – December 31, 2010	2011	2012		2013		2014		2015
Natural gas positions:
Fixed price swaps:
Hedged volume (MMMBtu)	19,783	31,901		31,110		31,025		31,025		31,025
Average price ($/MMBtu)	$8.90	$9.50		$6.25		$6.25		$6.25		$6.25
Puts:
Hedged volume (MMMBtu)	3,480	6,960		25,364		25,295		―		―
Average price ($/MMBtu)	$8.50	$9.50		$6.25		$6.25	$	―	$	―
PEPL puts: (1)
Hedged volume (MMMBtu)	5,317	13,259		―		―		―		―
Average price ($/MMBtu)	$7.85	$8.50	$	―	$	―	$	―	$	―
Total:
Hedged volume (MMMBtu)	28,580	52,120		56,474		56,320		31,025		31,025
Average price ($/MMBtu)	$8.66	$9.25		$6.25		$6.25		$6.25		$6.25

Oil positions:
Fixed price swaps: (2)
Hedged volume (MBbls)	1,075	2,803		3,386		3,376		―		―
Average price ($/Bbl)	$90.00	$89.91		$98.92		$98.92	$	―	$	―
Puts: (3)
Hedged volume (MBbls)	1,125	2,352		2,196		2,190		―		―
Average price ($/Bbl)	$110.00	$75.00		$75.00		$75.00	$	―	$	―
Collars:
Hedged volume (MBbls)	125	276		―		―		―		―
Average floor price ($/Bbl)	$90.00	$90.00	$	―	$	―	$	―	$	―
Average ceiling price ($/Bbl)	$112.00	$112.25	$	―	$	―	$	―	$	―
Total:
Hedged volume (MBbls)	2,325	5,431		5,582		5,566		―		―
Average price ($/Bbl)	$99.68	$83.46		$89.51		$89.51	$	―	$	―

Natural gas basis differential positions:
PEPL basis swaps: (1)
Hedged volume (MMMBtu)	21,583	35,541		34,066		31,700		―		―
Hedged differential ($/MMBtu)	$(0.97)	$(0.96)		$(0.95)		$(1.01)	$	―	$	―

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In March 2010, the Company entered into commodity derivative contracts, consisting of natural gas swaps and puts for 2012 through 2015, and paid premiums for put options of approximately $15.0 million.  In addition, in April 2010, the Company entered into commodity derivative contracts, consisting of oil and natural gas swaps and puts for 2011 through 2015, and paid premiums for put options of approximately $76.0 million.

Settled derivatives on natural gas production for the three months and six months ended June 30, 2010, included volumes of 14,290 MMMBtu and 28,580 MMMBtu, respectively, at average contract prices of $8.66 per MMBtu.  Settled derivatives on oil and NGL production for the three months and six months ended June 30, 2010, included volumes of 1,162 MBbls and 2,325 MBbls, respectively, at average contract prices of $99.68 per Bbl.  The natural gas derivatives are settled based on the closing NYMEX future price of natural gas or on the published PEPL spot price of natural gas on the settlement date, which occurs on the third day preceding the production month.  The oil derivatives are settled based on the month’s average daily NYMEX price of light oil and settlement occurs on the final day of the production month.

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

In April 2010, the Company restructured its interest rate swap portfolio in conjunction with the repayment of all of the outstanding indebtedness under its Credit Facility with net proceeds from the issuance of 2020 Notes (see Note 6).  The Company canceled (before the contract settlement date) all of its interest rate swap agreements for the remainder of 2010, resulting in a realized loss of approximately $35.6 million.  In June 2010, the Company canceled (before the contract settlement date) certain interest rate swap agreements for 2011 through 2013, based on the balance outstanding under its Credit Facility, resulting in a realized loss of approximately $38.7 million.

The following presents the settlement terms of the Company’s interest rate swaps at June 30, 2010:

	2011	2012	2013 (1)
	(dollars in thousands)

Notional amount	$600,000	$600,000	$600,000
Fixed rate	3.85%	3.85%	3.85%

(1)	Actual settlement term is through January 6, 2014.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Balance Sheet Presentation

The Company’s commodity derivatives and interest rate swap derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets.  The following summarizes the fair value of derivatives outstanding on a gross basis:

	June 30, 2010	December 31, 2009
	(in thousands)
Assets:
Commodity derivatives	$764,324	$549,879
Interest rate swaps	―	2,603
	$764,324	$552,482
Liabilities:
Commodity derivatives	$242,875	$192,573
Interest rate swaps	38,088	69,644
	$280,963	$262,217

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk.  The Company’s counterparties are current or former participants or affiliates of current or former participants in its Credit Facility (see Note 6), which is secured by the Company’s oil and natural gas reserves; therefore, the Company is not required to post any collateral.  The Company does not require collateral from its counterparties.  The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $764.3 million at June 30, 2010.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity and interest rate derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of such loss is somewhat mitigated.

Gains (Losses) on Derivatives

Gains and losses on derivatives are reported on the condensed consolidated statements of operations in “gains (losses) on oil and natural gas derivatives” and “gains (losses) on interest rate swaps” and include realized and unrealized gains (losses).  Realized gains (losses), excluding canceled derivatives, represent amounts related to the settlement of derivative instruments, and for commodity derivatives, are aligned with the underlying production.  Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following presents the Company’s reported gains and losses on derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Realized gains (losses):
Commodity derivatives	$83,160	$111,144	$145,663	$230,956
Interest rate swaps	―	(10,557)	(8,021)	(20,671)
Canceled derivatives	(74,275)	(60)	(74,275)	4,197
	$8,885	$100,527	$63,367	$214,482
Unrealized gains (losses):
Commodity derivatives	$40,631	$(343,919)	$74,131	$(306,673)
Interest rate swaps	41,030	22,535	25,889	21,078
	$81,661	$(321,384)	$100,020	$(285,595)
Total gains (losses):
Commodity derivatives	$123,791	$(232,775)	$219,794	$(71,460)
Interest rate swaps	(33,245)	11,918	(56,407)	347
	$90,546	$(220,857)	$163,387	$(71,113)

During the three months and six months ended June 30, 2010, the Company canceled (before the contract settlement date) all of its interest rate swap agreements for the remainder of 2010 and certain interest rate swap agreements for 2011 through 2013, resulting in realized losses of approximately $74.3 million.  During the six months ended June 30, 2009, the Company canceled (before the contract settlement date) derivative contracts on estimated future natural gas production resulting in realized gains of $4.3 million.

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

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2010
	Level 2		Netting (1)		Total
	(in thousands)
Assets:
Commodity derivatives		$764,324		$(237,780)		$526,544
Interest rate swaps	$	―	$	―	$	―

Liabilities:
Commodity derivatives		$242,875		$(237,780)		$5,095
Interest rate swaps		$38,088	$	―		$38,088

(1)	Represents counterparty netting under agreements governing such derivatives.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(9)	Asset Retirement Obligations

Asset retirement obligations associated with retiring tangible long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable and are included in “other noncurrent liabilities” on the condensed consolidated balance sheets.  Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations.  The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount.  Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.0% for the six months ended June 30, 2010); and (iv) a credit-adjusted risk-free interest rate (average of 9.0% for the six months ended June 30, 2010).

The following presents a reconciliation of the asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2009	$33,135
Liabilities added from acquisitions	4,810
Liabilities added from drilling	88
Current year accretion expense	1,290
Settlements	(126)
Asset retirement obligations at June 30, 2010	$39,197

(10)	Commitments and Contingencies

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for income (loss) from continuing operations:

	Income (Loss) (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands)
Three months ended June 30, 2010:
Income from continuing operations:
Allocated to units	$59,786
Allocated to unvested restricted units	(592)
	$59,194
Income per unit:
Basic income per unit		146,124	$0.41
Dilutive effect of unit equivalents		338	(0.01)
Diluted income per unit		146,462	$0.40

Three months ended June 30, 2009:
Loss from continuing operations:
Allocated to units	$(268,701)
Allocated to unvested restricted units	—
	$(268,701)
Loss per unit:
Basic loss per unit		116,497	$(2.31)
Dilutive effect of unit equivalents		—	—
Diluted loss per unit		116,497	$(2.31)

Six months ended June 30, 2010:
Income from continuing operations:
Allocated to units	$125,096
Allocated to unvested restricted units	(1,336)
	$123,760
Income per unit:
Basic income per unit		137,874	$0.90
Dilutive effect of unit equivalents		360	—
Diluted income per unit		138,234	$0.90

Six months ended June 30, 2009:
Loss from continuing operations:
Allocated to units	$(147,414)
Allocated to unvested restricted units	—
	$(147,414)
Loss per unit:
Basic loss per unit		114,993	$(1.28)
Dilutive effect of unit equivalents		—	—
Diluted loss per unit		114,993	$(1.28)

Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to 0.6 million unit options and warrants for the three months and six months ended June 30, 2010.  Basic units

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to 2.2 million and 2.1 million unit options and warrants for the three months and six months ended June 30, 2009, respectively.  All equivalent units were anti-dilutive for the three months and six months ended June 30, 2009, as the Company reported a loss from continuing operations.

(12)	Income Taxes

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the states of Texas and Michigan, with income tax liabilities and/or benefits of the Company passed through to unitholders.  Limited liability companies are subject to state income taxes in Texas and Michigan and certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.  As such, with the exception of the states of Texas and Michigan and certain subsidiaries, the Company is not a taxable entity, it does not directly pay federal and state income taxes and recognition has not been given to federal and state income taxes for the operations of the Company.  Amounts recognized for these taxes are reported in “income tax benefit (expense)” on the condensed consolidated statements of operations.

(13)	Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows

“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	June 30, 2010	December 31, 2009
	(in thousands)

Accrued compensation	$9,046	$14,378
Accrued interest	42,803	18,332
Other	1,126	1,212
	$52,975	$33,922

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Six Months Ended June 30,
	2010	2009
	(in thousands)

Cash payments for interest, net of amounts capitalized	$39,492	$29,012
Cash payments for income taxes	$1,681	$853
Noncash investing activities:
In connection with the acquisition of oil and natural gas properties, liabilities were assumed as follows:
Fair value of assets acquired	$792,242	$—
Cash paid, net of cash acquired	(771,189)	—
Receivable from seller	10,391	—
Liabilities assumed	$31,444	$—

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Restricted cash of $2.5 million and $2.1 million is included in “other noncurrent assets” on the condensed

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

consolidated balance sheets at June 30, 2010, and December 31, 2009, respectively, and represents cash the Company has deposited into a separate account and designated for asset retirement obligations in accordance with contractual agreements.

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

Executive Overview

LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets.  LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering in January 2006.  The Company’s properties are located in five regions in the United States:

•	Mid-Continent Deep, which includes the Texas Panhandle Deep Granite Wash formation and deep formations in Oklahoma and Kansas;
•	Mid-Continent Shallow, which includes the Texas Panhandle Brown Dolomite formation and shallow formations in Oklahoma, Louisiana and Illinois;
•	California, which includes the Brea Olinda Field of the Los Angeles Basin;
•	Permian Basin, which includes areas in West Texas and Southeast New Mexico; and
•	Michigan, which includes the Antrim Shale formation in the northern part of the state.

Results for the three months ended June 30, 2010, included the following:

•	oil, natural gas and NGL sales of approximately $153.2 million, compared to $91.9 million for the second quarter of 2009;
•	average daily production of 256 MMcfe/d, compared to 219 MMcfe/d for the second quarter of 2009;
•	realized gains on commodity derivatives of approximately $83.2 million, compared to $111.1 million for the second quarter of 2009;
•	adjusted EBITDA of approximately $175.0 million, compared to $143.3 million for the second quarter of 2009;
•	adjusted net income of approximately $52.6 million, compared to $52.8 million for the second quarter of 2009;
•	capital expenditures, excluding acquisitions, of approximately $45.8 million, compared to $30.1 million for the second quarter of 2009; and
•	26 wells drilled (all successful), compared to 19 wells drilled (all successful) for the second quarter of 2009.

Results for the six months ended June 30, 2010, included the following:

•	oil, natural gas and NGL sales of approximately $302.6 million, compared to $171.8 million for the six months ended June 30, 2009;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	average daily production of 235 MMcfe/d, compared to 218 MMcfe/d for the six months ended June 30, 2009;
•	realized gains on commodity derivatives of approximately $145.7 million, compared to $235.2 million for the six months ended June 30, 2009;
•	adjusted EBITDA of approximately $326.5 million, compared to $281.4 million for the six months ended June 30, 2009;
•	adjusted net income of approximately $100.0 million, compared to $108.3 million for the six months ended June 30, 2009;
•	capital expenditures, excluding acquisitions, of approximately $72.9 million, compared to $103.5 million for the six months ended June 30, 2009; and
•	39 wells drilled (all successful), compared to 60 wells drilled (59 successful) for the six months ended June 30, 2009.

Adjusted EBITDA and adjusted net income are non-GAAP financial measures used by management to analyze Company performance.  Adjusted EBITDA is a measure used by Company management to evaluate cash flow and the Company’s ability to sustain or increase distributions.  The most significant reconciling items between net income (loss) and adjusted EBITDA are interest expense and noncash items, including the change in fair value of derivatives, and depreciation, depletion and amortization.  Adjusted net income is used by Company management to evaluate its operational performance from oil and natural gas properties, prior to unrealized (gains) losses on derivatives, realized (gains) losses on canceled derivatives, impairment of goodwill and long-lived assets and (gains) losses on sale of assets, net.  See “Non-GAAP Financial Measures” on page 37 for a reconciliation of each non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Acquisitions – Pending

On June 30, 2010, the Company entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the Permian Basin for a contract price of $90.0 million.  The Company anticipates the acquisition will close on or before August 16, 2010, subject to closing conditions and will be financed with internally generated cash flow and proceeds from borrowings under its Credit Facility.

On July 16, 2010, the Company entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the East Texas Oil Field in Gregg and Rusk counties for a contract price of $95.0 million.  The Company anticipates the acquisition will close on or before October 1, 2010, subject to closing conditions and will be financed with internally generated cash flow and proceeds from borrowings under its Credit Facility.

Acquisitions - 2010

The following provides a summary of acquisitions completed by the Company during the six months ended June 30, 2010.  See Note 2 for additional details.

•
On May 27, 2010, the Company completed the acquisition of interests in Henry that primarily hold oil and natural gas properties located in the Permian Basin for total consideration of approximately $307.8 million.  The acquisition significantly increased the Company’s position in the Permian Basin and included approximately 17 MMBoe (102 Bcfe) of proved reserves as of the acquisition date.  Proved reserves as of the acquisition date were estimated using the average oil and natural gas prices during the preceding 12-month period, determined as an unweighted average of the first-day-of-the-month prices for each month.  Proved reserves as of the effective date, April 1, 2010, estimated using forward strip oil and natural gas prices, were 18 MMBoe (108 Bcfe).  The majority of the reserves were oil reserves.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•
On April 30, 2010, the Company completed the acquisition of interests in two wholly owned subsidiaries of HighMount that hold oil and natural gas properties in the Antrim Shale located in northern Michigan for total consideration of approximately $326.8 million.  The acquisition provided the Company with a new operating region in northern Michigan and included approximately 238 Bcfe of proved reserves as of the acquisition date.  Proved reserves as of the acquisition date were estimated using the average oil and natural gas prices during the preceding 12-month period, determined as an unweighted average of the first-day-of-the-month prices for each month.  Proved reserves as of the effective date, March 1, 2010, estimated using forward strip oil and natural gas prices, were 266 Bcfe.  The majority of the reserves were natural gas reserves.

•
On January 29, 2010, the Company completed the acquisition of certain oil and natural gas properties located in the Anadarko Basin in Oklahoma and Kansas and the Permian Basin in Texas and New Mexico from Merit for total consideration of approximately $151.0 million.  The acquisition provided strategic additions to the Company’s positions in the Permian Basin and Mid-Continent, and included approximately 12 MMBoe (73 Bcfe) of proved reserves as of the acquisition date.  Proved reserves as of the acquisition date were estimated using the average oil and natural gas prices during the preceding 12-month period, determined as an unweighted average of the first-day-of-the-month prices for each month.  The majority of the reserves were oil reserves.

Financing and Liquidity

During 2010, the Company took steps to further strengthen its liquidity and extend its weighted average debt maturities.  On April 6, 2010, the Company amended its Fourth Amended and Restated Credit Agreement (“Credit Facility”), which provided the Company a $1.50 billion facility with an initial borrowing base of $1.375 billion and extended the maturity from August 2012 to April 2015.  On June 2, 2010, the borrowing base under the Credit Facility was increased to $1.50 billion as a result of the increased value of the Company’s oil and natural gas reserves related to recent acquisitions (see Note 2).  On April 6, 2010, the Company also issued $1.30 billion in aggregate principal amount of 8.625% senior notes due 2020 (“2020 Notes”) and used the net proceeds of approximately $1.24 billion to repay all of the outstanding indebtedness under its Credit Facility, to unwind certain interest rate swap agreements and to fund financing fees associated with the amendment to its Credit Facility.  The remaining proceeds were used to fund or partially fund acquisitions and for general corporate purposes.  In addition, on March 29, 2010, the Company completed a public offering of units for net proceeds of approximately $413.7 million, a portion of which the Company used to finance the HighMount acquisition.  At July 15, 2010, the Company had approximately $895.0 million in available borrowing capacity under its Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations – Continuing Operations

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

	Three Months Ended June 30,
	2010	2009	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$51,451	$34,313	$17,138
Oil sales	76,250	42,266	33,984
NGL sales	25,494	15,327	10,167
Total oil, natural gas and NGL sales	153,195	91,906	61,289
Gains (losses) on oil and natural gas derivatives	123,791	(232,775)	356,566
Natural gas marketing revenues	1,223	1,183	40
Other revenues	195	641	(446)
	$278,404	$(139,045)	$417,449
Expenses:
Lease operating expenses	$38,367	$33,137	$5,230
Transportation expenses	5,256	2,516	2,740
Natural gas marketing expenses	772	880	(108)
General and administrative expenses (1)	23,306	20,291	3,015
Exploration costs	155	2,199	(2,044)
Bad debt expenses	(208)	—	(208)
Depreciation, depletion and amortization	57,941	50,390	7,551
Taxes, other than income taxes	10,391	7,882	2,509
Gains on sale of assets and other, net	(52)	(5)	(47)
	$135,928	$117,290	$18,638
Other income and (expenses)	$(82,905)	$(12,181)	$(70,724)
Income (loss) from continuing operations before income taxes	$59,571	$(268,516)	$328,087

Adjusted EBITDA (2)	$174,973	$143,251	$31,722
Adjusted net income (2)	$52,633	$52,803	$(170)

(1)
General and administrative expenses for the three months ended June 30, 2010, and June 30, 2009, include approximately $3.2 million and $3.6 million, respectively, of noncash unit-based compensation expenses.

(2)
This is a non-GAAP measure used by management to analyze the Company’s performance.  See “Non-GAAP Financial Measures” on page 37 for a reconciliation of the non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended June 30,
	2010	2009	Variance
Average daily production:
Natural gas (MMcf/d)	140	131	7%
Oil (MBbls/d)	11.6	8.7	33%
NGL (MBbls/d)	7.7	5.9	31%
Total (MMcfe/d)	256	219	17%

Weighted average prices (hedged): (1)
Natural gas (Mcf)	$8.58	$8.17	5%
Oil (Bbl)	$96.03	$113.68	(16)%
NGL (Bbl)	$36.32	$28.49	27%

Weighted average prices (unhedged): (2)
Natural gas (Mcf)	$4.04	$2.88	40%
Oil (Bbl)	$72.21	$53.10	36%
NGL (Bbl)	$36.32	$28.49	27%

Average NYMEX prices:
Natural gas (MMBtu)	$4.09	$3.51	17%
Oil (Bbl)	$78.03	$59.62	31%

Costs per Mcfe of production:
Lease operating expenses	$1.65	$1.67	(1)%
Transportation expenses	$0.23	$0.13	77%
General and administrative expenses (3)	$1.00	$1.02	(2)%
Depreciation, depletion and amortization	$2.49	$2.53	(2)%
Taxes, other than income taxes	$0.45	$0.40	13%

(1)
Includes the effect of realized gains on derivatives of approximately $83.2 million and $111.1 million for the three months ended June 30, 2010, and June 30, 2009, respectively.  The Company utilizes oil puts to hedge revenues associated with its NGL production; therefore, all realized gains (losses) on oil derivative contracts are included in weighted average oil prices, rather than weighted average NGL prices.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
General and administrative expenses for the three months ended June 30, 2010, and June 30, 2009, include approximately $3.2 million and $3.6 million, respectively, of noncash unit-based compensation expenses.  Excluding these amounts, general and administrative expenses for the three months ended June 30, 2010, and June 30, 2009, were $0.86 per Mcfe and $0.84 per Mcfe, respectively.  This is a non-GAAP measure used by management to analyze the Company’s performance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other

Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $61.3 million, or 67%, to approximately $153.2 million for the three months ended June 30, 2010, from $91.9 million for the three months June 30, 2009, due to higher commodity prices and higher production volumes.  Higher oil, natural gas and NGL prices resulted in an increase in revenues of approximately $20.2 million, $14.7 million and $5.5 million, respectively.

Average daily production volumes increased to 256 MMcfe/d during the three months ended June 30, 2010, from 219 MMcfe/d during the three months ended June 30, 2009.  Higher oil, natural gas and NGL production volumes resulted in an increase in revenues of approximately $13.7 million, $2.5 million and $4.7 million, respectively.

	Three Months Ended June 30,
	2010	2009	Variance
Average daily production (MMcfe/d):
Mid-Continent Deep	135	137	(2)	(1)%
Mid-Continent Shallow	68	68	—	—
California	14	14	—	—
Permian Basin	19	—	19	—
Michigan	20	—	20	—
	256	219	37	17%

The 1% decrease in average daily production volumes in the Mid-Continent Deep region primarily reflects natural declines, in addition to no capital development during the second half of 2009 due to low commodity prices, partially offset by the impact of the Company’s 2010 capital drilling program in the Granite Wash.  Average daily production volumes in the Mid-Continent Shallow and California regions reflect the impact of drilling and optimization programs which offset the effects of natural declines.  Average daily production volumes in the Permian Basin region reflect the Merit, Henry and Forest acquisitions in the first and second quarters of 2010 and the third quarter of 2009, respectively.  Average daily production volumes in the Michigan region reflect the HighMount acquisition in the second quarter of 2010 (see Note 2).

Gains (Losses) on Oil and Natural Gas Derivatives
The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis.  See Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” Note 7 and Note 8 for additional information about commodity derivatives.  During the three months ended June 30, 2010, the Company had commodity derivative contracts for approximately 112% of its natural gas production and 66% of its oil and NGL production, which resulted in realized gains of approximately $83.2 million.  During the three months ended June 30, 2009, the Company recorded realized gains of approximately $111.1 million.  Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives.  During the second quarter of 2010, expected future oil and natural gas prices decreased, which resulted in unrealized gains on derivatives of approximately $40.6 million for the three months ended June 30, 2010.  During the second quarter of 2009, expected future oil and natural gas prices increased, which resulted in unrealized losses on derivatives of approximately $343.9 million for the three months ended June 30, 2009.  For information about the Company’s credit risk related to derivative contracts see “Counterparty Credit Risk” in “Liquidity and Capital Resources” below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Expenses

Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses.  Lease operating expenses increased by approximately $5.3 million, or 16%, to $38.4 million for the three months ended June 30, 2010, from $33.1 million for the three months ended June 30, 2009.  Lease operating expenses increased primarily due to costs associated with properties acquired in the Permian Basin and Michigan regions during the first and second quarters of 2010 and the third quarter of 2009 (see Note 2).  Lease operating expenses per Mcfe decreased, to $1.65 per Mcfe for the three months ended June 30, 2010, from $1.67 per Mcfe for the three months ended June 30, 2009.

Transportation Expenses
Transportation expenses increased by approximately $2.8 million, or 112%, to $5.3 million for the three months ended June 30, 2010, from $2.5 million for the three months ended June 30, 2009, primarily due to increased expenses on nonoperated properties and increased production volumes from the 2009 and 2010 acquisitions in the Permian Basin and Michigan regions.  Transportation expenses included an adjustment to transportation rates associated with owned facilities.

General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and include costs of employees and executive officers, related benefits, office leases and professional fees.  General and administrative expenses increased by approximately $3.0 million, or 15%, to $23.3 million for the three months ended June 30, 2010, from $20.3 million for the three months ended June 30, 2009.  The increase was primarily due to an increase in salaries and benefits expense of approximately $1.9 million, driven primarily by increased employee headcount, and acquisition integration expenses of approximately $1.3 million.  General and administrative expenses per Mcfe decreased, to $1.00 per Mcfe for the three months ended June 30, 2010, from $1.02 per Mcfe for the three months ended June 30, 2009.

Exploration Costs
Exploration costs decreased by approximately $2.0 million, or 91%, to $0.2 million for the three months ended June 30, 2010, from $2.2 million for the three months ended June 30, 2009.  The decrease was primarily due to a decrease in unproved leasehold costs of approximately $1.7 million.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $7.5 million, or 15%, to $57.9 million for the three months ended June 30, 2010, from $50.4 million for the three months ended June 30, 2009.  Higher total production volume levels, primarily due to the Company’s acquisitions in the Permian Basin and Michigan regions in the first and second quarters of 2010 and the third quarter of 2009, were the main reason for the increase.  Depreciation, depletion and amortization per Mcfe decreased to $2.49 per Mcfe for the three months ended June 30, 2010, from $2.53 per Mcfe for the three months ended June 30, 2009.

Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, increased by approximately $2.5 million, or 32%, to $10.4 million for the three months ended June 30, 2010, from $7.9 million for the three months ended June 30, 2009.  Severance taxes, which are a function of revenues generated from production, increased by approximately $2.5 million compared to the three months ended June 30, 2009, primarily due to higher commodity prices and higher total production volume levels.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, were essentially unchanged compared to the three months ended June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Three Months Ended June 30,
	2010	2009	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(45,969)	$(23,262)	$(22,707)
Realized losses on interest rate swaps	—	(10,557)	10,557
Realized losses on canceled interest rate swaps	(74,275)	(60)	(74,215)
Unrealized gains on interest rate swaps	41,030	22,535	18,495
Other, net	(3,691)	(837)	(2,854)
	$(82,905)	$(12,181)	$(70,724)

Other income and (expenses) increased by approximately $70.7 million during the three months ended June 30, 2010, compared to the three months ended June 30, 2009, primarily due to increased realized losses on interest rate swaps.  During the three months ended June 30, 2010, the Company canceled (before the contract settlement date) all of its interest rate swap agreements for the remainder of 2010 and certain interest rate swap agreements for 2011 through 2013, resulting in realized losses of approximately $74.3 million.  These losses were partially offset by an increase in unrealized gains on interest rate swaps during the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  Additionally, in the second quarter of 2010, the Company entered into an amendment to its Credit Facility and issued 2020 Notes, which resulted in increased interest expense due to higher interest rates and higher amortization of financing fees.  See “Debt” in “Liquidity and Capital Resources” below for additional details.

Income Tax Benefit (Expense)

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the states of Texas and Michigan, with income tax liabilities and/or benefits of the Company passed through to unitholders.  Limited liability companies are subject to state income taxes in Texas and Michigan.  In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.  The Company recognized an income tax benefit of approximately $0.2 million for the three months ended June 30, 2010, compared to an income tax expense of approximately $0.2 million for the same period in 2009.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure) increased by approximately $31.7 million, or 22%, to $175.0 million for the three months ended June 30, 2010, from $143.3 million for the three months ended June 30, 2009, primarily due to higher production revenues resulting from higher commodity prices and higher total production volume levels, partially offset by lower realized gains on commodity derivatives.  See “Non-GAAP Financial Measures” on page 37 for a reconciliation of adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations – Continuing Operations

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

	Six Months Ended June 30,
	2010	2009	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$104,313	$76,541	$27,772
Oil sales	142,190	69,036	73,154
NGL sales	56,078	26,193	29,885
Total oil, natural gas and NGL sales	302,581	171,770	130,811
Gains (losses) on oil and natural gas derivatives	219,794	(71,460)	291,254
Natural gas marketing revenues	2,617	1,699	918
Other revenues	448	1,607	(1,159)
	$525,440	$103,616	$421,824
Expenses:
Lease operating expenses	$69,589	$66,869	$2,720
Transportation expenses	9,876	5,483	4,393
Natural gas marketing expenses	1,741	1,220	521
General and administrative expenses (1)	47,794	43,592	4,202
Exploration costs	4,016	3,764	252
Bad debt expenses	(19)	—	(19)
Depreciation, depletion and amortization	107,132	102,494	4,638
Taxes, other than income taxes	20,591	15,449	5,142
Gains on sale of assets and other, net	(374)	(26,716)	26,342
	$260,346	$212,155	$48,191
Other income and (expenses)	$(134,321)	$(38,554)	$(95,767)
Income (loss) from continuing operations before income taxes	$130,773	$(147,093)	$277,866

Adjusted EBITDA (2)	$326,482	$281,412	$45,070
Adjusted net income (2)	$99,998	$108,333	$(8,335)

(1)
General and administrative expenses for the six months ended June 30, 2010, and June 30, 2009, include approximately $7.2 million and $7.8 million, respectively, of noncash unit-based compensation expenses.

(2)
This is a non-GAAP measure used by management to analyze the Company’s performance.  See “Non-GAAP Financial Measures” on page 37 for a reconciliation of the non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Six Months Ended June 30,
	2010	2009	Variance
Average daily production:
Natural gas (MMcf/d)	125	132	(5)%
Oil (MBbls/d)	10.7	8.8	22%
NGL (MBbls/d)	7.6	5.5	38%
Total (MMcfe/d)	235	218	8%

Weighted average prices (hedged): (1)
Natural gas (Mcf)	$8.86	$8.06	10%
Oil (Bbl)	$98.93	$115.93	(15)%
NGL (Bbl)	$40.81	$26.09	56%

Weighted average prices (unhedged): (2)
Natural gas (Mcf)	$4.61	$3.21	44%
Oil (Bbl)	$73.37	$43.45	69%
NGL (Bbl)	$40.81	$26.09	56%

Average NYMEX prices:
Natural gas (MMBtu)	$4.70	$4.21	12%
Oil (Bbl)	$78.37	$51.35	53%

Costs per Mcfe of production:
Lease operating expenses	$1.64	$1.70	(4)%
Transportation expenses	$0.23	$0.14	64%
General and administrative expenses (3)	$1.12	$1.11	1%
Depreciation, depletion and amortization	$2.52	$2.60	(3)%
Taxes, other than income taxes	$0.48	$0.39	23%

(1)
Includes the effect of realized gains on derivatives of approximately $145.7 million and $231.0 million (excluding $4.3 million in realized gains on canceled contracts) for the six months ended June 30, 2010, and June 30, 2009, respectively.  The Company utilizes oil puts to hedge revenues associated with its NGL production; therefore, all realized gains (losses) on oil derivative contracts are included in weighted average oil prices, rather than weighted average NGL prices.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
General and administrative expenses for the six months ended June 30, 2010, and June 30, 2009, include approximately $7.2 million and $7.8 million, respectively, of noncash unit-based compensation expenses.  Excluding these amounts, general and administrative expenses for the six months ended June 30, 2010, and June 30, 2009, were $0.95 per Mcfe and $0.91 per Mcfe, respectively.  This is a non-GAAP measure used by management to analyze the Company’s performance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other

Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $130.8 million, or 76%, to approximately $302.6 million for the six months ended June 30, 2010, from $171.8 million for the six months June 30, 2009, due to higher commodity prices and higher oil and NGL production volumes, partially offset by lower natural gas production volumes.  Higher oil, natural gas and NGL prices resulted in an increase in revenues of approximately $58.0 million, $31.8 million and $20.2 million, respectively.

Average daily production volumes increased to 235 MMcfe/d during the six months ended June 30, 2010, from 218 MMcfe/d during the six months ended June 30, 2009.  Higher oil and NGL production volumes resulted in an increase in revenues of approximately $15.1 million and $9.7 million, respectively.  Lower natural gas production volumes resulted in a decrease in natural gas revenues of approximately $4.0 million.

	Six Months Ended June 30,
	2010	2009	Variance
Average daily production (MMcfe/d):
Mid-Continent Deep	129	140	(11)	(8)%
Mid-Continent Shallow	66	64	2	3%
California	14	14	—	—
Permian Basin	16	—	16	—
Michigan	10	—	10	—
	235	218	17	8%

The 8% decrease in average daily production volumes in the Mid-Continent Deep region primarily reflects natural declines, in addition to no capital development during the second half of 2009 due to low commodity prices, partially offset by the Company’s 2010 capital drilling program in the Granite Wash.  The 3% increase in average daily production volumes in the Mid-Continent Shallow region reflects improvements in processing agreement terms partially offset by natural declines.  Average daily production volumes in the California region reflect the impact of optimization projects which offset the effect of natural declines.  Average daily production volumes in the Permian Basin region reflect the Merit, Henry and Forest acquisitions in the first and second quarters of 2010 and the third quarter of 2009, respectively.  Average daily production volumes in the Michigan region reflect the HighMount acquisition in the second quarter of 2010 (see Note 2).

Gains (Losses) on Oil and Natural Gas Derivatives
The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis.  See Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” Note 7 and Note 8 for additional information about commodity derivatives.  During the six months ended June 30, 2010, the Company had commodity derivative contracts for approximately 126% of its natural gas production and 70% of its oil and NGL production, which resulted in realized gains of approximately $145.7 million.  During the six months ended June 30, 2009, the Company recorded realized gains of approximately $235.2 million (including realized gains on canceled contracts of approximately $4.3 million).  Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives.  During the first two quarters of 2010, expected future oil and natural gas prices decreased, which resulted in unrealized gains on derivatives of approximately $74.1 million for the six months ended June 30, 2010.  During the first two quarters of 2009, expected future oil and natural gas prices increased, which resulted in unrealized losses on derivatives of approximately $306.7 million for the six months ended June 30, 2009.  For information about the Company’s credit risk related to derivative contracts see “Counterparty Credit Risk” in “Liquidity and Capital Resources” below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Expenses

Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses.  Lease operating expenses increased by approximately $2.7 million, or 4%, to $69.6 million for the six months ended June 30, 2010, from $66.9 million for the six months ended June 30, 2009.  Lease operating expenses increased primarily due to costs associated with properties acquired in the first and second quarters of 2010 and the third quarter of 2009 in the Permian Basin and Michigan regions (see Note 2).  This increase was partially offset by the receipt of insurance proceeds during the six months ended June 30, 2010, as reimbursement for costs incurred related to a California wildfire in 2008.  Lease operating expenses per Mcfe decreased, to $1.64 per Mcfe for the six months ended June 30, 2010, from $1.70 per Mcfe for the six months ended June 30, 2009.

Transportation Expenses
Transportation expenses increased by approximately $4.4 million, or 80%, to $9.9 million for the six months ended June 30, 2010, from $5.5 million for the six months ended June 30, 2009, primarily due to increased expenses on nonoperated properties and increased production volumes from the 2009 and 2010 acquisitions in the Permian Basin and Michigan regions.  Transportation expenses included an adjustment to transportation rates associated with owned facilities.

General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and include costs of employees and executive officers, related benefits, office leases and professional fees.  General and administrative expenses increased by approximately $4.2 million, or 10%, to $47.8 million for the six months ended June 30, 2010, from $43.6 million for the six months ended June 30, 2009.  General and administrative expenses per Mcfe also increased, to $1.12 per Mcfe for the six months ended June 30, 2010, from $1.11 per Mcfe for the six months ended June 30, 2009.  The increase was primarily due to an increase in salaries and benefits expense of approximately $4.1 million, driven primarily by increased employee headcount, and acquisition integration expenses of approximately $2.0 million.  These increases were partially offset by a decrease in professional fees.

Exploration Costs
Exploration costs increased by approximately $0.2 million, or 5%, to $4.0 million for the six months ended June 30, 2010, from $3.8 million for the six months ended June 30, 2009.  The increase was primarily due to an increase in unproved leasehold costs.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $4.6 million, or 4%, to $107.1 million for the six months ended June 30, 2010, from $102.5 million for the six months ended June 30, 2009.  Higher total production volume levels, primarily due to the Company’s acquisitions in the Permian Basin and Michigan regions in the first and second quarters of 2010 and the third quarter of 2009, were the main reason for the increase.  Depreciation, depletion and amortization per Mcfe decreased to $2.52 per Mcfe for the six months ended June 30, 2010, from $2.60 per Mcfe for the six months ended June 30, 2009.

Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, increased by approximately $5.2 million, or 34%, to $20.6 million for the six months ended June 30, 2010, from $15.4 million for the six months ended June 30, 2009.  Severance taxes, which are a function of revenues generated from production, increased by approximately $5.2 million compared to the six months ended June 30, 2009, primarily due to higher commodity prices and higher total production volume levels.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, were essentially unchanged compared to the six months ended June 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Gains on Sale of Assets and Other, Net
During the six months ended June 30, 2009, the Company recorded a gain of approximately $25.4 million from the sale of Woodford Shale assets (see Note 2).

Other Income and (Expenses)

	Six Months Ended June 30,
	2010	2009	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(73,622)	$(37,671)	$(35,951)
Realized losses on interest rate swaps	(8,021)	(20,671)	12,650
Realized losses on canceled interest rate swaps	(74,275)	(60)	(74,215)
Unrealized gains on interest rate swaps	25,889	21,078	4,811
Other, net	(4,292)	(1,230)	(3,062)
	$(134,321)	$(38,554)	$(95,767)

Other income and (expenses) increased by approximately $95.8 million during the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily due to increased realized losses on interest rate swaps.  During the six months ended June 30, 2010, the Company canceled (before the contract settlement date) all of its interest rate swap agreements for the remainder of 2010 and certain interest rate swap agreements for 2011 through 2013, resulting in realized losses of approximately $74.3 million.  This was partially offset by an increase in unrealized gains on interest rate swaps during the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  Additionally, in the second quarter of 2010, the Company entered into an amendment to its Credit Facility and issued 2020 Notes, which resulted in increased interest expense due to higher interest rates and higher amortization of financing fees.  See “Debt” in “Liquidity and Capital Resources” below for additional details.

Income Tax Benefit (Expense)

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the states of Texas and Michigan, with income tax liabilities and/or benefits of the Company passed through to unitholders.  Limited liability companies are subject to state income taxes in Texas and Michigan.  In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.  The Company recognized income tax expense of approximately $5.7 million and $0.3 million for the six months ended June 30, 2010, and June 30, 2009, respectively.  Income tax expense increased during the six months ended June 30, 2010, primarily due to an increase in taxable income at Linn Operating, Inc., the Company’s service subsidiary.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure) increased by approximately $45.1 million, or 16%, to $326.5 million for the six months ended June 30, 2010, from $281.4 million for the six months ended June 30, 2009, primarily due to higher production revenues resulting from higher commodity prices and higher oil and NGL production volumes, partially offset by lower realized gains on commodity derivatives.  See “Non-GAAP Financial Measures” on page 37 for a reconciliation of adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity and Capital Resources

The Company utilizes funds from equity and debt offerings, bank borrowings and cash generated from operations for capital resources and liquidity.  To date, the primary use of capital has been for the acquisition and development of oil and natural gas properties.  For the six months ended June 30, 2010, the Company’s capital expenditures, excluding acquisitions, were approximately $72.9 million.  For 2010, the Company estimates its capital expenditures, excluding acquisitions, will be approximately $230.0 million.  This estimate reflects amounts for the development of properties associated with acquisitions (see Note 2), is under continuous review and subject to ongoing adjustment.  The Company expects to fund these capital expenditures primarily with cash flow from operations.

As the Company pursues growth, it continually monitors the capital resources available to meet future financial obligations and planned capital expenditures.  The Company’s future success in growing reserves and production volumes will be highly dependent on the capital resources available and its success in drilling for or acquiring additional reserves.  The Company actively reviews acquisition opportunities on an ongoing basis.  If the Company were to make significant additional acquisitions for cash, it would need to borrow additional amounts, if available, or obtain additional debt or equity financing.  The Company’s Credit Facility and other borrowings impose certain restrictions on the Company’s ability to obtain additional debt financing.  Based upon current expectations, the Company believes liquidity and capital resources will be sufficient to conduct its business and operations.

Statements of Cash Flows

The following is a comparative cash flow summary:

	Six Months Ended June 30,
	2010	2009	Variance
	(in thousands)
Net cash:
Provided by operating activities (1)	$75,183	$258,274	$(183,091)
Used in investing activities	(841,085)	(103,410)	(737,675)
Provided by (used in) financing activities	953,412	(156,432)	1,109,844
Net increase (decrease) in cash and cash equivalents	$187,510	$(1,568)	$189,078

(1)	The six months ended June 30, 2010, includes premiums paid for commodity derivatives of approximately $91.0 million.

Operating Activities
Cash provided by operating activities for the six months ended June 30, 2010, was approximately $75.2 million, compared to $258.3 million for the six months ended June 30, 2009.  The decrease was primarily due to approximately $91.0 million in premiums paid for commodity derivative contracts and approximately $74.3 million in realized losses on canceled interest rate derivatives during the six months ended June 30, 2010.

Premiums paid were for commodity derivative contracts that hedge future production and were primarily funded through the Company’s Credit Facility.  These derivative contracts provide the Company long-term cash flow predictability to manage its business, service debt and pay distributions.  The production volumes attributed to the derivative contracts the Company enters into in the future will be directly related to expected future production.  See Note 7 and Note 8 for additional details about commodity derivatives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Cash flow from investing activities:
Acquisition of oil and natural gas properties, net of cash acquired	$(771,189)	$—
Capital expenditures	(70,482)	(130,059)
Proceeds from sale of properties and equipment	586	26,649
	$(841,085)	$(103,410)

The primary use of cash in investing activities is for capital spending, which is partially offset by proceeds from asset sales.  Cash used in investing activities for the six months ended June 30, 2010, relates to the acquisition of properties in Michigan, the Permian Basin and Mid-Continent regions.  See Note 2 for additional details.

Capital expenditures were lower for the six months ended June 30, 2010, compared to the same period in 2009, primarily due to the timing of drilling activities.  The Company’s drilling program was accelerated in the first half of 2009 but was curtailed due to low commodity prices during the second half of the year.  It is anticipated that the drilling program will be accelerated during the second half of 2010 and capital expenditures for full year 2010 are expected to be approximately $230.0 million.

Proceeds from sale of properties were lower for the six months ended June 30, 2010, compared to the same period in 2009, primarily due to the proceeds received in 2009 related to the sale of acreage in central Oklahoma (see Note 2).

Financing Activities
Cash provided by financing activities was approximately $953.4 million for the six months ended June 30, 2010, compared to cash used in financing activities of $156.4 million for the six months ended June 30, 2009.  The increase in financing cash flow was primarily attributable to proceeds from the Company’s March 2010 offering of units (see below) and increased borrowings to fund acquisitions, partially offset by repayments of debt.  The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Proceeds from borrowings:
Credit facility	$920,000	$169,000
Senior notes	1,268,176	237,703
	$2,188,176	$406,703
Repayments of debt:
Credit facility	$(1,420,000)	$(454,393)

Debt

On April 6, 2010, the Company entered into an amendment to its Credit Facility, which provides the Company a $1.50 billion facility with an initial borrowing base of $1.375 billion and extends the maturity from August 2012 to April 2015.  On June 2, 2010, the borrowing base under the Credit Facility was increased to $1.50 billion as a result of the increased value of the Company’s oil and natural gas reserves related to recent acquisitions (see Note 2).  In addition, on April 6, 2010, the Company issued $1.30 billion in aggregate principal amount of 8.625% senior notes

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

due 2020 and received net proceeds of approximately $1.24 billion.  The Company used the net proceeds to repay all of the outstanding indebtedness under its Credit Facility, to unwind certain interest rate swap agreements and to fund financing fees associated with the amendment to its Credit Facility.  The remaining proceeds were used to fund or partially fund acquisitions and for general corporate purposes.  At July 15, 2010, the Company had approximately $895.0 million in available borrowing capacity under its Credit Facility.  The Company also has outstanding $250.0 million in aggregate principal amount of 11.75% senior notes due 2017, $255.9 million in aggregate principal amount of 9.875% senior notes due 2018 and $1.30 billion in aggregate principal amount of 8.625% senior notes due 2020.  For additional information about the Company’s debt instruments, such as interest rates and covenants, see Note 6.  The Company is in compliance with all financial and other covenants of the Credit Facility and senior notes.

The Company depends on its Credit Facility for future capital needs.  In addition, the Company has drawn on the Credit Facility to fund or partially fund quarterly cash distribution payments, since it uses operating cash flow for investing activities and borrows as cash is needed.  Absent such borrowings, the Company would have at times experienced a shortfall in cash available to pay the declared quarterly cash distribution amount.  If an event of default occurs and is continuing under the Credit Facility, the Company would be unable to make borrowings to fund distributions.  For additional information about this matter and other risk factors that could affect the Company, see Item 1A. “Risk Factors.”

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

Public Offering of Units

On March 29, 2010, the Company sold 17,250,000 units representing limited liability company interests at $25.00 per unit ($24.00 per unit, net of underwriting discount) for net proceeds of approximately $413.7 million (after underwriting discount of $17.3 million and estimated offering expenses of $0.3 million).  The Company used a portion of the net proceeds from the sale of these units to finance the HighMount acquisition (see Note 2).

Distributions

Under the Company’s limited liability company agreement, unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses.  The following provides a summary of distributions paid by the Company during the six months ended June 30, 2010:

Date Paid	Period Covered by Distribution	Distribution Per Unit	Total Distribution
			(in millions)

February 2010	October 1 – December 31, 2009	$0.63	$82.3
May 2010	January 1 – March 31, 2010	$0.63	$93.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

On July 27, 2010, the Company’s Board of Directors declared a cash distribution of $0.63 per unit, or $2.52 per unit on an annualized basis, with respect to the second quarter of 2010.  This distribution, totaling approximately $92.9 million, will be paid on August 13, 2010, to unitholders of record as of the close of business on August 6, 2010.

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements.

Contingencies

During the six months ended June 30, 2010, and June 30, 2009, the Company made no significant payments to settle any legal, environmental or tax proceedings.  The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters, as necessary.  Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Commitments and Contractual Obligations

The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2009 Annual Report on Form 10-K.  With the exception of: (i) an amendment to the Company’s Credit Facility that provides a $1.50 billion facility and extends the maturity from August 2012 to April 2015; and (ii) the issuance of $1.30 billion in aggregate principal amount of 8.625% senior notes due 2020, there have been no significant changes to the Company’s contractual obligations from December 31, 2009.  See Note 6 for additional information about the Company’s debt instruments.  On April 6, 2010, the Company entered into an amendment to its Fourth Amended and Restated Credit Agreement (“Credit Facility”) that provides the Company a $1.50 billion facility with an initial borrowing base of $1.375 billion and extends the maturity from August 2012 to April 2015.  On June 2, 2010, at the Company’s request and upon approval of all the lenders, the borrowing base under the Credit Facility was increased to $1.50 billion as a result of the increased value of the Company’s oil and natural gas reserves related to recent acquisitions (see Note 2).

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

The Company defines adjusted EBITDA as income (loss) from continuing operations plus the following adjustments:

•	Net operating cash flow from acquisitions and divestitures, effective date through closing date;
•	Interest expense;
•	Depreciation, depletion and amortization;
•	Impairment of goodwill and long-lived assets;
•	Write-off of deferred financing fees and other;
•	(Gains) losses on sale of assets and other, net;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	Unrealized (gains) losses on commodity derivatives;
•	Unrealized (gains) losses on interest rate derivatives;
•	Realized (gains) losses on interest rate derivatives;
•	Realized (gains) losses on canceled derivatives;
•	Unit-based compensation expenses;
•	Exploration costs; and
•	Income tax (benefit) expense.

The following presents a reconciliation of income (loss) from continuing operations to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)

Income (loss) from continuing operations	$59,786	$(268,701)	$125,096	$(147,414)
Plus:
Net operating cash flow from acquisitions and divestitures, effective date through closing date	13,126	—	18,517	—
Interest expense, cash	17,941	8,402	39,693	29,012
Interest expense, noncash	28,028	14,860	33,929	8,659
Depreciation, depletion and amortization	57,941	50,390	107,132	102,494
Write-off of deferred financing fees and other	2,076	204	2,076	204
(Gains) losses on sale of assets and other, net	256	60	670	(25,651)
Unrealized (gains) losses on commodity derivatives	(40,631)	343,919	(74,131)	306,673
Unrealized gains on interest rate derivatives	(41,030)	(22,535)	(25,889)	(21,078)
Realized losses on interest rate derivatives	—	10,557	8,021	20,671
Realized (gains) losses on canceled derivatives	74,275	60	74,275	(4,197)
Unit-based compensation expenses	3,265	3,651	7,400	7,954
Exploration costs	155	2,199	4,016	3,764
Income tax (benefit) expense	(215)	185	5,677	321
Adjusted EBITDA from continuing operations	$174,973	$143,251	$326,482	$281,412

Net cash used in operating activities for the three months ended June 30, 2010, was approximately $(4.5) million and includes cash interest payments of approximately $17.8 million, premiums paid for commodity derivatives of approximately $76.0 million, realized losses on canceled derivatives of approximately $74.3 million and other items totaling approximately $11.4 million that are not included in adjusted EBITDA.  Net cash provided by operating activities for the three months ended June 30, 2009, was approximately $163.3 million and includes cash interest payments of approximately $8.4 million, cash settlements on interest rate derivatives of approximately $10.7 million, cash received to settle certain post-closing matters related to the Woodford Shale sale of approximately $(13.9) million and other items totaling approximately $(25.2) million that are not included in adjusted EBITDA.  Net cash provided by operating activities for the six months ended June 30, 2010, was approximately $75.2 million and includes cash interest payments of approximately $39.5 million, cash settlements on interest rate derivatives of approximately $11.1 million, premiums paid for commodity derivatives of approximately $91.0 million, realized losses on canceled derivatives of approximately $74.3 million and other items totaling approximately $35.4 million that are not included in adjusted EBITDA.  Net cash provided by operating activities for the six months ended June 30, 2009, was approximately $258.3 million and includes cash interest payments of approximately $29.0 million, cash settlements on interest rate derivatives of approximately $19.8 million, realized gains on canceled derivatives of approximately $(4.2) million and other items totaling approximately $(21.5) million that are not included in adjusted EBITDA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Adjusted Net Income (Non-GAAP Measure)

Adjusted net income is a performance measure used by Company management to evaluate its operational performance from oil and natural gas properties, prior to unrealized (gains) losses on derivatives, realized (gains) losses on canceled derivatives, impairment of goodwill and long-lived assets and (gains) losses on sale of assets, net.

The following presents a reconciliation of income (loss) from continuing operations to adjusted net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per unit amounts)

Income (loss) from continuing operations	$59,786	$(268,701)	$125,096	$(147,414)
Plus:
Unrealized (gains) losses on commodity derivatives	(40,631)	343,919	(74,131)	306,673
Unrealized gains on interest rate derivatives	(41,030)	(22,535)	(25,889)	(21,078)
Realized (gains) losses on canceled derivatives	74,275	60	74,275	(4,197)
(Gains) losses on sale of assets, net	233	60	647	(25,651)
Adjusted net income from continuing operations	$52,633	$52,803	$99,998	$108,333

Income (loss) from continuing operations per unit – basic	$0.41	$(2.31)	$0.90	$(1.28)
Plus, per unit:
Unrealized (gains) losses on commodity derivatives	(0.27)	2.95	(0.52)	2.66
Unrealized gains on interest rate derivatives	(0.28)	(0.19)	(0.19)	(0.18)
Realized (gains) losses on canceled derivatives	0.50	—	0.53	(0.04)
(Gains) losses on sale of assets, net	—	—	—	(0.22)
Adjusted net income from continuing operations per unit – basic	$0.36	$0.45	$0.72	$0.94

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

Cautionary Statement

This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control.  These statements may include content about the Company’s:

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

Commodity Price Risk

The Company enters into derivative contracts with respect to a portion of its projected production through various transactions that provide an economic hedge of the risk related to the future prices received.  The Company does not enter into derivative contracts for trading purposes (see Note 7).  At June 30, 2010, the fair value of contracts that settle during the next 12 months was an asset of approximately $277.1 million and a liability of $2.4 million for a net asset of approximately $274.7 million.  A 10% increase in the index oil and natural gas prices above the June 30, 2010, prices for the next 12 months would result in a net asset of approximately $198.5 million which represents a decrease in the fair value of approximately $76.2 million; conversely, a 10% decrease in the index oil and natural gas prices would result in a net asset of approximately $350.3 million which represents an increase in the fair value of approximately $75.6 million.

Interest Rate Risk

At June 30, 2010, the Company had long-term debt outstanding under its Credit Facility of approximately $600.0 million, which incurred interest at floating rates (see Note 6).  A 1% increase in LIBOR would result in an estimated $6.0 million increase in annual interest expense.  The Company has entered into interest rate swap agreements based on LIBOR to minimize the effect of fluctuations in interest rates (see Note 7).

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

At June 30, 2010, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 4.38%.  A 1% increase in the average public bond yield spread would result in an estimated $0.7 million increase in net income for the six months ended June 30, 2010.  At June 30, 2010, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 2.21%.  A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $4.1 million decrease in net income for the six months ended June 30, 2010.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

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

There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2010 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

General

The Company is subject to legal proceedings, claims and liabilities that arise in the ordinary course of business.  The Company does not expect these matters to have a material adverse impact on its financial condition or results of operations.

Environmental

In May 2010, the Company entered into a settlement agreement with the South Coast Air Quality Management District under which the Company agreed to pay penalties and fees for improper natural gas flaring under its current permit.  The Company has not been cited for violation of emission standards associated with this activity and it is taking appropriate steps to remedy the situation.  The Company estimates that total penalties associated with this matter will be approximately $100,000 and has paid approximately $69,000 as of June 30, 2010.  The Company does not expect this matter to have a material adverse impact on its financial condition or results of operations.

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

The recently enacted Health Care and Education Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects certain individuals, estates and trusts to an Unearned Income Medicare Contribution tax of 3.8% on certain income.  In the case of an individual having a modified adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns), the provision imposes a tax equal to 3.8% of the lesser of such excess and the individual’s “net investment income,” which will include net income and gains from the ownership or disposition of our units.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following sets forth information with respect to the Company’s repurchases of its units during the second quarter of 2010:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet be Purchased Under the Plans or Programs (1)
				(in millions)

May 1 – 31	486,700	$23.79	486,700	$73.8

(1)
In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases.  The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Reserved

Item 5.       Other Information

The Company is a limited liability company and its units representing limited liability company interests (“units”) are listed on the NASDAQ Global Select Market.  The SEC’s taxonomy for interactive data reporting does not contain tags that include the term “units” for all existing equity accounts; therefore, in certain instances, the Company has used tags that refer to “shares” or “stock” rather than “units” in its interactive data exhibit.  These tags were selected to enhance comparability between the Company and its peers and it should not be inferred from the usage of these tags that an investment in the Company is in any form other than “units” as described above.  The Company’s interactive data files are included as Exhibit 101 to this Quarterly Report on Form 10-Q.

Item 6.       Exhibits

Exhibit Number			Description
2	.1*†	—	Purchase and Sale Agreement, dated June 30, 2010, between Linn Energy Holdings, LLC, as purchaser and Element Petroleum, LP and CrownRock, LP, as sellers
2	.2*†	—	Purchase and Sale Agreement, dated July 16, 2010, between Linn Energy Holdings, LLC, as purchaser and SND Operating, LLC, SND Energy Company, Inc. and Topcat Energy, LLC, as sellers
4	.1*	—
First Supplemental Indenture, dated as of July 2, 2010, to Indenture, dated as of June 27, 2008 between Linn Energy, LLC, Linn Energy Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee

4	.2*	—
First Supplemental Indenture, dated as of July 2, 2010, to Indenture, dated as of May 18, 2009 between Linn Energy, LLC, Linn Energy Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee

4	.3*	—
First Supplemental Indenture, dated as of July 2, 2010, to Indenture, dated as of April 6, 2010 between Linn Energy, LLC, Linn Energy Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee

10	.1*	—	Third Amendment, dated June 2, 2010, to Fourth Amended and Restated Credit Agreement among Linn Energy, LLC as Borrower, BNP Paribas, as Administrative Agent, and the Lenders and agents Party thereto
10	.2*	—
First Amendment, dated April 6, 2010, to Fourth Amended and Restated Guaranty and Pledge Agreement made by Linn Energy, LLC and each of the other Obligors in favor of BNP Paribas, as Administrative Agent

10	.3* **	—	Amendment No. 2 to Linn Energy, LLC Amended and Restated Long-Term Incentive Plan, dated July 19, 2010
31	.1*	—	Section 302 Certification of Mark E. Ellis, President and Chief Executive Officer of Linn Energy, LLC
31	.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
32	.1*	—	Section 906 Certification of Mark E. Ellis, President and Chief Executive Officer of Linn Energy, LLC
32	.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
101	.INS***	—	XBRL Instance Document
101	.SCH***	—	XBRL Taxonomy Extension Schema Document
101	.CAL***	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF***	—	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB***	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE***	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Management Contract of Compensatory Plan or Arrangement required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

***	Furnished herewith.

†
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

LINN ENERGY, LLC
(Registrant)

Date: July 29, 2010	/s/ David B. Rottino
David B. Rottino
Senior Vice President of Finance, Business Development and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)