Form 10-Q
period 2010-09-30
LINN ENERGY, LLC
filed 2010-10-28
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of September 30, 2010, there were 147,419,333 units outstanding.

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
	(Unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$418,060	$22,231
Accounts receivable – trade, net	162,432	109,311
Derivative instruments	314,456	249,756
Other current assets	43,261	28,162
Total current assets	938,209	409,460

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	5,083,662	4,076,795
Less accumulated depletion and amortization	(622,216)	(463,413)
	4,461,446	3,613,382

Other property and equipment	139,445	118,867
Less accumulated depreciation	(32,149)	(23,583)
	107,296	95,284

Derivative instruments	179,125	145,457
Other noncurrent assets	132,590	76,673
	311,715	222,130
Total noncurrent assets	4,880,457	3,930,796
Total assets	$5,818,666	$4,340,256

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$203,341	$124,358
Derivative instruments	2,859	51,025
Other accrued liabilities	88,920	33,922
Total current liabilities	295,120	209,305

Noncurrent liabilities:
Credit facility	―	1,100,000
Senior notes, net	2,741,735	488,831
Derivative instruments	8,733	53,923
Other noncurrent liabilities	43,264	36,193
Total noncurrent liabilities	2,793,732	1,678,947

Unitholders’ capital:
147,419,333 units and 129,940,617 units issued and outstanding at September 30, 2010, and December 31, 2009, respectively	2,247,170	2,098,599
Accumulated income	482,644	353,405
	2,729,814	2,452,004
Total liabilities and unitholders’ capital	$5,818,666	$4,340,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010		2009	2010		2009
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales		$177,306	$102,989		$479,887	$274,759
Gains (losses) on oil and natural gas derivatives		43,505	(14,065)		263,299	(85,525)
Natural gas marketing revenues		635	1,351		3,252	3,050
Other revenues		915	150		1,363	1,757
		222,361	90,425		747,801	194,041
Expenses:
Lease operating expenses		41,901	33,453		111,490	100,322
Transportation expenses		5,154	6,367		15,030	11,850
Natural gas marketing expenses		468	98		2,209	1,318
General and administrative expenses		23,751	19,655		71,545	63,247
Exploration costs		281	861		4,297	4,625
Bad debt expenses		(70)	500		(89)	500
Depreciation, depletion and amortization		62,482	49,440		169,614	151,934
Taxes, other than income taxes		12,011	5,965		32,602	21,414
(Gains) losses on sale of assets and other, net		6,073	1,999		5,699	(24,717)
		152,051	118,338		412,397	330,493
Other income and (expenses):
Interest expense, net of amounts capitalized		(53,497)	(28,025)		(127,119)	(65,696)
Losses on interest rate swaps		(11,501)	(25,709)		(67,908)	(25,362)
Other, net		(1,136)	(757)		(5,428)	(1,987)
		(66,134)	(54,491)		(200,455)	(93,045)
Income (loss) from continuing operations before income taxes		4,176	(82,404)		134,949	(229,497)
Income tax expense		(33)	(58)		(5,710)	(379)
Income (loss) from continuing operations		4,143	(82,462)		129,239	(229,876)

Discontinued operations:
Losses on sale of assets, net of taxes		―	―		―	(718)
Loss from discontinued operations, net of taxes		―	(1,247)		―	(2,186)
		―	(1,247)		―	(2,904)
Net income (loss)		$4,143	$(83,709)		$129,239	$(232,780)

Income (loss) per unit – continuing operations:
Basic		$0.03	$(0.69)		$0.91	$(1.97)
Diluted		$0.03	$(0.69)		$0.91	$(1.97)
Loss per unit – discontinued operations:
Basic	$	―	$(0.01)	$	―	$(0.03)
Diluted	$	―	$(0.01)	$	―	$(0.03)
Net income (loss) per unit:
Basic		$0.03	$(0.70)		$0.91	$(2.00)
Diluted		$0.03	$(0.70)		$0.91	$(2.00)
Weighted average units outstanding:
Basic		145,956	119,792		140,598	116,610
Diluted		146,458	119,792		141,006	116,610

Distributions declared per unit		$0.63	$0.63		$1.89	$1.89

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ CAPITAL
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Income	Treasury Units (at Cost)		Total Unitholders’ Capital
	(in thousands)

December 31, 2009	129,941	$2,098,599	$353,405	$	―	$2,452,004
Sale of units, net of underwriting discounts and expenses of $17,563	17,250	413,687	—		—	413,687
Issuance of units	724	2,694	—		—	2,694
Cancellation of units	(496)	(11,832)	—		11,832	—
Purchase of units		—	—		(11,832)	(11,832)
Distributions to unitholders		(268,343)	—		—	(268,343)
Unit-based compensation expenses		10,546	—		—	10,546
Excess tax benefit from unit-based compensation		1,819	—		—	1,819
Net income		—	129,239		—	129,239
September 30, 2010	147,419	$2,247,170	$482,644		$—	$2,729,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$129,239	$(232,780)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	169,614	151,934
Unit-based compensation expenses	10,546	11,473
Bad debt expenses	(89)	500
Amortization and write-off of deferred financing fees and other	20,729	14,231
Gains on sale of assets and other, net	(619)	(22,572)
Deferred income tax	2,956	―
Mark-to-market on derivatives:
Total (gains) losses	(195,391)	110,887
Cash settlements	218,559	299,114
Cash settlements on canceled derivatives	(123,865)	48,977
Premiums paid for derivatives	(91,027)	(93,606)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	(43,173)	39,260
Decrease in other assets	15,894	365
Increase (decrease) in accounts payable and accrued expenses	15,483	(3,232)
Increase in other liabilities	54,563	5,573
Net cash provided by operating activities	183,419	330,124

Cash flow from investing activities:
Acquisition of oil and natural gas properties, net of cash acquired	(894,521)	(116,694)
Development of oil and natural gas properties	(104,694)	(152,149)
Purchases of other property and equipment	(15,030)	(5,832)
Proceeds from sale of properties and equipment	696	26,682
Net cash used in investing activities	(1,013,549)	(247,993)

Cash flow from financing activities:
Proceeds from sale of units	431,250	102,781
Proceeds from borrowings	3,170,816	599,203
Repayments of debt	(2,020,000)	(513,893)
Distributions to unitholders	(268,343)	(221,430)
Financing fees, offering expenses and other, net	(77,751)	(64,169)
Excess tax benefit from unit-based compensation	1,819	—
Purchase of units	(11,832)	(2,696)
Net cash provided by (used in) financing activities	1,225,959	(100,204)

Net increase (decrease) in cash and cash equivalents	395,829	(18,073)
Cash and cash equivalents:
Beginning	22,231	28,668
Ending	$418,060	$10,595

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

Principles of Consolidation and Reporting

The condensed consolidated financial statements at September 30, 2010, and for the three months and nine months ended September 30, 2010, and September 30, 2009, are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations, and as such this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

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

Acquisitions – 2010

On July 16, 2010, the Company entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the East Texas Oil Field in Gregg and Rusk counties for a contract price of $95.0 million.  On September 29, 2010, in accordance with the terms of the purchase agreement, the Company sent a notice to the sellers of the Company’s intention to terminate the purchase agreement as a result of certain conditions to closing not being met.  The Company paid a deposit of $9.2 million in July 2010, which is reported in “other current assets” on the condensed consolidated balance sheet at September 30, 2010.  On October 11, 2010, arbitration proceedings were initiated concerning the termination of the purchase agreement and the return of the deposit.

On August 16, 2010, the Company completed the acquisition of certain oil and natural gas properties located in the Permian Basin from Crownrock, LP and Element Petroleum, LP (collectively referred to as “CrownQuest/Element”).  The results of operations of these properties have been included in the condensed consolidated financial statements since the acquisition date.  The Company paid $95.8 million in cash and recorded a receivable of $2.3 million, resulting in total consideration for the acquisition of approximately $93.5 million.  The transaction was financed with borrowings under the Company’s Credit Facility (as defined in Note 6).

On May 27, 2010, the Company completed the acquisition of interests in Henry Savings LP and Henry Savings Management LLC (collectively referred to as “Henry”) that primarily hold oil and natural gas properties located in the Permian Basin.  The results of operations of these properties have been included in the condensed consolidated financial statements since the acquisition date.  The Company paid $317.9 million in cash, including a deposit of $30.5 million paid in March 2010, and recorded a receivable from Henry of $10.1 million, resulting in total consideration for the acquisition of approximately $307.8 million.  The transaction was financed with borrowings under the Company’s Credit Facility.

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

business combinations is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates.

The following presents the values assigned to the aggregate net assets acquired as of the acquisition dates (in thousands):

Assets:
Cash acquired	$15,367
Current and noncurrent assets	32,170
Oil and natural gas properties	864,829
Total assets acquired	$912,366

Liabilities:
Current liabilities	$32,024
Asset retirement obligations	4,974
Total liabilities assumed	$36,998
Net assets acquired	$875,368

Current and noncurrent assets include trade accounts receivable, inventory, prepaid drilling costs, vehicles, natural gas imbalance receivables, land, natural gas plant and investments in noncontrolled entities.  Current liabilities include trade accounts payable, natural gas imbalance payables, ad valorem taxes payable and environmental liabilities.

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

Acquisition – Subsequent Event

On October 14, 2010, the Company completed two acquisitions of certain oil and natural gas properties located in the Wolfberry trend of the Permian Basin, from Crownrock, LP and Patriot Resources Partners LLC (collectively referred to as “CrownQuest/Patriot”) for a combined price of $250.2 million.  The transactions were financed with cash on hand and included a deposit of $12.7 million paid by the Company in September 2010.  The initial accounting for the business combination is not complete pending detailed analyses of the facts and circumstances that existed as of the acquisition date.

Acquisition – Pending

On September 2, 2010, the Company entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the Wolfberry trend of the Permian Basin for a contract price of $120.0 million.  The Company anticipates the acquisition will close on or before November 16, 2010, subject to closing conditions, and will be financed with cash on hand and proceeds from borrowings under its Credit Facility.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

Divestitures

In December 2008, the Company completed the sale of its deep rights in certain central Oklahoma acreage, which included the Woodford Shale interval.  In the first quarter of 2009, certain post-closing matters were resolved and the Company recorded a gain of $25.4 million, which is included in “(gains) losses on sale of assets and other, net” on the condensed consolidated statement of operations for the nine months ended September 30, 2009.

In July 2008, the Company completed the sale of its interests in oil and natural gas properties in the Appalachian Basin and, in March 2008, the Company also exited the drilling and service business in this basin.  The results of these operations were classified as discontinued operations on the condensed consolidated statements of operations and the amounts recorded in 2009 primarily represent post-closing adjustments.

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

Unit Repurchase Plan

In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases.  During the nine months ended September 30, 2010, 486,700 units were repurchased at an average unit price of $23.79 for a total cost of approximately $11.6 million.  All units were subsequently canceled.  At September 30, 2010, approximately $73.8 million was available for unit repurchase under the program.  The timing and amounts of any such repurchases will be at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements.  The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time.  Units are repurchased at fair market value on the date of repurchase.

Cancellation of Units

During the nine months ended September 30, 2010, the Company purchased 9,055 units for approximately $0.3 million, in conjunction with units received by the Company for the payment of minimum withholding

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

taxes due on units issued under its equity compensation plan (see Note 5).  All units were subsequently canceled.

Distributions

Under the Company’s limited liability company agreement, Company unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses.  Distributions paid by the Company during the nine months ended September 30, 2010, are presented on the condensed consolidated statement of unitholders’ capital.  On October 25, 2010, the Company’s Board of Directors declared a cash distribution of $0.66 per unit with respect to the third quarter of 2010, which represents a 5% increase over the previous quarter.  This distribution, totaling approximately $97.3 million, will be paid on November 12, 2010, to unitholders of record as of the close of business on November 4, 2010.

(4)	Oil and Natural Gas Capitalized Costs

Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	September 30, 2010	December 31, 2009
	(in thousands)
Proved properties:
Leasehold acquisition	$4,224,209	$3,398,292
Development	728,093	600,436
Unproved properties	131,360	78,067
	5,083,662	4,076,795
Less accumulated depletion and amortization	(622,216)	(463,413)
	$4,461,446	$3,613,382

(5)	Unit-Based Compensation

During the nine months ended September 30, 2010, the Company granted an aggregate 673,754 restricted units to employees, primarily as part of its annual review of employee compensation, with an aggregate fair value of approximately $17.3 million.  The restricted units vest over three years.  A summary of unit-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

General and administrative expenses	$3,070	$3,435	$10,280	$11,204
Lease operating expenses	76	84	266	269
Total unit-based compensation expenses	$3,146	$3,519	$10,546	$11,473
Income tax benefit	$1,162	$—	$3,897	$—

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(6)	Debt

The following summarizes debt outstanding:

	September 30, 2010					December 31, 2009
	Carrying Value		Fair Value (1)		Interest Rate (2)	Carrying Value	Fair Value (1)	Interest Rate (2)
	(in millions, except percentages)

Credit facility	$	―	$	―	―	$1,100	$1,100	2.98%
11.75% senior notes due 2017		250		280	12.73%	250	279	12.73%
9.875% senior notes due 2018		256		286	10.25%	256	271	10.25%
8.625% senior notes due 2020		1,300		1,373	9.00%	―	―	―
7.75% senior notes due 2021		1,000		1,003	8.00%	―	―	―
Less current maturities		―		―		―	―
		2,806		$2,942		1,606	$1,650
Unamortized discount		(64)				(17)
Total debt, net of discount		$2,742				$1,589

(1)
The carrying value of the Credit Facility is estimated to be substantially the same as its fair value.  Fair values of the senior notes were estimated based on prices quoted from third-party financial institutions.

(2)	Represents variable interest rate for the Credit Facility and effective interest rates for the senior notes.

Credit Facility

The Company’s Fourth Amended and Restated Revolving Credit Facility (“Credit Facility”) provides the Company a $1.50 billion facility with a maturity of April 2015.  In connection with amendments to its Credit Facility during 2010, the Company incurred financing fees and expenses of approximately $16.2 million, which will be amortized over the life of the Credit Facility.  Such amortized expenses are recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statements of operations.  At September 30, 2010, the borrowing base under the Credit Facility was $1.25 billion and available borrowing capacity was approximately $1.24 billion, which includes a $5.1 million reduction in availability for outstanding letters of credit.  In October 2010, in connection with the regular semi-annual borrowing base redetermination, the borrowing base was increased to $1.50 billion, and at October 25, 2010, available borrowing capacity was approximately $1.49 billion, which includes a $5.1 million reduction in availability for outstanding letters of credit.

Redetermination of the borrowing base under the Credit Facility occurs semi-annually, in April and October, as well as upon the occurrence of certain events, by the lenders at their sole discretion, based primarily on reserve reports that reflect commodity prices at such time.  The Company also has the right to request one additional borrowing base redetermination per year in connection with certain acquisitions, which right was last exercised in June 2010.  Significant declines in commodity prices may result in a decrease in the borrowing base.  The Company’s obligations under the Credit Facility are secured by mortgages on its oil and natural gas properties as well as a pledge of all ownership interests in its material operating subsidiaries.  The Company is required to maintain the mortgages on properties representing at least 80% of the total value of its oil and natural gas properties.  Additionally, the obligations under the Credit Facility are guaranteed by all of the Company’s material operating subsidiaries and are required to be guaranteed by any future subsidiaries.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

At the Company’s election, interest on borrowings under the Credit Facility, as amended in April 2010, is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 2.00% and 3.00% per annum or the alternate base rate (“ABR”) plus an applicable margin between 1.00% and 2.00% per annum.  Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans.  The Company is required to pay a quarterly fee of 0.5% per annum on the unused portion of the borrowing base under the Credit Facility.  The Credit Facility contains various covenants substantially similar to those included prior to the amendment.  The Company is in compliance with all financial and other covenants of the Credit Facility.

Senior Notes Due 2021

On September 13, 2010, the Company issued $1.0 billion in aggregate principal amount of 7.75% senior notes due 2021 (“2021 Notes”) at a price of 98.264%.  The 2021 Notes were sold to a group of initial purchasers (“2021 Initial Purchasers”) and then resold to qualified institutional buyers, each in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The Company received net proceeds of approximately $962.5 million (after deducting the 2021 Initial Purchasers’ discount and offering expenses).  The Company used a portion of the net proceeds to repay all of the outstanding indebtedness under its Credit Facility and to unwind its remaining interest rate swap agreements.  The remaining proceeds will be used to fund or partially fund acquisitions and for general corporate purposes.  In connection with the 2021 Notes, the Company incurred financing fees and expenses of approximately $20.1 million, which will be amortized over the life of the 2021 Notes.  The discount on the 2021 Notes, which totaled $17.4 million, will also be amortized over the life of the 2021 Notes.  Such amortized expenses are recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statements of operations.

The 2021 Notes were issued under an indenture dated September 13, 2010, (“2021 Indenture”), mature February 1, 2021, and bear interest at 7.75%.  Interest is payable semi-annually beginning March 15, 2011.  The 2021 Notes are general unsecured senior obligations of the Company and are effectively junior in right of payment to any secured indebtedness of the Company to the extent of the collateral securing such indebtedness.  Each of the Company’s material subsidiaries has guaranteed the 2021 Notes on a senior unsecured basis.  The 2021 Indenture provides that the Company may redeem: (i) on or prior to September 15, 2013, up to 35% of the aggregate principal amount of the 2021 Notes at a redemption price of 107.75% of the principal amount redeemed, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings; (ii) prior to September 15, 2015, all or part of the 2021 Notes at a redemption price equal to the principal amount redeemed, plus a make-whole premium (as defined in the 2021 Indenture) and accrued and unpaid interest; and (iii) on or after September 15, 2015, all or part of the 2021 Notes at redemption prices equal to 103.875% in 2015, 102.583% in 2016, 101.292% in 2017 and 100% in 2018 and thereafter, in each case, of the principal amount redeemed, plus accrued and unpaid interest.  The 2021 Indenture also provides that, if a change of control (as defined in the 2021 Indenture) occurs, the holders have a right to require the Company to repurchase all or part of the 2021 Notes at a redemption price equal to 101%, plus accrued and unpaid interest.

The 2021 Indenture contains covenants substantially similar to those under the Company’s 11.75% senior notes due 2017, 9.875% senior notes due 2018 and 8.625% senior notes due 2020 that, among other things, limit the Company’s ability to: (i) pay distributions on, purchase or redeem the Company’s units or redeem its subordinated debt; (ii) make investments; (iii) incur or guarantee additional indebtedness or issue certain types of equity securities; (iv) create certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of the Company’s assets; (vii) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.  The Company is in compliance with all financial and other covenants of the 2021 Notes.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In connection with the issuance and sale of the 2021 Notes, the Company entered into a Registration Rights Agreement (“2021 Registration Rights Agreement”) with the 2021 Initial Purchasers.  Under the 2021 Registration Rights Agreement, the Company agreed, in certain circumstances, to use its reasonable best efforts to file with the SEC and cause to become effective a registration statement relating to an offer to issue new notes having terms substantially identical to the 2021 Notes in exchange for outstanding 2021 Notes.  Additionally, in certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the 2021 Notes.  However, the Company will not be obligated to file the registration statements described above if the restrictive legend on the 2021 Notes has been removed and the 2021 Notes are freely tradable (in each case, other than with respect to persons that are affiliates of the Company) pursuant to Rule 144 of the Securities Act, as of the 366th day after the 2021 Notes were issued.  If the Company fails to satisfy its obligations under the 2021 Registration Rights Agreement, the Company may be required to pay additional interest to holders of the 2021 Notes under certain circumstances.

Senior Notes Due 2020

On April 6, 2010, the Company issued $1.30 billion in aggregate principal amount of 8.625% senior notes due 2020 (“2020 Notes”) at a price of 97.552%.  The 2020 Notes were sold to a group of initial purchasers (“2020 Initial Purchasers”) and then resold to qualified institutional buyers, each in transactions exempt from the registration requirements of the Securities Act.  The Company received net proceeds of approximately $1.24 billion (after deducting the 2020 Initial Purchasers’ discount and offering expenses).  The Company used a portion of the net proceeds to repay all of the outstanding indebtedness under its Credit Facility, to unwind certain interest rate swap agreements and to fund financing fees associated with an amendment to its Credit Facility.  The remaining proceeds were used to fund or partially fund acquisitions and for general corporate purposes.  In connection with the 2020 Notes, the Company incurred financing fees and expenses of approximately $27.5 million, which will be amortized over the life of the 2020 Notes.  The discount on the 2020 Notes, which totaled  $31.8 million, will also be amortized over the life of the 2020 Notes.  Such amortized expenses are recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statements of operations.

The 2020 Notes were issued under an indenture dated April 6, 2010, (“2020 Indenture”), mature April 15, 2020, and bear interest at 8.625%.  Interest is payable semi-annually beginning October 15, 2010.  The 2020 Notes are general unsecured senior obligations of the Company and are effectively junior in right of payment to any secured indebtedness of the Company to the extent of the collateral securing such indebtedness.  Each of the Company’s material subsidiaries has guaranteed the 2020 Notes on a senior unsecured basis.  The 2020 Indenture provides that the Company may redeem: (i) on or prior to April 15, 2013, up to 35% of the aggregate principal amount of the 2020 Notes at a redemption price of 108.625% of the principal amount redeemed, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings; (ii) prior to April 15, 2015, all or part of the 2020 Notes at a redemption price equal to the principal amount redeemed, plus a make-whole premium (as defined in the 2020 Indenture) and accrued and unpaid interest; and (iii) on or after April 15, 2015, all or part of the 2020 Notes at redemption prices equal to 104.313% in 2015, 102.875% in 2016, 101.438% in 2017 and 100% in 2018 and thereafter, in each case, of the principal amount redeemed, plus accrued and unpaid interest.  The 2020 Indenture also provides that, if a change of control (as defined in the 2020 Indenture) occurs, the holders have a right to require the Company to repurchase all or part of the 2020 Notes at a redemption price equal to 101%, plus accrued and unpaid interest.

The 2020 Indenture contains covenants substantially similar to those under the Company’s 11.75% senior notes due 2017, 9.875% senior notes due 2018 and 7.75% senior notes due 2021 that, among other things, limit the Company’s ability to: (i) pay distributions on, purchase or redeem the Company’s units or redeem its subordinated debt; (ii) make investments; (iii) incur or guarantee additional indebtedness or issue certain types of equity securities; (iv) create certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

substantially all of the Company’s assets; (vii) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.  The Company is in compliance with all financial and other covenants of the 2020 Notes.

In connection with the issuance and sale of the 2020 Notes, the Company entered into a Registration Rights Agreement (“2020 Registration Rights Agreement”) with the 2020 Initial Purchasers.  Under the 2020 Registration Rights Agreement, the Company agreed, in certain circumstances, to use its reasonable best efforts to file with the SEC and cause to become effective a registration statement relating to an offer to issue new notes having terms substantially identical to the 2020 Notes in exchange for outstanding 2020 Notes.  Additionally, in certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the 2020 Notes.  However, the Company will not be obligated to file the registration statements described above if the restrictive legend on the 2020 Notes has been removed and the 2020 Notes are freely tradable (in each case, other than with respect to persons that are affiliates of the Company) pursuant to Rule 144 of the Securities Act, as of the 366th day after the 2020 Notes were issued.  If the Company fails to satisfy its obligations under the 2020 Registration Rights Agreement, the Company may be required to pay additional interest to holders of the 2020 Notes under certain circumstances.

Senior Notes Due 2017 and Senior Notes Due 2018

On May 18, 2009, the Company issued $250.0 million in aggregate principal amount of 11.75% senior notes due May 15, 2017, at a price of 95.081%.  On June 27, 2008, the Company issued $255.9 million in aggregate principal amount of 9.875% senior notes due July 1, 2018, at a price of 97.684%.

(7)	Derivatives

Commodity Derivatives

The Company utilizes derivative instruments to minimize the variability in cash flow due to commodity price movements.  The Company enters into derivative instruments such as swap contracts, put options and collars to economically hedge its forecasted oil and natural gas sales.  The Company did not designate these contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings.  See Note 8 for fair value disclosures about oil and natural gas commodity derivatives.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes open positions as of September 30, 2010, and represents, as of such date, derivatives in place through December 31, 2015, on annual production volumes:

	September 30 – December 31, 2010	2011	2012		2013		2014		2015
Natural gas positions:
Fixed price swaps:
Hedged volume (MMMBtu)	9,891	31,901		49,410		49,275		49,275		49,275
Average price ($/MMBtu)	$8.90	$9.50		$5.97		$5.97		$5.97		$5.97
Puts:
Hedged volume (MMMBtu)	1,740	6,960		25,364		25,295		―		―
Average price ($/MMBtu)	$8.50	$9.50		$6.25		$6.25	$	―	$	―
PEPL puts: (1)
Hedged volume (MMMBtu)	2,659	13,259		―		―		―		―
Average price ($/MMBtu)	$7.85	$8.50	$	―	$	―	$	―	$	―
Total:
Hedged volume (MMMBtu)	14,290	52,120		74,774		74,570		49,275		49,275
Average price ($/MMBtu)	$8.66	$9.25		$6.07		$6.07		$5.97		$5.97

Oil positions:
Fixed price swaps: (2)
Hedged volume (MBbls)	538	2,803		4,484		4,471		4,654		1,643
Average price ($/Bbl)	$90.00	$89.91		$95.88		$95.88		$89.03		$87.04
Puts:
Hedged volume (MBbls)	562	2,352		2,196		2,190		―		―
Average price ($/Bbl)	$110.00	$75.00		$75.00		$75.00	$	―	$	―
Collars:
Hedged volume (MBbls)	62	276		―		―		―		―
Average floor price ($/Bbl)	$90.00	$90.00	$	―	$	―	$	―	$	―
Average ceiling price ($/Bbl)	$112.00	$112.25	$	―	$	―	$	―	$	―
Total:
Hedged volume (MBbls)	1,162	5,431		6,680		6,661		4,654		1,643
Average price ($/Bbl)	$99.68	$83.46		$89.01		$89.01		$89.03		$87.04

Natural gas basis differential positions:
PEPL basis swaps: (1)
Hedged volume (MMMBtu)	10,791	35,541		34,066		31,700		―		―
Hedged differential ($/MMBtu)	$(0.97)	$(0.96)		$(0.95)		$(1.01)	$	―	$	―

(1)
Settle on the Panhandle Eastern Pipeline (“PEPL”) spot price of natural gas to hedge basis differential associated with natural gas production in the Mid-Continent Deep and Mid-Continent Shallow regions.

(2)
As presented in the table above, the Company has certain outstanding fixed price oil swaps on 8,250 Bbls of daily production which may be extended annually at a price of $100.00 per Bbl for each of the years ending December 31, 2015, December 31, 2016, and December 31, 2017, if the counterparties determine that the strike prices are in-the-money on a designated date in each respective preceding year.  The extension for each year is exercisable without respect to the other years.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

During the first half of 2010, the Company entered into commodity derivative contracts, consisting of oil and natural gas swaps and puts for certain years through 2015, and paid premiums for put options of approximately $91.0 million.  In addition, in September 2010, the Company entered into commodity derivative contracts consisting of oil swaps for 2012 through 2015.

Settled derivatives on natural gas production for the three months and nine months ended September 30, 2010, included volumes of 14,290 MMMBtu and 42,870 MMMBtu, respectively, at average contract prices of $8.66 per MMBtu.  Settled derivatives on oil production for the three months and nine months ended September 30, 2010, included volumes of 1,162 MBbls and 3,487 MBbls, respectively, at average contract prices of $99.68 per Bbl.  The natural gas derivatives are settled based on the closing New York Mercantile Exchange (“NYMEX”) futures price of natural gas or on the published PEPL spot price of natural gas on the settlement date, which occurs on the third day preceding the production month.  The oil derivatives are settled based on the month’s average daily NYMEX price of light oil and settlement occurs on the final day of the production month.

In October 2010, the Company entered into commodity derivative contracts, consisting of oil swaps and natural gas swaps and puts for certain years through 2015, and paid premiums for put options of approximately $29.3 million.  At October 25, 2010, the Company had derivative contracts in place for 2010 and 2011 at average prices of $99.68 per Bbl and $84.09 per Bbl for oil and $8.66 per MMBtu and $8.24 per MMBtu for natural gas, respectively.  Additionally, the Company has derivative contracts in place covering a substantial portion of its exposure to the Mid-Continent natural gas basis differential through 2015.

Interest Rate Swaps

The Company may from time to time enter into interest rate swap agreements based on LIBOR to minimize the effect of fluctuations in interest rates.  If LIBOR is lower than the fixed rate in the contract, the Company is required to pay the counterparty the difference, and conversely, the counterparty is required to pay the Company if LIBOR is higher than the fixed rate in the contract.  The Company does not designate interest rate swap agreements as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings.

In April 2010, the Company restructured its interest rate swap portfolio in conjunction with the repayment of all of the outstanding indebtedness under its Credit Facility with net proceeds from the issuance of the 2020 Notes (see Note 6).  In conjunction with the repayment of borrowings under its Credit Facility with proceeds from the issuance of the 2020 Notes, during the second quarter of 2010, the Company canceled (before the contract settlement date) certain interest rate swap agreements for 2010 through 2013, resulting in realized losses of approximately $74.3 million.  In September 2010, the Company canceled (before the contract settlement date) all of its remaining interest rate swap agreements in conjunction with the repayment of all of the outstanding indebtedness under its Credit Facility with net proceeds from the issuance of the 2021 Notes (see Note 6).  The cancellation of the interest rate swap agreements in September 2010, resulted in a realized loss of approximately $49.6 million.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Balance Sheet Presentation

The Company’s commodity and interest rate derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets.  The following summarizes the fair value of derivatives outstanding on a gross basis:

	September 30, 2010	December 31, 2009
	(in thousands)
Assets:
Commodity derivatives	$762,142	$549,879
Interest rate swaps	―	2,603
	$762,142	$552,482
Liabilities:
Commodity derivatives	$280,153	$192,573
Interest rate swaps	―	69,644
	$280,153	$262,217

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk.  The Company’s counterparties are current or former participants or affiliates of current or former participants in its Credit Facility (see Note 6), which is secured by the Company’s oil and natural gas reserves; therefore, the Company is not required to post any collateral.  The Company does not require collateral from its counterparties.  The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $762.1 million at September 30, 2010.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity and interest rate derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of such loss is somewhat mitigated.

Gains (Losses) on Derivatives

Gains and losses on derivatives are reported on the condensed consolidated statements of operations in “gains (losses) on oil and natural gas derivatives” and “losses on interest rate swaps” and include realized and unrealized gains (losses).  Realized gains (losses), excluding canceled derivatives, represent amounts related to the settlement of derivative instruments, and for commodity derivatives, are aligned with the underlying production.  Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following presents the Company’s reported gains and losses on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Realized gains (losses):
Commodity derivatives	$82,910	$97,209	$228,573	$328,165
Interest rate swaps	―	(10,958)	(8,021)	(31,629)
Canceled derivatives	(49,590)	44,780	(123,865)	48,977
	$33,320	$131,031	$96,687	$345,513
Unrealized gains (losses):
Commodity derivatives	$(39,405)	$(156,054)	$34,726	$(462,727)
Interest rate swaps	38,089	(14,751)	63,978	6,327
	$(1,316)	$(170,805)	$98,704	$(456,400)
Total gains (losses):
Commodity derivatives	$43,505	$(14,065)	$263,299	$(85,525)
Interest rate swaps	(11,501)	(25,709)	(67,908)	(25,362)
	$32,004	$(39,774)	$195,391	$(110,887)

During the three months and nine months ended September 30, 2010, the Company canceled (before the contract settlement date) all of its interest rate swap agreements resulting in realized losses of approximately $49.6 million and $123.9 million, respectively.   During the three months and nine months ended September 30, 2009, the Company canceled (before the contract settlement date) derivative contracts on estimated future oil and natural gas production resulting in realized net gains of approximately $44.8 million and $49.0 million, respectively.

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

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2010
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$762,142	$(268,561)	$493,581

Liabilities:
Commodity derivatives	$280,153	$(268,561)	$11,592

(1)	Represents counterparty netting under agreements governing such derivatives.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(9)	Asset Retirement Obligations

Asset retirement obligations associated with retiring tangible long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable and are included in “other noncurrent liabilities” on the condensed consolidated balance sheets.  Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations.  The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount.  Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.0% for the nine months ended September 30, 2010); and (iv) a credit-adjusted risk-free interest rate (average of 8.8% for the nine months ended September 30, 2010).

The following presents a reconciliation of the asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2009	$33,135
Liabilities added from acquisitions	4,974
Liabilities added from drilling	166
Current year accretion expense	2,017
Settlements	(148)
Asset retirement obligations at September 30, 2010	$40,144

(10)	Commitments and Contingencies

The Company has been named as a defendant in a number of lawsuits and is involved in various other disputes arising in the ordinary course of business, including claims from royalty owners related to disputed royalty payments and royalty valuations.  The Company has established reserves that management currently believes are adequate to provide for potential liabilities based upon its evaluation of these matters.  The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for income (loss) from continuing operations:

	Income (Loss) (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands)
Three months ended September 30, 2010:
Income from continuing operations:
Allocated to units	$4,143
Allocated to unvested restricted units	(46)
	$4,097
Income per unit:
Basic income per unit		145,956	$0.03
Dilutive effect of unit equivalents		502	―
Diluted income per unit		146,458	$0.03

Three months ended September 30, 2009:
Loss from continuing operations:
Allocated to units	$(82,462)
Allocated to unvested restricted units	—
	$(82,462)
Loss per unit:
Basic loss per unit		119,792	$(0.69)
Dilutive effect of unit equivalents		—	—
Diluted loss per unit		119,792	$(0.69)

Nine months ended September 30, 2010:
Income from continuing operations:
Allocated to units	$129,239
Allocated to unvested restricted units	(1,361)
	$127,878
Income per unit:
Basic income per unit		140,598	$0.91
Dilutive effect of unit equivalents		408	―
Diluted income per unit		141,006	$0.91

Nine months ended September 30, 2009:
Loss from continuing operations:
Allocated to units	$(229,876)
Allocated to unvested restricted units	—
	$(229,876)
Loss per unit:
Basic loss per unit		116,610	$(1.97)
Dilutive effect of unit equivalents		—	—
Diluted loss per unit		116,610	$(1.97)

Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to 0.3 million and 0.6 million unit options and warrants for the three months and nine months ended

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

September 30, 2010, respectively.  Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to 2.2 million and 2.1 million unit options and warrants for the three months and nine months ended September 30, 2009, respectively.  All equivalent units were anti-dilutive for the three months and nine months ended September 30, 2009, as the Company reported a loss from continuing operations.

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

(13)	Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows

“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	September 30, 2010	December 31, 2009
	(in thousands)

Accrued compensation	$12,922	$14,378
Accrued interest	75,484	18,332
Other	514	1,212
	$88,920	$33,922

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)

Cash payments for interest, net of amounts capitalized	$55,404	$50,990
Cash payments for income taxes	$1,785	$922
Noncash investing activities:
In connection with the acquisition of oil and natural gas properties, liabilities were assumed as follows:
Fair value of assets acquired	$896,999	$116,882
Cash paid, net of cash acquired	(872,621)	(116,694)
Receivables from sellers	12,620	2,729
Liabilities assumed	$36,998	$2,917

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Restricted cash of $2.7 million and $2.1 million is included in “other noncurrent assets” on the condensed consolidated balance sheets at September 30, 2010, and December 31, 2009, respectively, and represents cash deposited by the Company into a separate account and designated for asset retirement obligations in accordance with contractual agreements.

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

Executive Overview

LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets.  LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering in January 2006.  The Company’s properties are located in five regions in the United States:

•	Mid-Continent Deep, which includes the Texas Panhandle Deep Granite Wash formation and deep formations in Oklahoma and Kansas;
•	Mid-Continent Shallow, which includes the Texas Panhandle Brown Dolomite formation and shallow formations in Oklahoma, Louisiana and Illinois;
•	California, which includes the Brea Olinda Field of the Los Angeles Basin;
•	Permian Basin, which includes areas in West Texas and Southeast New Mexico; and
•	Michigan, which includes the Antrim Shale formation in the northern part of the state.

Results for the three months ended September 30, 2010, included the following:

•	oil, natural gas and NGL sales of approximately $177.3 million, compared to $103.0 million for the third quarter of 2009;
•	average daily production of 283 MMcfe/d, compared to 217 MMcfe/d for the third quarter of 2009;
•	realized gains on commodity derivatives of approximately $82.9 million, compared to $142.0 million for the third quarter of 2009;
•	adjusted EBITDA of approximately $185.0 million, compared to $142.4 million for the third quarter of 2009;
•	adjusted net income of approximately $56.3 million, compared to $45.9 million for the third quarter of 2009;
•	capital expenditures, excluding acquisitions, of approximately $74.5 million, compared to $24.5 million for the third quarter of 2009; and
•	37 wells drilled (36 successful), compared to six wells drilled (all successful) for the third quarter of 2009.

Results for the nine months ended September 30, 2010, included the following:

•	oil, natural gas and NGL sales of approximately $479.9 million, compared to $274.8 million for the nine months ended September 30, 2009;

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	average daily production of 251 MMcfe/d, compared to 218 MMcfe/d for the nine months ended September 30, 2009;
•	realized gains on commodity derivatives of approximately $228.6 million, compared to $377.2 million for the nine months ended September 30, 2009;
•	adjusted EBITDA of approximately $511.4 million, compared to $423.8 million for the nine months ended September 30, 2009;
•	adjusted net income of approximately $156.3 million, compared to $154.3 million for the nine months ended September 30, 2009;
•	capital expenditures, excluding acquisitions, of approximately $147.4 million, compared to $128.0 million for the nine months ended September 30, 2009; and
•	75 wells drilled (74 successful), compared to 66 wells drilled (65 successful) for the nine months ended September 30, 2009.

Adjusted EBITDA and adjusted net income are non-GAAP financial measures used by management to analyze Company performance.  Adjusted EBITDA is a measure used by Company management to evaluate cash flow and the Company’s ability to sustain or increase distributions.  The most significant reconciling items between net income (loss) and adjusted EBITDA are interest expense and noncash items, including the change in fair value of derivatives, and depreciation, depletion and amortization.  Adjusted net income is used by Company management to evaluate its operational performance from oil and natural gas properties, prior to unrealized (gains) losses on derivatives, realized (gains) losses on canceled derivatives, impairment of goodwill and long-lived assets and (gains) losses on sale of assets, net.  See “Non-GAAP Financial Measures” on page 40 for a reconciliation of each non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Acquisition – Pending

On September 2, 2010, the Company entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the Wolfberry trend of the Permian Basin for a contract price of $120.0 million.  The Company anticipates the acquisition will close on or before November 16, 2010, subject to closing conditions, and will be financed with cash on hand and proceeds from borrowings under its Credit Facility.

Acquisitions – 2010

On October 14, 2010, the Company completed two acquisitions of certain oil and natural gas properties located in the Wolfberry trend of the Permian Basin, from CrownQuest/Patriot for a combined price of $250.2 million.  The acquisitions increased the Company’s position in the Permian Basin and included approximately 18 MMBoe (105 Bcfe) of proved reserves as of the acquisition date.  Proved reserves as of the acquisition date were estimated using the average oil and natural gas prices during the preceding 12-month period, determined as an unweighted average of the first-day-of-the-month prices for each month. The majority of the reserves were oil reserves.

On July 16, 2010, the Company entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the East Texas Oil Field in Gregg and Rusk counties for a contract price of $95.0 million.  On September 29, 2010, in accordance with the terms of the purchase agreement, the Company sent a notice to the sellers of the Company’s intention to terminate the purchase agreement as a result of certain conditions to closing not being met.  The Company paid a deposit of $9.2 million in July 2010, which is reported in “other current assets” on the condensed consolidated balance sheet at September 30, 2010.  On October 11, 2010, arbitration proceedings were initiated concerning the termination of the purchase agreement and the return of the deposit.

On August 16, 2010, the Company completed the acquisition of certain oil and natural gas properties located in the Permian Basin from CrownQuest/Element for total consideration of approximately $93.5 million.  The acquisition increased the Company’s position in the Permian Basin and included approximately 7 MMBoe (40 Bcfe) of proved

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

reserves as of the acquisition date.  Proved reserves as of the acquisition date were estimated using the average oil and natural gas prices during the preceding 12-month period, determined as an unweighted average of the first-day-of-the-month prices for each month.  The majority of the reserves were oil reserves.

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

Senior Notes Due 2021

On September 13, 2010, the Company issued $1.0 billion in aggregate principal amount of 7.75% senior notes due 2021 (“2021 Notes”) and received net proceeds of approximately $962.5 million.  The Company used a portion of the net proceeds to repay all of the outstanding indebtedness under its Credit Facility and to unwind its remaining interest rate swap agreements.  The remaining proceeds will be used to fund or partially fund acquisitions and for general corporate purposes.

Commodity Derivatives

The Company hedges a significant portion of its forecasted production to reduce exposure to fluctuations in the prices of oil and natural gas and provide long-term cash flow predictability to pay distributions, service debt and manage its business.  By removing a significant portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices.

In October 2010, the Company entered into commodity derivative contracts, consisting of oil swaps and natural gas swaps and puts for certain years through 2015, and paid premiums for put options of approximately $29.3 million.  At October 25, 2010, the Company had derivative contracts in place for 2010 and 2011 at average prices of $99.68 per Bbl and $84.09 per Bbl for oil and $8.66 per MMBtu and $8.24 per MMBtu for natural gas, respectively.  Additionally, the Company has derivative contracts in place covering a substantial portion of its exposure to the Mid-Continent natural gas basis differential through 2015.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following table summarizes open positions as of October 25, 2010, and represents, as of such date, derivatives in place through December 31, 2015, on annual production volumes:

	October 25 – December 31, 2010	2011	2012		2013		2014		2015
Natural gas positions:
Fixed price swaps:
Hedged volume (MMMBtu)	6,595	31,901		49,410		50,278		54,202		53,837
Average price ($/MMBtu)	$8.90	$9.50		$5.97		$5.96		$5.93		$5.95
Puts:
Hedged volume (MMMBtu)	1,160	19,297		25,364		25,295		23,178		23,178
Average price ($/MMBtu)	$8.50	$5.98		$6.25		$6.25		$5.00		$5.00
PEPL puts: (1)
Hedged volume (MMMBtu)	1,772	13,259		―		―		―		―
Average price ($/MMBtu)	$7.85	$8.50	$	―	$	―	$	―	$	―
Total:
Hedged volume (MMMBtu)	9,527	64,457		74,774		75,573		77,380		77,015
Average price ($/MMBtu)	$8.66	$8.24		$6.07		$6.06		$5.65		$5.66

Oil positions:
Fixed price swaps: (2)
Hedged volume (MBbls)	538	4,737		6,734		7,318		7,026		1,643
Average price ($/Bbl)	$90.00	$88.25		$93.16		$97.58		$93.58		$87.04
Puts:
Hedged volume (MBbls)	562	2,352		2,196		2,190		―		―
Average price ($/Bbl)	$110.00	$75.00		$75.00		$75.00	$	―	$	―
Collars:
Hedged volume (MBbls)	62	276		―		―		―		―
Average floor price ($/Bbl)	$90.00	$90.00	$	―	$	―	$	―	$	―
Average ceiling price ($/Bbl)	$112.00	$112.25	$	―	$	―	$	―	$	―
Total:
Hedged volume (MBbls)	1,162	7,365		8,930		9,508		7,026		1,643
Average price ($/Bbl)	$99.68	$84.09		$88.69		$92.38		$93.58		$87.04

Natural gas basis differential positions:
PEPL basis swaps: (1)
Hedged volume (MMMBtu)	7,194	35,541		37,735		38,854		42,194		42,194
Hedged differential ($/MMBtu)	$(0.97)	$(0.96)		$(0.89)		$(0.89)		$(0.39)		$(0.39)

(1)
Settle on the Panhandle Eastern Pipeline (“PEPL”) spot price of natural gas to hedge basis differential associated with natural gas production in the Mid-Continent Deep and Mid-Continent Shallow regions.

(2)
As presented in the table above, the Company has certain outstanding fixed price oil swaps on 14,750 Bbls of daily production which may be extended annually at a price of $100.00 per Bbl for each of the years ending December 31, 2015, December 31, 2016, and December 31, 2017, if the counterparties determine that the strike prices are in-the-money on a designated date in each respective preceding year.  The extension for each year is exercisable without respect to the other years.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations – Continuing Operations

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

	Three Months Ended September 30,
	2010	2009	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$53,801	$35,208	$18,593
Oil sales	95,625	50,135	45,490
NGL sales	27,880	17,646	10,234
Total oil, natural gas and NGL sales	177,306	102,989	74,317
Gains (losses) on oil and natural gas derivatives	43,505	(14,065)	57,570
Natural gas marketing revenues	635	1,351	(716)
Other revenues	915	150	765
	$222,361	$90,425	$131,936
Expenses:
Lease operating expenses	$41,901	$33,453	$8,448
Transportation expenses	5,154	6,367	(1,213)
Natural gas marketing expenses	468	98	370
General and administrative expenses (1)	23,751	19,655	4,096
Exploration costs	281	861	(580)
Bad debt expenses	(70)	500	(570)
Depreciation, depletion and amortization	62,482	49,440	13,042
Taxes, other than income taxes	12,011	5,965	6,046
Losses on sale of assets and other, net	6,073	1,999	4,074
	$152,051	$118,338	$33,713
Other income and (expenses)	$(66,134)	$(54,491)	$(11,643)
Income (loss) from continuing operations before income taxes	$4,176	$(82,404)	$86,580

Adjusted EBITDA (2)	$184,964	$142,378	$42,586
Adjusted net income (2)	$56,301	$45,924	$10,377

(1)
General and administrative expenses for the three months ended September 30, 2010, and September 30, 2009, include approximately $3.1 million and $3.4 million, respectively, of noncash unit-based compensation expenses.

(2)
This is a non-GAAP measure used by management to analyze the Company’s performance.  See “Non-GAAP Financial Measures” on page 40 for a reconciliation of the non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended September 30,
	2010	2009	Variance
Average daily production:
Natural gas (MMcf/d)	143	122	17%
Oil (MBbls/d)	14.6	8.8	66%
NGL (MBbls/d)	8.9	7.1	25%
Total (MMcfe/d)	283	217	30%

Weighted average prices (hedged): (1)
Natural gas (Mcf)	$8.32	$8.38	(1)%
Oil (Bbl)	$91.80	$109.30	(16)%
NGL (Bbl)	$34.21	$27.06	26%

Weighted average prices (unhedged): (2)
Natural gas (Mcf)	$4.09	$3.14	30%
Oil (Bbl)	$71.42	$61.90	15%
NGL (Bbl)	$34.21	$27.06	26%

Average NYMEX prices:
Natural gas (MMBtu)	$4.38	$3.39	29%
Oil (Bbl)	$76.20	$68.86	11%

Costs per Mcfe of production:
Lease operating expenses	$1.61	$1.67	(4)%
Transportation expenses	$0.20	$0.32	(38)%
General and administrative expenses (3)	$0.91	$0.98	(7)%
Depreciation, depletion and amortization	$2.40	$2.47	(3)%
Taxes, other than income taxes	$0.46	$0.30	53%

(1)
Includes the effect of realized gains on derivatives of approximately $82.9 million and $97.2 million (excluding $44.8 million of realized net gains on canceled contracts) for the three months ended September 30, 2010, and September 30, 2009, respectively.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
General and administrative expenses for the three months ended September 30, 2010, and September 30, 2009, include approximately $3.1 million and $3.4 million, respectively, of noncash unit-based compensation expenses.  Excluding these amounts, general and administrative expenses for the three months ended September 30, 2010, and September 30, 2009, were $0.79 per Mcfe and $0.81 per Mcfe, respectively.  This is a non-GAAP measure used by management to analyze the Company’s performance.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other

Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $74.3 million or 72% to approximately $177.3 million for the three months ended September 30, 2010, from $103.0 million for the three months ended September 30, 2009, due to higher commodity prices and higher production volumes.  Higher oil, natural gas and NGL prices resulted in an increase in revenues of approximately $12.8 million, $12.5 million and $5.8 million, respectively.

Average daily production volumes increased to 283 MMcfe/d during the three months ended September 30, 2010, from 217 MMcfe/d during the three months ended September 30, 2009.  Higher oil, natural gas and NGL production volumes resulted in an increase in revenues of approximately $32.8 million, $6.0 million and $4.4 million, respectively.

	Three Months Ended September 30,
	2010	2009	Variance
Average daily production (MMcfe/d):
Mid-Continent Deep	136	132	4	3%
Mid-Continent Shallow	66	71	(5)	(7)%
California	14	14	—	—
Permian Basin	36	—	36	—
Michigan	31	—	31	—
	283	217	66	30%

The 3% increase in average daily production volumes in the Mid-Continent Deep region primarily reflects the impact of the Company’s 2010 capital drilling program in the Granite Wash, partially offset by natural declines.  The 7% decrease in average daily production volumes in the Mid-Continent Shallow region primarily reflects an adjustment to processing terms made during the third quarter of 2009.  Average daily production volumes in the California region reflect the impact of drilling and optimization programs which offset the effects of natural declines.  Average daily production volumes in the Permian Basin region reflect the Merit, Henry, CrownQuest/Element and Forest acquisitions in the first, second and third quarters of 2010 and the third quarter of 2009, respectively.  Average daily production volumes in the Michigan region reflect the HighMount acquisition in the second quarter of 2010 (see Note 2).

Gains (Losses) on Oil and Natural Gas Derivatives
The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis.  See Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” Note 7 and Note 8 for additional information about commodity derivatives.  During the three months ended September 30, 2010, the Company had commodity derivative contracts for approximately 109% of its natural gas production and 87% of its oil production, which resulted in realized gains of approximately $82.9 million.  During the three months ended September 30, 2009, the Company recorded realized gains of approximately $142.0 million (including realized net gains on canceled contracts of approximately $44.8 million).  Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives.  During the third quarter of 2010 and 2009, expected future oil and natural gas prices increased, which resulted in unrealized losses on derivatives of approximately $39.4 million and $156.1 million for the three months ended September 30, 2010, and September 30, 2009, respectively.  For information about the Company’s credit risk related to derivative contracts see “Counterparty Credit Risk” in “Liquidity and Capital Resources” below.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Expenses

Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses.  Lease operating expenses increased by approximately $8.4 million or 25% to $41.9 million for the three months ended September 30, 2010, from $33.5 million for the three months ended September 30, 2009.  Lease operating expenses increased primarily due to costs associated with properties acquired in the Permian Basin and Michigan regions during 2010 and late in the third quarter of 2009 (see Note 2).  Lease operating expenses per Mcfe decreased to $1.61 per Mcfe for the three months ended September 30, 2010, from $1.67 per Mcfe for the three months ended September 30, 2009.

Transportation Expenses
Transportation expenses decreased by approximately $1.2 million or 19% to $5.2 million for the three months ended September 30, 2010, from $6.4 million for the three months ended September 30, 2009, primarily due to increased expenses on nonoperated properties during the three months ended September 30, 2009.

General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and include costs of employees and executive officers, related benefits, office leases and professional fees.  General and administrative expenses increased by approximately $4.1 million or 21% to $23.8 million for the three months ended September 30, 2010, from $19.7 million for the three months ended September 30, 2009.  The increase was primarily due to an increase in salaries and benefits expense of approximately $1.8 million, driven primarily by increased employee headcount, and acquisition integration expenses of approximately $1.7 million.  General and administrative expenses per Mcfe decreased to $0.91 per Mcfe for the three months ended September 30, 2010, from $0.98 per Mcfe for the three months ended September 30, 2009.

Exploration Costs
Exploration costs decreased by approximately $0.6 million or 67% to $0.3 million for the three months ended September 30, 2010, from $0.9 million for the three months ended September 30, 2009.  The decrease was primarily due to fewer lease-term expirations related to unproved leasehold costs.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $13.1 million or 27% to $62.5 million for the three months ended September 30, 2010, from $49.4 million for the three months ended September 30, 2009.  Higher total production volume levels, primarily due to the Company’s acquisitions in the Permian Basin and Michigan regions in 2010 and late in the third quarter of 2009, were the main reason for the increase.  Depreciation, depletion and amortization per Mcfe decreased to $2.40 per Mcfe for the three months ended September 30, 2010, from $2.47 per Mcfe for the three months ended September 30, 2009.

Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, increased by approximately $6.0 million or 100% to $12.0 million for the three months ended September 30, 2010, from $6.0 million for the three months ended September 30, 2009.  Severance taxes, which are a function of revenues generated from production, increased by approximately $4.4 million compared to the three months ended September 30, 2009, primarily due to higher commodity prices and higher total production volume levels.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased slightly compared to the three months ended September 30, 2009, primarily due to property acquisitions in the Permian Basin.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Three Months Ended September 30,
	2010	2009	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(53,497)	$(28,025)	$(25,472)
Realized losses on interest rate swaps	―	(10,958)	10,958
Realized losses on canceled interest rate swaps	(49,590)	―	(49,590)
Unrealized gains (losses) on interest rate swaps	38,089	(14,751)	52,840
Other, net	(1,136)	(757)	(379)
	$(66,134)	$(54,491)	$(11,643)

Other income and (expenses) increased by approximately $11.6 million during the three months ended September 30, 2010, compared to the three months ended September 30, 2009.  During the three months ended September 30, 2010, the Company canceled (before the contract settlement date) all of its remaining interest rate swap agreements, resulting in a realized loss of approximately $49.6 million.  This loss was offset by an increase in unrealized gains and a decrease in realized losses on interest rate swaps during the three months ended September 30, 2010, compared to the three months ended September 30, 2009.  Additionally, in the second and third quarters of 2010, the Company entered into an amendment to its Credit Facility and issued the 2020 Notes and the 2021 Notes, which resulted in increased interest expense due to higher interest rates and higher amortization of financing fees.  See “Debt” in “Liquidity and Capital Resources” below for additional details.

Income Tax Expense

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the states of Texas and Michigan, with income tax liabilities and/or benefits of the Company passed through to unitholders.  Limited liability companies are subject to state income taxes in Texas and Michigan.  In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.  The Company recognized an income tax expense of approximately $33 thousand for the three months ended September 30, 2010, compared to an income tax expense of approximately $58 thousand for the same period in 2009.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure) increased by approximately $42.6 million or 30% to $185.0 million for the three months ended September 30, 2010, from $142.4 million for the three months ended September 30, 2009, primarily due to higher production revenues resulting from higher commodity prices and higher total production volume levels, partially offset by lower realized gains on commodity derivatives.  See “Non-GAAP Financial Measures” on page 40 for a reconciliation of adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations – Continuing Operations

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

	Nine Months Ended September 30,
	2010	2009	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$158,114	$111,749	$46,365
Oil sales	237,815	119,171	118,644
NGL sales	83,958	43,839	40,119
Total oil, natural gas and NGL sales	479,887	274,759	205,128
Gains (losses) on oil and natural gas derivatives	263,299	(85,525)	348,824
Natural gas marketing revenues	3,252	3,050	202
Other revenues	1,363	1,757	(394)
	$747,801	$194,041	$553,760
Expenses:
Lease operating expenses	$111,490	$100,322	$11,168
Transportation expenses	15,030	11,850	3,180
Natural gas marketing expenses	2,209	1,318	891
General and administrative expenses (1)	71,545	63,247	8,298
Exploration costs	4,297	4,625	(328)
Bad debt expenses	(89)	500	(589)
Depreciation, depletion and amortization	169,614	151,934	17,680
Taxes, other than income taxes	32,602	21,414	11,188
(Gains) losses on sale of assets and other, net	5,699	(24,717)	30,416
	$412,397	$330,493	$81,904
Other income and (expenses)	$(200,455)	$(93,045)	$(107,410)
Income (loss) from continuing operations before income taxes	$134,949	$(229,497)	$364,446

Adjusted EBITDA (2)	$511,446	$423,790	$87,656
Adjusted net income (2)	$156,299	$154,257	$2,042

(1)
General and administrative expenses for the nine months ended September 30, 2010, and September 30, 2009, include approximately $10.3 million and $11.2 million, respectively, of noncash unit-based compensation expenses.

(2)
This is a non-GAAP measure used by management to analyze the Company’s performance.  See “Non-GAAP Financial Measures” on page 40 for a reconciliation of the non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Nine Months Ended September 30,
	2010	2009	Variance
Average daily production:
Natural gas (MMcf/d)	131	129	2%
Oil (MBbls/d)	12.0	8.8	36%
NGL (MBbls/d)	8.0	6.1	31%
Total (MMcfe/d)	251	218	15%

Weighted average prices (hedged): (1)
Natural gas (Mcf)	$8.66	$8.16	6%
Oil (Bbl)	$96.01	$113.69	(16)%
NGL (Bbl)	$38.35	$26.47	45%

Weighted average prices (unhedged): (2)
Natural gas (Mcf)	$4.42	$3.18	39%
Oil (Bbl)	$72.57	$49.68	46%
NGL (Bbl)	$38.35	$26.47	45%

Average NYMEX prices:
Natural gas (MMBtu)	$4.59	$3.93	17%
Oil (Bbl)	$77.65	$57.19	36%

Costs per Mcfe of production:
Lease operating expenses	$1.63	$1.69	(4)%
Transportation expenses	$0.22	$0.20	10%
General and administrative expenses (3)	$1.04	$1.06	(2)%
Depreciation, depletion and amortization	$2.47	$2.56	(4)%
Taxes, other than income taxes	$0.48	$0.36	33%

(1)
Includes the effect of realized gains on derivatives of approximately $228.6 million and $328.2 million (excluding $49.0 million of realized net gains on canceled contracts) for the nine months ended September 30, 2010, and September 30, 2009, respectively.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
General and administrative expenses for the nine months ended September 30, 2010, and September 30, 2009, include approximately $10.3 million and $11.2 million, respectively, of noncash unit-based compensation expenses.  Excluding these amounts, general and administrative expenses for the nine months ended September 30, 2010, and September 30, 2009, were $0.89 per Mcfe and $0.88 per Mcfe, respectively.  This is a non-GAAP measure used by management to analyze the Company’s performance.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other

Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $205.1 million or 75% to approximately $479.9 million for the nine months ended September 30, 2010, from $274.8 million for the nine months ended September 30, 2009, due to higher commodity prices and higher production volumes.  Higher oil, natural gas and NGL prices resulted in an increase in revenues of approximately $75.0 million, $44.2 million and $26.0 million, respectively.

Average daily production volumes increased to 251 MMcfe/d during the nine months ended September 30, 2010, from 218 MMcfe/d during the nine months ended September 30, 2009.  Higher oil, natural gas and NGL production volumes resulted in an increase in revenues of approximately $43.6 million, $2.2 million and $14.1 million, respectively.

	Nine Months Ended September 30,
	2010	2009	Variance
Average daily production (MMcfe/d):
Mid-Continent Deep	132	137	(5)	(4)%
Mid-Continent Shallow	66	67	(1)	(1)%
California	14	14	—	—
Permian Basin	22	—	22	—
Michigan	17	—	17	—
	251	218	33	15%

The 4% decrease in average daily production volumes in the Mid-Continent Deep region primarily reflects natural declines, in addition to minimal capital development during the second half of 2009 due to low commodity prices, partially offset by the impact of the Company’s 2010 capital drilling program in the Granite Wash.  Average daily production volumes in the Mid-Continent Shallow and California regions reflect the impact of optimization projects which offset the effect of natural declines.  Average daily production volumes in the Permian Basin region reflect the Merit, Henry, CrownQuest/Element and Forest acquisitions in the first, second and third quarters of 2010 and the third quarter of 2009, respectively.  Average daily production volumes in the Michigan region reflect the HighMount acquisition in the second quarter of 2010 (see Note 2).

Gains (Losses) on Oil and Natural Gas Derivatives
The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis.  See Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” Note 7 and Note 8 for additional information about commodity derivatives.  During the nine months ended September 30, 2010, the Company had commodity derivative contracts for approximately 120% of its natural gas production and 106% of its oil production, which resulted in realized gains of approximately $228.6 million.  During the nine months ended September 30, 2009, the Company recorded realized gains of approximately $377.2 million (including realized net gains on canceled contracts of approximately $49.0 million).  Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives.  During the first three quarters of 2010, expected future oil and natural gas prices decreased, which resulted in unrealized gains on derivatives of approximately $34.7 million for the nine months ended September 30, 2010.  During the first three quarters of 2009, expected future oil and natural gas prices increased, which resulted in unrealized losses on derivatives of approximately $462.7 million for the nine months ended September 30, 2009.  For information about the Company’s credit risk related to derivative contracts see “Counterparty Credit Risk” in “Liquidity and Capital Resources” below.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Expenses

Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses.  Lease operating expenses increased by approximately $11.2 million or 11% to $111.5 million for the nine months ended September 30, 2010, from $100.3 million for the nine months ended September 30, 2009.  Lease operating expenses increased primarily due to costs associated with properties acquired in the Permian Basin and Michigan regions in 2010 and late in the third quarter of 2009 (see Note 2).  Lease operating expenses per Mcfe decreased to $1.63 per Mcfe for the nine months ended September 30, 2010, from $1.69 per Mcfe for the nine months ended September 30, 2009.

Transportation Expenses
Transportation expenses increased by approximately $3.1 million or 26% to $15.0 million for the nine months ended September 30, 2010, from $11.9 million for the nine months ended September 30, 2009, primarily due to increased production volumes.  Transportation expenses also increased due to higher transportation rates associated with owned facilities.

General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and include costs of employees and executive officers, related benefits, office leases and professional fees.  General and administrative expenses increased by approximately $8.3 million or 13% to $71.5 million for the nine months ended September 30, 2010, from $63.2 million for the nine months ended September 30, 2009.  The increase was primarily due to an increase in salaries and benefits expense of approximately $5.9 million, driven primarily by increased employee headcount, and acquisition integration expenses of approximately $3.7 million.  These increases were partially offset by a decrease in professional fees.  General and administrative expenses per Mcfe decreased to $1.04 per Mcfe for the nine months ended September 30, 2010, from $1.06 per Mcfe for the nine months ended September 30, 2009.

Exploration Costs
Exploration costs decreased by approximately $0.3 million or 7% to $4.3 million for the nine months ended September 30, 2010, from $4.6 million for the nine months ended September 30, 2009.  The decrease was primarily due to fewer lease-term expirations related to unproved leasehold costs.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $17.7 million or 12% to $169.6 million for the nine months ended September 30, 2010, from $151.9 million for the nine months ended September 30, 2009.  Higher total production volume levels, primarily due to the Company’s acquisitions in the Permian Basin and Michigan regions in 2010 and late in the third quarter of 2009, were the main reason for the increase.  Depreciation, depletion and amortization per Mcfe decreased to $2.47 per Mcfe for the nine months ended September 30, 2010, from $2.56 per Mcfe for the nine months ended September 30, 2009.

Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, increased by approximately $11.2 million or 52% to $32.6 million for the nine months ended September 30, 2010, from $21.4 million for the nine months ended September 30, 2009.  Severance taxes, which are a function of revenues generated from production, increased by approximately $9.6 million compared to the nine months ended September 30, 2009, primarily due to higher commodity prices and higher total production volume levels.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased slightly compared to the nine months ended September 30, 2009, primarily due to property acquisitions in the Permian Basin.

(Gains) Losses on Sale of Assets and Other, Net
During the nine months ended September 30, 2009, the Company recorded a gain of approximately $25.4 million from the sale of Woodford Shale assets (see Note 2).

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Nine Months Ended September 30,
	2010	2009	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(127,119)	$(65,696)	$(61,423)
Realized losses on interest rate swaps	(8,021)	(31,629)	23,608
Realized losses on canceled interest rate swaps	(123,865)	(60)	(123,805)
Unrealized gains on interest rate swaps	63,978	6,327	57,651
Other, net	(5,428)	(1,987)	(3,441)
	$(200,455)	$(93,045)	$(107,410)

Other income and (expenses) increased by approximately $107.4 million during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to increased realized losses on canceled interest rate swaps.  During the nine months ended September 30, 2010, the Company canceled (before the contract settlement date) all of its remaining interest rate swap agreements, resulting in realized losses of approximately $123.9 million.  These losses were partially offset by an increase in unrealized gains and a decrease in realized losses on interest rate swaps during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  Additionally, in the second and third quarters of 2010, the Company entered into an amendment to its Credit Facility and issued the 2020 Notes and the 2021 Notes, which resulted in increased interest expense due to higher interest rates and higher amortization of financing fees.  See “Debt” in “Liquidity and Capital Resources” below for additional details.

Income Tax Expense

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the states of Texas and Michigan, with income tax liabilities and/or benefits of the Company passed through to unitholders.  Limited liability companies are subject to state income taxes in Texas and Michigan.  In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.  The Company recognized income tax expense of approximately $5.7 million and $0.4 million for the nine months ended September 30, 2010, and September 30, 2009, respectively.  Income tax expense increased during the nine months ended September 30, 2010, primarily due to an increase in income as a result of cost recovery for unit-based compensation at the Company’s taxable subsidiary.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure) increased by approximately $87.6 million or 21% to $511.4 million for the nine months ended September 30, 2010, from $423.8 million for the nine months ended September 30, 2009, primarily due to higher production revenues resulting from higher commodity prices and higher total production volumes, partially offset by lower realized gains on commodity derivatives.  See “Non-GAAP Financial Measures” on page 40 for a reconciliation of adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity and Capital Resources

The Company utilizes funds from equity and debt offerings, bank borrowings and cash generated from operations for capital resources and liquidity.  To date, the primary use of capital has been for the acquisition and development of oil and natural gas properties.  For the nine months ended September 30, 2010, the Company’s capital expenditures, excluding acquisitions, were approximately $147.4 million.  For 2010, the Company estimates its capital expenditures, excluding acquisitions, will be approximately $250.0 million.  This estimate reflects amounts for the development of properties associated with acquisitions (see Note 2), is under continuous review and subject to ongoing adjustment.  The Company expects to fund these capital expenditures primarily with cash flow from operations.

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

Statements of Cash Flows

The following is a comparative cash flow summary:

	Nine Months Ended September 30,
	2010	2009	Variance
	(in thousands)
Net cash:
Provided by operating activities (1)	$183,419	$330,124	$(146,705)
Used in investing activities	(1,013,549)	(247,993)	(765,556)
Provided by (used in) financing activities	1,225,959	(100,204)	1,326,163
Net increase (decrease) in cash and cash equivalents	$395,829	$(18,073)	$413,902

(1)	The nine months ended September 30, 2010, and September 30, 2009, include premiums paid for commodity derivatives of approximately $91.0 million and $93.6 million, respectively.

Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2010, was approximately $183.4 million, compared to $330.1 million for the nine months ended September 30, 2009.  The decrease was primarily due to approximately $123.9 million in realized losses on canceled interest rate derivatives during the nine months ended September 30, 2010, compared to approximately $49.0 million in realized net gains on canceled commodity derivatives during the same period in 2009.

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

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cash flow from investing activities:
Acquisition of oil and natural gas properties, net of cash acquired	$(894,521)	$(116,694)
Capital expenditures	(119,724)	(157,981)
Proceeds from sale of properties and equipment	696	26,682
	$(1,013,549)	$(247,993)

The primary use of cash in investing activities is for capital spending, which is partially offset by proceeds from asset sales.  Cash used in investing activities for the nine months ended September 30, 2010, relates to the acquisition of properties in Michigan, the Permian Basin and Mid-Continent regions.  See Note 2 for additional details.

Capital expenditures were lower for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to the timing of drilling activities.  The Company’s drilling program was accelerated in the first half of 2009 but was curtailed due to low commodity prices during the second half of the year.  The drilling program has been accelerated during the second half of 2010 and capital expenditures for full year 2010 are expected to be approximately $250.0 million.

Proceeds from sale of properties were lower for the nine months ended September 30, 2010, compared to the same period in 2009, primarily due to the proceeds received in 2009 related to the sale of acreage in central Oklahoma (see Note 2).

Financing Activities
Cash provided by financing activities was approximately $1.23 billion for the nine months ended September 30, 2010, compared to cash used in financing activities of $100.2 million for the nine months ended September 30, 2009.  The increase in financing cash flow was primarily attributable to proceeds from the Company’s March 2010 offering of units (see below) and increased borrowings to fund acquisitions, partially offset by repayments of debt.  The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Proceeds from borrowings:
Credit facility	$920,000	$361,500
Senior notes	2,250,816	237,703
	$3,170,816	$599,203
Repayments of debt:
Credit facility	$(2,020,000)	$(513,893)

Debt

The Company’s Credit Facility has a borrowing base of $1.50 billion and a maturity of April 2015.  On April 6, 2010, the Company issued $1.30 billion in aggregate principal amount of 8.625% senior notes due 2020 and received net proceeds of approximately $1.24 billion.  The Company used a portion of the net proceeds to repay all

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

of the outstanding indebtedness under its Credit Facility, to unwind certain interest rate swap agreements and to fund financing fees associated with an amendment to its Credit Facility.  The remaining proceeds were used to fund or partially fund acquisitions and for general corporate purposes.  In addition, on September 13, 2010, the Company issued $1.0 billion in aggregate principal amount of 7.75% senior notes due 2021 and received net proceeds of approximately $962.5 million.  The Company used a portion of the net proceeds to repay all of the outstanding indebtedness under its Credit Facility and to unwind its remaining interest rate swap agreements.  The remaining proceeds will be used to fund or partially fund acquisitions and for general corporate purposes.

At October 25, 2010, the Company had approximately $1.49 billion in available borrowing capacity under its Credit Facility.  The Company also has outstanding $250.0 million in aggregate principal amount of 11.75% senior notes due 2017, $255.9 million in aggregate principal amount of 9.875% senior notes due 2018, $1.30 billion in aggregate principal amount of 8.625% senior notes due 2020 and $1.0 billion in aggregate principal amount of 7.75% senior notes due 2021.  For additional information about the Company’s debt instruments, such as interest rates and covenants, see Note 6.  The Company is in compliance with all financial and other covenants of the Credit Facility and senior notes.

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

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Distributions

Under the Company’s limited liability company agreement, unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses.  The following provides a summary of distributions paid by the Company during the nine months ended September 30, 2010:

Date Paid	Period Covered by Distribution	Distribution Per Unit	Total Distribution
			(in millions)

August 2010	April 1 – June 30, 2010	$0.63	$92.9
May 2010	January 1 – March 31, 2010	$0.63	$93.1
February 2010	October 1 – December 31, 2009	$0.63	$82.3

On October 25, 2010, the Company’s Board of Directors declared a cash distribution of $0.66 per unit, or $2.64 per unit on an annualized basis, with respect to the third quarter of 2010, which represents a 5% increase over the previous quarter.  This distribution, totaling approximately $97.3 million, will be paid on November 12, 2010, to unitholders of record as of the close of business on November 4, 2010.

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements.

Contingencies

The Company has been named as a defendant in a number of lawsuits and is involved in various other disputes arising in the ordinary course of business, including claims from royalty owners related to disputed royalty payments and royalty valuations.  The Company has established reserves that management currently believes is adequate to provide for potential liabilities based upon its evaluation of these matters.  The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

During the nine months ended September 30, 2010, and September 30, 2009, the Company made no significant payments to settle any legal, environmental or tax proceedings.  The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters, as necessary.  Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Commitments and Contractual Obligations

The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2009 Annual Report on Form 10-K.  With the exception of: (i) an amendment to the Company’s Credit Facility that provides a $1.50 billion facility and extends the maturity from August 2012 to April 2015; (ii) the issuance of $1.30 billion in aggregate principal amount of 8.625% senior notes due 2020; and (iii) the issuance of $1.0 billion in aggregate principal amount of 7.75% senior notes due 2021, there have been no significant changes to the Company’s contractual obligations from December 31, 2009.  See Note 6 for additional information about the Company’s debt instruments.

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

The Company defines adjusted EBITDA as income (loss) from continuing operations plus the following adjustments:

•	Net operating cash flow from acquisitions and divestitures, effective date through closing date;
•	Interest expense;
•	Depreciation, depletion and amortization;
•	Impairment of goodwill and long-lived assets;
•	Write-off of deferred financing fees and other;
•	(Gains) losses on sale of assets and other, net;
•	Provision for legal matters;
•	Unrealized (gains) losses on commodity derivatives;
•	Unrealized (gains) losses on interest rate derivatives;
•	Realized (gains) losses on interest rate derivatives;
•	Realized (gains) losses on canceled derivatives;
•	Unit-based compensation expenses;
•	Exploration costs; and
•	Income tax (benefit) expense.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following presents a reconciliation of income (loss) from continuing operations to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Income (loss) from continuing operations	$4,143	$(82,462)	$129,239	$(229,876)
Plus:
Net operating cash flow from acquisitions and divestitures, effective date through closing date	4,200	3,593	22,717	3,593
Interest expense, cash	16,125	21,978	55,818	50,990
Interest expense, noncash	37,372	6,047	71,301	14,706
Depreciation, depletion and amortization	62,482	49,440	169,614	151,934
Write-off of deferred financing fees and other	―	―	2,076	204
(Gains) losses on sale of assets and other, net	1,276	2,361	1,946	(23,290)
Provision for legal matters	5,000	―	5,000	―
Unrealized (gains) losses on commodity derivatives	39,405	156,054	(34,726)	462,727
Unrealized (gains) losses on interest rate derivatives	(38,089)	14,751	(63,978)	(6,327)
Realized losses on interest rate derivatives	―	10,958	8,021	31,629
Realized (gains) losses on canceled derivatives	49,590	(44,780)	123,865	(48,977)
Unit-based compensation expenses	3,146	3,519	10,546	11,473
Exploration costs	281	861	4,297	4,625
Income tax expense	33	58	5,710	379
Adjusted EBITDA from continuing operations	$184,964	$142,378	$511,446	$423,790

The following presents a reconciliation of net cash provided by operating activities to adjusted EBITDA:

Net cash provided by operating activities for the three months ended September 30, 2010, was approximately $108.2 million and includes cash interest payments of approximately $15.9 million, realized losses on canceled derivatives of approximately $49.6 million and other items totaling approximately $11.3 million that are not included in adjusted EBITDA.  Net cash provided by operating activities for the three months ended September 30, 2009, was approximately $71.9 million and includes cash interest payments of approximately $21.7 million, realized gains on canceled derivatives of approximately $(44.8) million, cash settlements on interest rate derivatives of approximately $11.0 million, premiums paid for commodity derivatives of approximately $93.6 million and other items totaling approximately $(11.0) million that are not included in adjusted EBITDA.  Net cash provided by operating activities for the nine months ended September 30, 2010, was approximately $183.4 million and includes cash interest payments of approximately $55.4 million, cash settlements on interest rate derivatives of approximately $11.1 million, realized losses on canceled derivatives of approximately $123.9 million, premiums paid for commodity derivatives of approximately $91.0 million and other items totaling approximately $46.6 million that are not included in adjusted EBITDA.  Net cash provided by operating activities for the nine months ended September 30, 2009, was approximately $330.1 million and includes cash interest payments of approximately $50.7 million, cash settlements on interest rate derivatives of approximately $30.8 million, realized gains on canceled derivatives of approximately $(49.0) million, premiums paid for commodity derivatives of $93.6 million and other items totaling approximately $(32.4) million that are not included in adjusted EBITDA.

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

The following presents a reconciliation of income (loss) from continuing operations to adjusted net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per unit amounts)

Income (loss) from continuing operations	$4,143	$(82,462)	$129,239	$(229,876)
Plus:
Unrealized (gains) losses on commodity derivatives	39,405	156,054	(34,726)	462,727
Unrealized (gains) losses on interest rate derivatives	(38,089)	14,751	(63,978)	(6,327)
Realized (gains) losses on canceled derivatives	49,590	(44,780)	123,865	(48,977)
(Gains) losses on sale of assets, net	1,252	2,361	1,899	(23,290)
Adjusted net income from continuing operations	$56,301	$45,924	$156,299	$154,257

Income (loss) from continuing operations per unit – basic	$0.03	$(0.69)	$0.91	$(1.97)
Plus, per unit:
Unrealized (gains) losses on commodity derivatives	0.26	1.30	(0.24)	3.96
Unrealized (gains) losses on interest rate derivatives	(0.26)	0.12	(0.45)	(0.05)
Realized (gains) losses on canceled derivatives	0.34	(0.37)	0.87	(0.42)
(Gains) losses on sale of assets, net	0.01	0.02	0.01	(0.20)
Adjusted net income from continuing operations per unit – basic	$0.38	$0.38	$1.10	$1.32

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

The following should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s 2009 Annual Report on Form 10-K.  A reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”

Commodity Price Risk

The Company enters into derivative contracts with respect to a portion of its projected production through various transactions that provide an economic hedge of the risk related to the future prices received.  The Company does not enter into derivative contracts for trading purposes (see Note 7).  At September 30, 2010, the fair value of contracts that settle during the next 12 months was an asset of approximately $285.7 million and a liability of $2.9 million for a net asset of approximately $282.8 million.  A 10% increase in the index oil and natural gas prices above the September 30, 2010, prices for the next 12 months would result in a net asset of approximately $215.4 million which represents a decrease in the fair value of approximately $67.4 million; conversely, a 10% decrease in the index oil and natural gas prices would result in a net asset of approximately $350.4 million which represents an increase in the fair value of approximately $67.6 million.

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

At September 30, 2010, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 3.76%.  A 1% increase in the average public bond yield spread would result in an estimated $1.1 million increase in net income for the nine months ended September 30, 2010.  At September 30, 2010, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 2.21%.  A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $1.6 million decrease in net income for the nine months ended September 30, 2010.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

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

There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2010 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.             Legal Proceedings

For a discussion of general legal proceedings, see Note 10 of Notes to Condensed Consolidated Financial Statements.

Environmental

In May 2010, the Company entered into a settlement agreement with the South Coast Air Quality Management District under which the Company agreed to pay penalties and fees for improper natural gas flaring under its current permit.  The Company has not been cited for violation of emission standards associated with this activity and it is taking appropriate steps to remedy the situation.  The Company estimates that total penalties associated with this matter will be approximately $100 thousand and has paid approximately $73 thousand as of September 30, 2010.  The Company does not expect this matter to have a material adverse impact on its financial condition or results of operations.

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

The recently enacted Health Care and Education Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects certain individuals, estates and trusts to an Unearned Income Medicare Contribution tax of 3.8% on certain income.  In the case of an individual having a modified adjusted gross income in excess of $200 thousand (or $250 thousand for married taxpayers filing joint returns), the provision imposes a tax equal to 3.8% of the lesser of such excess and the individual’s “net investment income,” which will include net income and gains from the ownership or disposition of our units.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100.0 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases.  The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time.  The Company did not repurchase any units during the three months ended September 30, 2010.  At September 30, 2010, approximately $73.8 million was available for unit repurchase under the program.

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

Item 6.             Exhibits

Exhibit Number			Description
2	.1*†	—	Purchase and Sale Agreement, dated September 3, 2010, between Linn Energy Holdings, LLC, as purchaser and Patriot Resources Partners LLC, as seller
2	.2*†	—	Purchase and Sale Agreement, dated September 3, 2010, between Linn Energy Holdings, LLC, as purchaser and Crownrock, LP, as seller
2	.3*†	—	Purchase and Sale Agreement, dated September 2, 2010, between Linn Energy Holdings, LLC, as purchaser and Element Petroleum, LP, as seller
3.1		—
Third Amended and Restated Limited Liability Company Agreement of Linn Energy, LLC, dated September 3, 2010 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed September 7, 2010)

4.1		—
Indenture, dated September 13, 2010, among Linn Energy, LLC, Linn Energy Finance Corp., the Subsidiary Guarantors named therein and U. S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 13, 2010)

4.2		—
Registration Rights Agreement, dated September 13, 2010, among Linn Energy, LLC, Linn Energy Finance Corp., the Subsidiary Guarantors named therein and the representatives of the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed September 7, 2010)

10	.1*	—
Fourth Amendment, dated October 15, 2010, to Fourth Amended and Restated Credit Agreement among Linn Energy, LLC as Borrower, BNP Paribas, as Administrative Agent, and the Lenders and agents Party thereto

31	.1*	—	Section 302 Certification of Mark E. Ellis, President and Chief Executive Officer of Linn Energy, LLC
31	.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
32	.1*	—	Section 906 Certification of Mark E. Ellis, President and Chief Executive Officer of Linn Energy, LLC
32	.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
101	.INS**	—	XBRL Instance Document
101	.SCH**	—	XBRL Taxonomy Extension Schema Document
101	.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

LINN ENERGY, LLC
(Registrant)

Date: October 28, 2010	/s/ David B. Rottino
David B. Rottino
Senior Vice President of Finance, Business Development and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)