Form 10-Q/A
period 2010-09-30
LINN ENERGY, LLC
filed 2010-10-29
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Linn Energy, LLC (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission on October 28, 2010 (the “Form 10-Q”), for the sole purpose of furnishing the Interactive Data File as Exhibit 101.  The Interactive Data File was inadvertently omitted from the Form 10-Q due to technical difficulties associated with the Company’s use of its EDGAR filing software.

No other changes have been made to the Form 10-Q and this Form 10-Q/A does not modify or update any related disclosures made in the Form 10-Q.

PART II – OTHER INFORMATION

ITEM 6.                      EXHIBITS

See Index to Exhibits beginning on page 2.

1

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

31	.1*	—	Section 302 Certification of Mark E. Ellis, President and Chief Executive Officer of Linn Energy, LLC
31	.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
32	.1*	—	Section 906 Certification of Mark E. Ellis, President and Chief Executive Officer of Linn Energy, LLC
32	.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
101	.INS**	—	XBRL Instance Document
101	.SCH**	—	XBRL Taxonomy Extension Schema Document
101	.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q on October 28, 2010, for the period ended September 30, 2010.

**	Furnished herewith.

†
The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K.  The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.

2

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

3