Form 10-Q
period 2011-03-31
LINN ENERGY, LLC
filed 2011-04-28
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of March 31, 2011, there were 176,792,351 units outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.       Financial Statements
LINN ENERGY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$195,324	$236,001
Accounts receivable – trade, net	214,654	184,624
Derivative instruments	135,640	234,675
Other current assets	56,914	55,609
Total current assets	602,532	710,909

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	6,002,884	5,664,503
Less accumulated depletion and amortization	(779,795)	(719,035)
	5,223,089	4,945,468

Other property and equipment	147,266	139,903
Less accumulated depreciation	(38,252)	(35,151)
	109,014	104,752

Derivative instruments	11,309	56,895
Other noncurrent assets	121,216	115,124
	132,525	172,019
Total noncurrent assets	5,464,628	5,222,239
Total assets	$6,067,160	$5,933,148

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$231,872	$219,830
Derivative instruments	44,551	12,839
Other accrued liabilities	67,966	82,439
Total current liabilities	344,389	315,108

Noncurrent liabilities:
Credit facility	160,000	―
Senior notes, net	2,347,806	2,742,902
Derivative instruments	298,390	39,797
Other noncurrent liabilities	48,080	47,125
Total noncurrent liabilities	2,854,276	2,829,824

Commitments and contingencies (Note 10)

Unitholders’ capital:
176,792,351 units and 159,009,795 units issued and outstanding at March 31, 2011, and December 31, 2010, respectively	3,076,060	2,549,099
Accumulated income (loss)	(207,565)	239,117
	2,868,495	2,788,216
Total liabilities and unitholders’ capital	$6,067,160	$5,933,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$240,707	$149,386
Gains (losses) on oil and natural gas derivatives	(369,476)	96,003
Marketing revenues	1,173	1,394
Other revenues	1,123	253
	(126,473)	247,036
Expenses:
Lease operating expenses	45,901	31,222
Transportation expenses	5,855	4,620
Marketing expenses	809	969
General and administrative expenses	30,560	24,488
Exploration costs	445	3,861
Bad debt expenses	(38)	189
Depreciation, depletion and amortization	66,366	49,191
Taxes, other than income taxes	15,727	10,200
(Gains) losses on sale of assets and other, net	614	(322)
	166,239	124,418
Other income and (expenses):
Loss on extinguishment of debt	(84,562)	—
Interest expense, net of amounts capitalized	(63,464)	(27,653)
Losses on interest rate swaps	—	(23,162)
Other, net	(1,746)	(601)
	(149,772)	(51,416)
Income (loss) before income taxes	(442,484)	71,202
Income tax expense	(4,198)	(5,892)
Net income (loss)	$(446,682)	$65,310

Net income (loss) per unit:
Basic	$(2.75)	$0.50
Diluted	$(2.75)	$0.50
Weighted average units outstanding:
Basic	163,107	129,533
Diluted	163,107	129,922

Distributions declared per unit	$0.66	$0.63

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ CAPITAL
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Income (Loss)	Total Unitholders’ Capital
	(in thousands)

December 31, 2010	159,010	$2,549,099	$239,117	$2,788,216
Sale of units, net of underwriting discounts and expenses of $26,256	16,726	622,715	—	622,715
Issuance of units	1,056	363	—	363
Distributions to unitholders		(105,673)	—	(105,673)
Unit-based compensation expenses		5,638	—	5,638
Excess tax benefit from unit-based compensation		3,918	—	3,918
Net loss		—	(446,682)	(446,682)
March 31, 2011	176,792	$3,076,060	$(207,565)	$2,868,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(446,682)	$65,310
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	66,366	49,191
Unit-based compensation expenses	5,638	4,135
Loss on extinguishment of debt	84,562	―
Amortization and write-off of deferred financing fees and other	5,732	8,916
(Gains) losses on sale of assets and other, net	48	(3)
Bad debt expenses	(38)	189
Deferred income tax	100	3,623
Mark-to-market on derivatives:
Total (gains) losses	369,476	(72,841)
Cash settlements	65,450	54,713
Premiums paid for derivatives	―	(14,996)
Changes in assets and liabilities:
Increase in accounts receivable – trade, net	(36,230)	(15,161)
(Increase) decrease in other assets	(560)	1,140
Increase in accounts payable and accrued expenses	9,355	3,288
Decrease in other liabilities	(15,251)	(7,772)
Net cash provided by operating activities	107,966	79,732

Cash flow from investing activities:
Acquisition of oil and natural gas properties	(257,349)	(199,539)
Development of oil and natural gas properties	(93,086)	(22,860)
Purchases of other property and equipment	(6,375)	(2,089)
Proceeds from sale of properties and equipment and other	(1,258)	3
Net cash used in investing activities	(358,068)	(224,485)

Cash flow from financing activities:
Proceeds from sale of units	648,971	431,250
Proceeds from borrowings	160,000	250,000
Repayments of debt	(408,397)	(445,000)
Distributions to unitholders	(105,673)	(82,274)
Financing fees, offering expenses and other, net	(89,394)	(16,850)
Excess tax benefit from unit-based compensation	3,918	1,777
Purchase of units	―	(252)
Net cash provided by financing activities	209,425	138,651

Net decrease in cash and cash equivalents	(40,677)	(6,102)
Cash and cash equivalents:
Beginning	236,001	22,231
Ending	$195,324	$16,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

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

Principles of Consolidation and Reporting

The condensed consolidated financial statements at March 31, 2011, and for the three months ended March 31, 2011, and March 31, 2010, are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with United States generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations, and as such this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany transactions and balances have been eliminated upon consolidation.  Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  The estimates that are particularly significant to the financial statements include estimates of the Company’s reserves of oil, natural gas and natural gas liquids (“NGL”), future cash flows from oil and natural gas properties, depreciation, depletion and amortization, asset retirement obligations, fair values of commodity derivatives and, when applicable, interest rate derivatives, and fair values of assets acquired and liabilities assumed.  As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Such estimates and assumptions are adjusted when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ from these estimates.  Any changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 2 – Acquisitions and Divestitures

Acquisitions – 2011

On March 31, 2011, the Company completed the acquisition of certain oil and natural gas properties in the Bakken play, located in the Williston Basin of North Dakota, from an affiliate of Concho Resources Inc. (“Concho”).  The results of operations of these properties will be included in the condensed consolidated financial statements from the acquisition date.  The Company paid $196 million in cash and recorded a receivable from Concho of $2 million, resulting in total consideration for the acquisition of approximately $194 million.  The transaction was financed primarily with proceeds from the Company’s March 2011 public offering of units, as described below.

During the first quarter of 2011, the Company completed other smaller acquisitions of oil and natural gas properties located in its various operating regions.  The results of operations of these properties have been included in the condensed consolidated financial statements since the acquisition dates.  The Company, in the aggregate, paid approximately $43 million in total consideration for these properties with cash on hand.

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

The following presents the values assigned to the net assets acquired as of the acquisition dates (in thousands):

Assets:
Current	$344
Noncurrent	54
Oil and natural gas properties	234,084
Total assets acquired	$234,482

Liabilities:
Current liabilities	$(2,411)
Asset retirement obligations	175
Total liabilities assumed	$(2,236)
Net assets acquired	$236,718

Current assets include receivables, prepaids and inventory of oil produced but not yet sold and noncurrent assets include other property and equipment.  Current liabilities include payables, ad valorem taxes payable and environmental liabilities.

The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount.  Significant inputs to the valuation of oil and natural gas properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; (iv) estimated future cash flows; and (v) a market-based weighted average cost of capital rate.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Other

In July 2010, the Company entered into a definitive purchase and sale agreement (“PSA”) to acquire certain oil and natural gas properties for a contract price of $95 million.  Upon the execution of the PSA, the Company paid a deposit of approximately $9 million.  In September 2010, in accordance with the terms of the PSA, the Company terminated the PSA as a result of certain conditions to closing not being met.  On March 28, 2011, an arbitration panel granted a favorable final ruling to the Company with regard to the termination of the PSA and the return of the deposit.  The $9 million deposit is included in “other current assets” on the Company’s condensed consolidated balance sheet at March 31, 2011.

Acquisitions – Subsequent Events

On April 1, 2011, the Company completed the acquisition of certain oil and natural gas properties located in the Permian Basin.  The Company paid $200 million in cash, including a deposit of $20 million paid in February 2011 which is reported in “other noncurrent assets” on the condensed consolidated balance sheet at March 31, 2011.  The transaction was financed with cash on hand and borrowings under the Company’s Credit Facility (as defined in Note 6).

On April 5, 2011, the Company completed an additional acquisition of certain oil and natural gas properties located in the Permian Basin and paid approximately $38 million in cash.  The transaction was financed with borrowings under the Company’s Credit Facility.

On April 13, 2011, and April 14, 2011, the Company entered into two definitive purchase and sale agreements to acquire certain oil and natural gas properties in North Dakota for a combined contract price of $163 million, subject to closing conditions.  The Company anticipates that the acquisitions will close on May 2, 2011, and will be financed with borrowings under its Credit Facility.

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

Note 3 – Unitholders’ Capital

Public Offering of Units

In March 2011, the Company sold 16,726,067 units representing limited liability company interests at $38.80 per unit ($37.248 per unit, net of underwriting discount) for net proceeds of approximately $623 million (after underwriting discount and offering expenses of approximately $26 million).  The Company used the net proceeds from the sale of these units to fund the March 2011 redemptions of a portion of the outstanding 2017 Notes and 2018 Notes and to fund the cash tender offers and related expenses for a portion of the remaining 2017 Notes and 2018 Notes (see Note 6).  The Company used the remaining net proceeds from the sale of units to finance a portion of the acquisition in the Williston Basin.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Distributions

Under the Company’s limited liability company agreement, the Company’s unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses.  Distributions paid by the Company during the three months ended March 31, 2011, are presented on the condensed consolidated statement of unitholders’ capital.  On April 26, 2011, the Company’s Board of Directors declared a cash distribution of $0.66 per unit with respect to the first quarter of 2011.  The distribution, totaling approximately $117 million, will be paid on May 13, 2011, to unitholders of record as of the close of business on May 6, 2011.

Note 4 – Oil and Natural Gas Capitalized Costs

Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	March 31, 2011	December 31, 2010
	(in thousands)
Proved properties:
Leasehold acquisition	$4,923,197	$4,695,704
Development	945,912	840,175
Unproved properties	133,775	128,624
	6,002,884	5,664,503
Less accumulated depletion and amortization	(779,795)	(719,035)
	$5,223,089	$4,945,468

Note 5 – Unit-Based Compensation

During the three months ended March 31, 2011, the Company granted an aggregate 1,042,502 restricted units to employees, primarily as part of its annual review of employee compensation, with an aggregate fair value of approximately $40 million.  The restricted units vest over three years.  A summary of unit-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

General and administrative expenses	$5,404	$4,014
Lease operating expenses	234	121
Total unit-based compensation expenses	$5,638	$4,135
Income tax benefit	$2,083	$1,635

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 6 – Debt

The following summarizes debt outstanding:

	March 31, 2011			December 31, 2010
	Carrying Value	Fair Value (1)	Interest Rate (2)	Carrying Value		Fair Value (1)		Interest Rate (2)
	(in millions, except percentages)

Credit facility	$160	$160	2.25%	$	―	$	―	―
11.75% senior notes due 2017	58	69	12.73%		250		288	12.73%
9.875% senior notes due 2018	40	46	10.25%		256		279	10.25%
8.625% senior notes due 2020	1,300	1,438	9.00%		1,300		1,396	9.00%
7.75% senior notes due 2021	1,000	1,064	8.00%		1,000		1,021	8.00%
Less current maturities	―	―			―		―
	2,558	$2,777			2,806		$2,984
Unamortized discount	(50)				(63)
Total debt, net of discount	$2,508				$2,743

(1)
The carrying value of the Credit Facility is estimated to be substantially the same as its fair value.  Fair values of the senior notes were estimated based on prices quoted from third-party financial institutions.

(2)	Represents variable interest rate for the Credit Facility and effective interest rates for the senior notes.

Credit Facility

The Company’s Fourth Amended and Restated Revolving Credit Facility (“Credit Facility”) provides the Company a $1.50 billion facility with maturity of April 2015.  At March 31, 2011, the borrowing capacity under the Credit Facility was approximately $1.33 billion, which includes a $5 million reduction in availability for outstanding letters of credit.

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

At the Company’s election, interest on borrowings under the Credit Facility, as amended, is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 2.00% and 3.00% per annum or the alternate base rate (“ABR”) plus an applicable margin between 1.00% and 2.00% per annum.  Interest is generally payable quarterly for ABR loans and at the applicable maturity date for LIBOR loans.  The Company is required to pay a quarterly fee of 0.5% per annum on the unused portion of the borrowing base under the Credit Facility.  The Company is in compliance with all financial and other covenants of the Credit Facility.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Senior Notes Due 2020 and Senior Notes Due 2021

The Company has $1.30 billion in aggregate principal amount of 8.625% senior notes due 2020 (the “2020 Senior Notes”) and $1.0 billion in aggregate principal amount of 7.75% senior notes due 2021 (the “2021 Senior Notes,” and together with the 2020 Senior Notes, the “2010 Senior Notes”).  In each case, the 2010 Senior Notes were sold in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

The 2010 Senior Notes were issued under indentures with respective maturities of April 15, 2020, and February 1, 2021 (“Indentures”).  The 2010 Senior Notes are general unsecured senior obligations of the Company and are effectively junior in right of payment to any secured indebtedness of the Company to the extent of the collateral securing such indebtedness.  Each of the Company’s material subsidiaries has guaranteed the 2010 Senior Notes on a senior unsecured basis.

The Indentures provide that for each of the 2020 Senior Notes and the 2021 Senior Notes, the Company may redeem: (i) on or prior to April 15, 2013, and September 15, 2013, respectively, up to 35% of the aggregate principal amount of each of the 2010 Senior Notes at a redemption price of 108.625% and 107.75% of the principal amount redeemed, respectively, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings; (ii) prior to April 15, 2015, and September 15, 2015, respectively, all or part of the 2010 Senior Notes at a redemption price equal to the principal amount redeemed, plus a make-whole premium (as defined in the Indentures) and accrued and unpaid interest; and (iii) on or after April 15, 2015, and September 15, 2015, respectively, all or part of the 2010 Senior Notes at respective redemption prices equal to 104.313% and 103.875% of the principal amount and percentages decreasing each year thereafter to par, in each case, of the principal amount redeemed, plus accrued and unpaid interest.

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

In connection with the issuance and sale of each of the 2010 Senior Notes, the Company entered into Registration Rights Agreements (“Registration Rights Agreements”).  Under each of the Registration Rights Agreements, the Company agreed, in certain circumstances, to use its reasonable best efforts to file with the SEC and cause to become effective a registration statement relating to an offer to issue new notes having terms substantially identical to each of the 2010 Senior Notes in exchange for each of the outstanding 2010 Senior Notes.  Additionally, in certain circumstances, the Company may be required to file a shelf registration statement to cover resales of each of the 2010 Senior Notes.  However, the Company will not be obligated to file the registration statements described above if the restrictive legend on each of the 2010 Senior Notes has been removed and the 2010 Senior Notes are freely tradable (in each case, other than with respect to persons that are affiliates of the Company) pursuant to Rule 144 of the Securities Act, as of the 366th day after each of the 2010 Senior Notes were issued.  If the Company fails to satisfy its obligations under the Registration Rights Agreements, the Company may be required to pay additional interest to holders of the 2010 Senior Notes under certain circumstances.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Effective April 6, 2011, the Company instructed the trustee for the 2020 Senior Notes to remove the restrictive legend on the 2020 Senior Notes, causing them to be freely tradeable as of that date.

Senior Notes Due 2017 and Senior Notes Due 2018

The Company also has $58 million (originally $250 million) in aggregate principal amount of 11.75% senior notes due 2017 (the “2017 Notes”) and $40 million (originally $256 million) in aggregate principal amount of 9.875% senior notes due 2018 (the “2018 Notes” and together with the 2017 Notes, the “Original Senior Notes”).  The indentures related to the Original Senior Notes originally contained redemption provisions and covenants that are substantially similar to those of the 2010 Senior Notes; however, in connection with the tender offers described below, the indentures were amended and most of the covenants and certain default provisions were eliminated.

Redemptions of Original Senior Notes

In accordance with the provisions of the indentures related to the 2017 Notes and the 2018 Notes, in March 2011, the Company redeemed 35%, or $87 million and $90 million, respectively, of each of the original aggregate principal amount of the 2017 Notes and 2018 Notes.  After the redemptions, $163 million and $166 million, respectively, of the 2017 Notes and 2018 Notes remained outstanding.

Tender Offers for Original Senior Notes

On February 28, 2011, the Company commenced cash tender offers (“Offers”) and related consent solicitations to purchase any and all of its outstanding 2017 Notes and 2018 Notes.  The Offers expired on March 25, 2011.  Holders who validly tendered 2017 Notes and 2018 Notes on or before March 14, 2011, received the total consideration of $1,212.50 and $1,172.50, respectively, for each $1,000 principal amount of such notes accepted for purchase.  Total consideration included a consent payment of $30.00 per $1,000 principal amount of notes accepted for purchase.  Holders who validly tendered 2017 Notes and 2018 Notes after March 14, 2011, but before March 25, 2011, received $1,182.50 and $1,142.50, respectively, for each $1,000 principal amount of such notes accepted for purchase.

During March 2011, the Company accepted and purchased: 1) $105 million of the aggregate principal amount of the outstanding 2017 Notes (or 65% of the remaining outstanding principal amount of the 2017 Notes), and 2) $126 million of the aggregate principal amount of the outstanding 2018 Notes (or 76% of the remaining outstanding principal amount of the 2018 Notes).  After giving effect to the purchase of the 2017 Notes and the 2018 Notes, aggregate principal amounts of $58 million and $40 million, respectively, remain outstanding at March 31, 2011.

In conjunction with each tender offer, the Company received consents to amendments to the indentures to the 2017 Notes and 2018 Notes, which eliminated most of the covenants and certain default provisions applicable to the series of notes issued under such indentures.  The amendments became effective upon the execution of the supplemental indentures to the indentures governing each of the 2017 Notes and the 2018 Notes.

In connection with the redemptions and cash tenders of a portion of the Original Senior Notes, the Company recorded a loss on extinguishment of debt of approximately $85 million.

Note 7 – Derivatives

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes open positions as of March 31, 2011, and represents, as of such date, derivatives in place through December 31, 2015, on annual production volumes:

	April 1 – December 31, 2011	2012	2013	2014	2015
Natural gas positions:
Fixed price swaps:
Hedged volume (MMMBtu)	23,926	49,410	50,278	54,202	53,837
Average price ($/MMBtu)	$9.50	$5.97	$5.96	$5.93	$5.95
Puts:
Hedged volume (MMMBtu)	14,515	25,364	25,295	23,178	23,178
Average price ($/MMBtu)	$5.98	$6.25	$6.25	$5.00	$5.00
PEPL puts: (1)
Hedged volume (MMMBtu)	9,944	—	—	—	—
Average price ($/MMBtu)	$8.50	$—	$—	$—	$—
Total:
Hedged volume (MMMBtu)	48,385	74,774	75,573	77,380	77,015
Average price ($/MMBtu)	$8.24	$6.07	$6.06	$5.65	$5.66

Oil positions:
Fixed price swaps: (2)
Hedged volume (MBbls)	4,114	7,466	7,683	8,121	2,738
Average price ($/Bbl)	$90.79	$94.33	$97.83	$94.70	$92.84
Puts:
Hedged volume (MBbls)	1,764	2,196	2,190	—	—
Average price ($/Bbl)	$75.00	$75.00	$75.00	$—	$—
Collars:
Hedged volume (MBbls)	207	—	—	—	—
Average floor price ($/Bbl)	$90.00	$—	$—	$—	$—
Average ceiling price ($/Bbl)	$112.25	$—	$—	$—	$—
Total:
Hedged volume (MBbls)	6,085	9,662	9,873	8,121	2,738
Average price ($/Bbl)	$86.19	$89.93	$92.76	$94.70	$92.84

Natural gas basis differential positions:
PEPL basis swaps: (1)
Hedged volume (MMMBtu)	26,656	37,735	38,854	42,194	42,194
Hedged differential ($/MMBtu)	$(0.96)	$(0.89)	$(0.89)	$(0.39)	$(0.39)

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

In March 2011, the Company entered into commodity derivative contracts consisting of oil swaps for certain years through 2015.  Settled derivatives on natural gas production for the three months ended March 31, 2011, included

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

volumes of 16,072 MMMBtu at an average contract price of $8.25.  Settled derivatives on oil production for the three months ended March 31, 2011, included volumes of 1,807 MBbls at an average contract price of $84.20.  The natural gas derivatives are settled based on the closing NYMEX future price of natural gas or the published PEPL spot price of natural gas on the settlement date, which occurs on the third day preceding the production month.  The oil derivatives are settled based on the month’s average daily NYMEX price of light oil and settlement occurs on the final day of the production month.

Interest Rate Swaps

The Company may from time to time enter into interest rate swap agreements based on LIBOR to minimize the effect of fluctuations in interest rates.  If LIBOR is lower than the fixed rate in the contract, the Company is required to pay the counterparty the difference, and conversely, the counterparty is required to pay the Company if LIBOR is higher than the fixed rate in the contract.  The Company does not designate interest rate swap agreements as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings.  At March 31, 2011, the Company had no outstanding interest rate swap agreements.

Balance Sheet Presentation

The Company’s commodity derivatives and, when applicable, its interest rate swap derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets.  The following summarizes the fair value of derivatives outstanding on a gross basis:

	March 31, 2011	December 31, 2010
	(in thousands)
Assets:
Commodity derivatives	$422,142	$637,836

Liabilities:
Commodity derivatives	$618,134	$398,902

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, the Company exposes itself to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk.  The Company’s counterparties are current or former participants or affiliates of current or former participants in its Credit Facility (see Note 6), which is secured by the Company’s oil and natural gas reserves; therefore, the Company is not required to post any collateral.  The Company does not require collateral from its counterparties.  The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $422 million at March 31, 2011.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity derivatives and, when applicable, its interest rate derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of such loss is somewhat mitigated.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Gains (Losses) on Derivatives

Gains and losses on derivatives, including realized and unrealized gains and losses, are reported on the condensed consolidated statements of operations in “gains (losses) on oil and natural gas derivatives” and “losses on interest rate swaps.”  Realized gains (losses), excluding canceled derivatives, represent amounts related to the settlement of derivative instruments, and for commodity derivatives, are aligned with the underlying production.  Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

The following presents the Company’s reported gains and losses on derivative instruments:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Realized gains (losses):
Commodity derivatives	$55,809	$62,503
Interest rate swaps	―	(8,021)
	$55,809	$54,482
Unrealized gains (losses):
Commodity derivatives	$(425,285)	$33,500
Interest rate swaps	―	(15,141)
	$(425,285)	$18,359
Total gains (losses):
Commodity derivatives	$(369,476)	$96,003
Interest rate swaps	―	(23,162)
	$(369,476)	$72,841

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

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2011
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$422,142	$(275,193)	$146,949

Liabilities:
Commodity derivatives	$618,134	$(275,193)	$342,941

(1)	Represents counterparty netting under agreements governing such derivatives.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 9 – Asset Retirement Obligations

Asset retirement obligations associated with retiring tangible long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable and are included in “other noncurrent liabilities” on the condensed consolidated balance sheets.  Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations.  The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount.  Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.0% for the three months ended March 31, 2011); and (iv) a credit-adjusted risk-free interest rate (average of 7.5% for the three months ended March 31, 2011).

The following presents a reconciliation of the asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2010	$42,945
Liabilities added from acquisitions	175
Liabilities added from drilling	433
Current year accretion expense	887
Settlements	(589)
Asset retirement obligations at March 31, 2011	$43,851

Note 10 – Commitments and Contingencies

The Company has been named as a defendant in a number of lawsuits, including claims from royalty owners related to disputed royalty payments and royalty valuations.  The Company has established reserves that management currently believes are adequate to provide for potential liabilities based upon its evaluation of these matters.  For a certain statewide class action royalty payment dispute where a reserve has not yet been established, the Company has denied that it has any liability on the claims and has raised arguments and defenses that, if accepted by the court, will result in no loss to the Company.  Discovery in this dispute is ongoing and is not complete.  As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.  In addition, the Company is involved in various other disputes arising in the ordinary course of business.  The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Note 11 – Earnings Per Unit

Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period.  Diluted earnings per unit is computed by adjusting the average number of units outstanding for the dilutive effect, if any, of unit equivalents.  The Company uses the treasury stock method to determine the dilutive effect.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for net income (loss):

	Net Income (Loss) (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands)
Three months ended March 31, 2011:
Net loss:
Allocated to units	$(446,682)
Allocated to unvested restricted units	(1,219)
	$(447,901)
Net loss per unit:
Basic net loss per unit		163,107	$(2.75)
Dilutive effect of unit equivalents		—	—
Diluted net loss per unit		163,107	$(2.75)

Three months ended March 31, 2010:
Net income:
Allocated to units	$65,310
Allocated to unvested restricted units	(750)
	$64,560
Net income per unit:
Basic net income per unit		129,533	$0.50
Dilutive effect of unit equivalents		389	—
Diluted net income per unit		129,922	$0.50

Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to 2 million and 1 million unit options and warrants for the three months ended March 31, 2011, and March 31, 2010, respectively.  All equivalent units were anti-dilutive for the three months ended March 31, 2011.

Note 12 – Income Taxes

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 13 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows

“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	March 31, 2011	December 31, 2010
	(in thousands)

Accrued compensation	$8,658	$18,931
Accrued interest	58,161	62,999
Other	1,147	509
	$67,966	$82,439

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Cash payments for interest, net of amounts capitalized	$62,983	$21,653
Cash payments for income taxes	$557	$563

Noncash investing activities:
In connection with the acquisition of oil and natural gas properties, liabilities were assumed as follows:
Fair value of assets acquired	$234,482	$145,911
Cash paid, net of cash acquired	(237,349)	(136,039)
Receivables from sellers	2,087	337
Payables to sellers	(1,456)	—
Liabilities assumed	$(2,236)	$10,209

“Acquisition of oil and natural gas properties” presented on the condensed consolidated statements of cash flows for the three months ended March 31, 2011, includes deposits paid of approximately $20 million for pending acquisitions (see Note 2).

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Restricted cash of approximately $3 million is included in “other noncurrent assets” on the condensed consolidated balance sheets at March 31, 2011, and December 31, 2010, and represents cash deposited by the Company into a separate account and designated for asset retirement obligations in accordance with contractual agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that reflect the Company’s future plans, estimates, beliefs and expected performance.  The forward-looking statements are dependent upon events, risks and uncertainties that may be outside the Company’s control.  The Company’s actual results could differ materially from those discussed in these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGL, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, credit and capital market conditions, regulatory changes and other uncertainties, as well as those factors set forth in “Cautionary Statement” below and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2010, and elsewhere in the Annual Report.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.

The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  A reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”

Executive Overview

LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets.  LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its IPO in January 2006.  The Company’s properties are primarily located in five operating regions in the United States (“U.S.”):

•	Mid-Continent Deep, which includes the Texas Panhandle Deep Granite Wash formation and deep formations in Oklahoma and Kansas;
•	Mid-Continent Shallow, which includes the Texas Panhandle Brown Dolomite formation and shallow formations in Oklahoma, Louisiana and Illinois;
•	Permian Basin, which includes areas in West Texas and Southeast New Mexico;
•	Michigan, which includes the Antrim Shale formation in the northern part of the state; and
•	California, which includes the Brea Olinda Field of the Los Angeles Basin.

Results for the three months ended March 31, 2011, included the following:

•	oil, natural gas and NGL sales of approximately $241 million compared to $149 million in the first quarter of 2010;
•	average daily production of 312 MMcfe/d compared to 213 MMcfe/d in the first quarter of 2010;
•	realized gains on commodity derivatives of approximately $56 million compared to $63 million in the first quarter of 2010;
•	adjusted EBITDA of approximately $210 million compared to $152 million in the first quarter of 2010;
•	adjusted net income of approximately $62 million compared to $47 million in the first quarter of 2010;
•	capital expenditures, excluding acquisitions, of approximately $113 million compared to $27 million in the first quarter of 2010; and
•	46 wells drilled (44 successful) compared to 13 wells drilled (all successful) in the first quarter of 2010.

Adjusted EBITDA and adjusted net income are non-GAAP financial measures used by management to analyze Company performance.  Adjusted EBITDA is a measure used by Company management to evaluate cash flow and the Company’s ability to sustain or increase distributions.  The most significant reconciling items between net income (loss) and adjusted EBITDA are interest expense and noncash items, including the change in fair value of derivatives, and depreciation, depletion and amortization.  Adjusted net income is used by Company management to evaluate its operational performance from oil and natural gas properties, prior to unrealized (gains) losses on derivatives, realized (gains) losses on canceled derivatives, impairment of goodwill and long-lived assets, loss on extinguishment of debt and (gains) losses on sale of assets, net.  See “Non-GAAP Financial Measures” on page 28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

for a reconciliation of each non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Acquisitions – 2011

On March 31, 2011, the Company completed the acquisition of certain oil and natural gas properties in the Bakken play, located in the Williston Basin of North Dakota, from an affiliate of Concho Resources Inc. (“Concho”) for total consideration of approximately $194 million.  The acquisition included approximately 8 MMBoe (50 Bcfe) of proved reserves as of the acquisition date.  The majority of the reserves were oil reserves.

During the first quarter of 2011, the Company completed other smaller acquisitions of oil and natural gas properties located in its various operating regions.  The results of operations of these properties have been included in the condensed consolidated financial statements since the acquisition dates.  The Company, in the aggregate, paid approximately $43 million in total consideration for these properties.

Acquisitions – Subsequent Event

On April 1, 2011, the Company completed the acquisition of certain oil and natural gas properties located in the Permian Basin for total consideration of approximately $200 million.  The acquisition included approximately 10 MMBoe (60 Bcfe) of proved reserves as of the acquisition date.  The majority of the reserves were oil reserves.

On April 5, 2011, the Company completed an additional acquisition of certain oil and natural gas properties located in the Permian Basin and paid approximately $38 million in cash.  The transaction was financed with borrowings under the Company’s Credit Facility.

On April 13, 2011, and April 14, 2011, the Company entered into two definitive purchase and sale agreements to acquire certain oil and natural gas properties in North Dakota for a combined contract price of $163 million, subject to closing conditions.  The Company anticipates that the acquisitions will close on May 2, 2011, and will be financed with borrowings under its Credit Facility.

Financing and Liquidity

In accordance with the provisions of the indentures related to the 2017 Notes and the 2018 Notes, in March 2011, the Company redeemed 35%, or $87 million and $90 million, respectively, of each of the original aggregate principal amount of the Original Notes, as defined in Note 6.

In addition, on February 28, 2011, the Company commenced cash tender offers and related consent solicitations to purchase any and all of its outstanding 2017 Notes and 2018 Notes.  In March 2011, the Company accepted and purchased: 1) $105 million of the aggregate principal amount of the outstanding 2017 Notes (or 65% of the remaining outstanding principal amount of 2017 Notes), and 2) $126 million aggregate principal amount of the outstanding 2018 Notes (or 76% of the remaining outstanding principal amount of 2018 Notes).

In March 2011, the Company completed a public offering of units for net proceeds of approximately $623 million.  The Company used the net proceeds from the sale of these units to fund the March 2011 redemptions of a portion of the outstanding 2017 Notes and 2018 Notes and to fund the cash tender offers and related expenses for a portion of the remaining 2017 Notes and 2018 Notes (see Note 6).  The Company used the remaining net proceeds from the sale of units to finance a portion of the acquisition in the Williston Basin.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

	Three Months Ended March 31,
	2011	2010	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$66,798	$52,862	$13,936
Oil sales	138,638	65,940	72,698
NGL sales	35,271	30,584	4,687
Total oil, natural gas and NGL sales	240,707	149,386	91,321
Gains (losses) on oil and natural gas derivatives	(369,476)	96,003	(465,479)
Marketing revenues	1,173	1,394	(221)
Other revenues	1,123	253	870
	$(126,473)	$247,036	$(373,509)
Expenses:
Lease operating expenses	$45,901	$31,222	$14,679
Transportation expenses	5,855	4,620	1,235
Marketing expenses	809	969	(160)
General and administrative expenses (1)	30,560	24,488	6,072
Exploration costs	445	3,861	(3,416)
Bad debt expenses	(38)	189	(227)
Depreciation, depletion and amortization	66,366	49,191	17,175
Taxes, other than income taxes	15,727	10,200	5,527
Gains (losses) on sale of assets and other, net	614	(322)	936
	$166,239	$124,418	$41,821
Other income and (expenses)	$(149,772)	$(51,416)	$(98,356)
Income (loss) before income taxes	$(442,484)	$71,202	$(513,686)

Adjusted EBITDA (2)	$209,996	$151,509	$58,487
Adjusted net income (2)	$62,307	$47,365	$14,942

(1)
General and administrative expenses for the three months ended March 31, 2011, and March 31, 2010, include approximately $5 million and $4 million, respectively, of noncash unit-based compensation expenses.

(2)
This is a non-GAAP measure used by management to analyze the Company’s performance.  See “Non-GAAP Financial Measures” on page 28 for a reconciliation of the non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended March 31,
	2011	2010	Variance
Average daily production:
Natural gas (MMcf/d)	158	110	44%
Oil (MBbls/d)	17.2	9.8	76%
NGL (MBbls/d)	8.6	7.5	15%
Total (MMcfe/d)	312	213	46%

Weighted average prices (hedged): (1)
Natural gas (Mcf)	$8.99	$9.21	(2)%
Oil (Bbl)	$86.24	$102.39	(16)%
NGL (Bbl)	$45.81	$45.51	1%

Weighted average prices (unhedged): (2)
Natural gas (Mcf)	$4.71	$5.35	(12)%
Oil (Bbl)	$89.44	$74.76	20%
NGL (Bbl)	$45.81	$45.51	1%

Average NYMEX prices:
Natural gas (MMBtu)	$4.13	$5.30	(22)%
Oil (Bbl)	$94.10	$78.72	20%

Costs per Mcfe of production:
Lease operating expenses	$1.63	$1.63	—
Transportation expenses	$0.21	$0.24	(13)%
General and administrative expenses (3)	$1.09	$1.28	(15)%
Depreciation, depletion and amortization	$2.36	$2.56	(8)%
Taxes, other than income taxes	$0.56	$0.53	6%

(1)	Includes the effect of realized gains on derivatives of approximately $56 million and approximately $63 million for the three months ended March 31, 2011, and March 31, 2010, respectively.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
General and administrative expenses for the three months ended March 31, 2011, and March 31, 2010, include approximately $5 million and $4 million, respectively, of noncash unit-based compensation expenses.  Excluding these amounts, general and administrative expenses for the three months ended March 31, 2011, and March 31, 2010, were $0.90 per Mcfe and $1.07 per Mcfe, respectively.  This is a non-GAAP measure used by management to analyze the Company’s performance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other

Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased approximately $92 million or 61% to approximately $241 million for the three months ended March 31, 2011, from approximately $149 million for the three months ended March 31, 2010, due to higher oil and NGL prices and higher production volumes partially offset by lower natural gas prices.  Higher oil and NGL prices resulted in an increase in revenues of approximately $23 million and $200,000, respectively.  Lower natural gas prices resulted in a decrease in revenues of approximately $9 million.

Average daily production volumes increased to 312 MMcfe/d during the three months ended March 31, 2011, from 213 MMcfe/d during the three months ended March 31, 2010.  Higher oil, natural gas and NGL production volumes resulted in an increase in revenues of approximately $50 million, $23 million and $4 million, respectively.

The following sets forth average daily production by region:

	Three Months Ended March 31,
	2011	2010	Variance
Average daily production (MMcfe/d):
Mid-Continent Deep	143	124	19	16%
Mid-Continent Shallow	63	64	(1)	(2)%
Permian Basin	58	12	46	382%
Michigan	34	—	34	—
California	14	13	1	4%
	312	213	99	46%

The 16% increase in average daily production in the Mid-Continent Deep region primarily reflects the Company’s 2010 and 2011 capital drilling programs in the Deep Granite Wash formation.  The 2% decrease in average daily production in the Mid-Continent Shallow region reflects the effects of natural declines and weather-related downtime, partially offset by the results of the Company’s drilling and optimization programs.  Average daily production volumes in the Permian Basin region reflect the impact of the acquisitions in 2010 and subsequent development capital spending.  Average daily production volumes in the Michigan region reflect the impact of the acquisitions in the second and fourth quarters of 2010.  The California region consists of a low-decline asset base and continues to produce at consistent levels.

Gains (Losses) on Oil and Natural Gas Derivatives
The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis.  See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” Note 7 and Note 8 for additional information about the Company’s commodity derivatives.  During the three months ended March 31, 2011, the Company had commodity derivative contracts for approximately 113% of its natural gas production and 117% of its oil production and recognized realized gains of approximately $56 million.  During the three months ended March 31, 2010, the Company had commodity derivative contracts for approximately 145% of its natural gas production and 75% of its oil and NGL production and recognized realized gains of approximately $63 million.  Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized.  During the first quarter of 2011, expected future oil and natural gas prices increased, which resulted in net unrealized losses on derivatives of approximately $425 million for the three months ended March 31, 2011.  During the first quarter of 2010, expected future oil and natural gas prices decreased, which resulted in net unrealized gains on derivatives of approximately $34 million for the three months ended March 31, 2010.  For information about the Company’s credit risk related to derivative contracts, see “Counterparty Credit Risk” in “Liquidity and Capital Resources” below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Expenses

Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses.  Lease operating expenses increased approximately $15 million or 47% to approximately $46 million for the three months ended March 31, 2011, from approximately $31 million for the three months ended March 31, 2010.  Lease operating expenses increased primarily due to costs associated with properties acquired in the Permian Basin and Michigan regions during 2010 (see Note 2).  Although lease operating expenses increased, expenses per Mcfe remained unchanged at $1.63 per Mcfe for the three months ended March 31, 2011, compared to the same period in 2010, due to the increase in production volumes.

Transportation Expenses
Transportation expenses increased approximately $1 million or 27% to approximately $6 million for the three months ended March 31, 2011, from approximately $5 million for the three months ended March 31, 2010, primarily due to higher production volumes.

General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and include costs of employees including executive officers, related benefits, office leases and professional fees.  General and administrative expenses increased approximately $7 million or 25% to approximately $31 million for the three months ended March 31, 2011, from approximately $24 million for the three months ended March 31, 2010.  The increase was primarily due to an increase in salaries and benefits expense of approximately $4 million, driven primarily by increased employee headcount, and professional services expense of approximately $1 million.  General and administrative expenses per Mcfe decreased to $1.09 per Mcfe for the three months ended March 31, 2011, from $1.28 per Mcfe for the three months ended March 31, 2010.

Exploration Costs
Exploration costs decreased approximately $3 million or 89% to approximately $1 million for the three months ended March 31, 2011, from approximately $4 million for the three months ended March 31, 2010.  The decrease was primarily due to lower impairment expense on unproved properties.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased approximately $17 million or 35% to approximately $66 million for the three months ended March 31, 2011, from approximately $49 million for the three months ended March 31, 2010.  Higher total production levels and oil and natural gas property acquisitions were the primary reasons for the increased expense.  Depreciation, depletion and amortization per Mcfe decreased to $2.36 per Mcfe for the three ended March 31, 2011, from $2.56 per Mcfe for the three months ended March 31, 2010.  The decrease per Mcfe is primarily due to higher reserves resulting from higher commodity prices and drilling activity in the Mid-Continent Deep region, including the Deep Granite Wash formation.

Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, increased approximately $6 million or 54% to approximately $16 million for the three months ended March 31, 2011, from approximately $10 million for the three months ended March 31, 2010.  Severance taxes, which are a function of revenues generated from production, increased approximately $6 million compared to the three months ended March 31, 2010, primarily due to higher commodity prices and production volumes.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, were essentially flat compared to the three months ended March 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Three Months Ended March 31,
	2011	2010	Variance
	(in thousands)

Loss on extinguishment of debt	$(84,562)	$—	$(84,562)
Interest expense, net of amounts capitalized	(63,464)	(27,653)	(35,811)
Realized losses on interest rate swaps	—	(8,021)	8,021
Unrealized losses on interest rate swaps	—	(15,141)	15,141
Other, net	(1,746)	(601)	(1,145)
	$(149,772)	$(51,416)	$(98,356)

Other income and (expenses) increased approximately $98 million during the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  Interest expense increased primarily due to higher interest rates and higher amortization of financing fees associated with the 2010 Senior Notes, as defined in Note 6.  In addition, for the three months ended March 31, 2011, the Company recorded a loss on extinguishment of debt of approximately $85 million as a result of the redemptions of and tender offers for a portion of the 2017 Notes and 2018 Notes.

Income Tax Expense

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the states of Texas and Michigan, with income tax liabilities and/or benefits of the Company passed through to unitholders.  Limited liability companies are subject to state income taxes in Texas and Michigan.  In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.  The Company recognized an income tax expense of approximately $4 million and approximately $6 million for the three months ended March 31, 2011, and March 31, 2010, respectively.  Income tax expense decreased primarily due to a Texas margin tax benefit resulting from lower pre-tax income during the three months ended March 31, 2011, compared to the same period in 2010.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure) increased approximately $58 million or 39% to approximately $210 million for the three months ended March 31, 2011, from approximately $152 million for the three months ended March 31, 2010.  The increase was primarily due to higher production revenues resulting from higher production volumes and higher commodity prices, partially offset by higher expenses.  See “Non-GAAP Financial Measures” on page 28 for a reconciliation of adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Liquidity and Capital Resources

The Company utilizes funds from equity and debt offerings, bank borrowings and cash generated from operations for capital resources and liquidity.  To date, the primary use of capital has been for acquisitions and the development of oil and natural gas properties.  For the three months ended March 31, 2011, the Company’s capital expenditures, excluding acquisitions, were approximately $113 million.  For 2011, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $610 million, including additional capital related to recently announced acquisitions.  Total capital expenditures include $570 million related to the Company's oil and natural gas capital program and $23 million related to its plant and pipeline capital.  This estimate reflects amounts for the development of properties associated with acquisitions (see Note 2), is under continuous review and subject to ongoing adjustment.  The Company expects to fund these capital expenditures primarily with cash flow from operations and cash on hand.

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

Statements of Cash Flows

The following is a comparative cash flow summary:

	Three Months Ended March 31,
	2011	2010	Variance
	(in thousands)
Net cash:
Provided by operating activities (1)	$107,966	$79,732	$28,234
Used in investing activities	(358,068)	(224,485)	(133,583)
Provided by financing activities	209,425	138,651	70,774
Net decrease in cash and cash equivalents	$(40,677)	$(6,102)	$(34,575)

(1)	The three months ended March 31, 2010, includes premiums paid for commodity derivatives of approximately $15 million.

Operating Activities
Cash provided by operating activities for the three months ended March 31, 2011, was approximately $108 million, compared to approximately $80 million for the three months ended March 31, 2010.  The increase was primarily due to higher net income, excluding noncash mark-to-market activities related to derivatives contracts and other noncash items, partially offset by higher working capital needs.  Additionally, during the three months ended March 31, 2011, no premiums were paid for derivative contracts; however, approximately $15 million of premiums were paid for derivative contracts during the same period in 2010.

Premiums paid during the three months ended March 31, 2010, related to commodity derivative contracts that hedge future production and were primarily funded through the Company’s Credit Facility.  These derivative contracts provide the Company long-term cash flow predictability to manage its business, service debt and pay distributions.  The production volumes attributed to the derivative contracts the Company enters into in the future will be directly related to expected future production.  See Note 7 and Note 8 for additional details about the Company’s commodity derivatives.

Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Cash flow from investing activities:
Acquisition of oil and natural gas properties, net of cash acquired	$(257,349)	$(199,539)
Capital expenditures	(99,461)	(24,949)
Proceeds from sale of properties and equipment and other	(1,258)	3
	$(358,068)	$(224,485)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The primary use of cash in investing activities is for capital spending.  Cash used in investing activities for the three months ended March 31, 2011, primarily relates to the acquisitions of properties in the Williston Basin in North Dakota and the Permian Basin.  See Note 2 for additional details.

Capital expenditures were higher for the three months ended March 31, 2011, compared to the same period in 2010, primarily due to an increase in drilling activities in the Mid-Continent Deep and Permian Basin regions.  Excluding acquisitions, capital expenditures for full year 2011 are expected to be approximately $610 million, including additional capital related to recently announced acquisitions.

Financing Activities
Cash provided by financing activities was approximately $209 million for the three months ended March 31, 2011, compared to approximately $139 million for the three months ended March 31, 2010.  The increase in financing cash flows was primarily attributable to higher proceeds from the sale of units by the Company in March 2011 as described below and lower repayments of debt, partially offset by lower proceeds from borrowings, higher financing and offering expenses including expenses related to the extinguishment of debt, and higher distributions to unitholders.  The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Proceeds from borrowings:
Credit facility	$160,000	$250,000

Repayments of debt:
Credit facility	$—	$(445,000)
Senior notes	(408,397)	―
	$(408,397)	$(445,000)

Debt

The Company’s Credit Facility has a borrowing base of $1.50 billion and a maturity of April 2015.  At March 31, 2011, the borrowing capacity under the Credit Facility was approximately $1.33 billion, which includes a $5 million reduction in availability for outstanding letters of credit.  In accordance with the provisions of the indentures related to the 2017 Notes and the 2018 Notes, in March 2011, the Company redeemed 35%, or $87 million and $90 million, respectively, of each of the original aggregate principal amount of the 2017 Notes and 2018 Notes.  After the redemptions, $163 million and $166 million, respectively, of the 2017 Notes and 2018 Notes remained outstanding.  In addition, on February 28, 2011, the Company commenced cash tender offers and related consent solicitations to purchase any and all of its outstanding 2017 Notes and 2018 Notes.  In March 2011, the Company accepted and purchased: 1) $105 million of the aggregate principal amount of the outstanding 2017 Notes (or 65% of the remaining outstanding principal amount of 2017 Notes), and 2) $126 million of the aggregate principal amount of the outstanding 2018 Notes (or 76% of the remaining outstanding principal amount of 2018 Notes).  After giving effect to the purchase of the 2017 Notes and the 2018 Notes, aggregate principal amounts of $58 million and $40 million, respectively, remain outstanding at March 31, 2011.

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

Public Offering of Units

In March 2011, the Company sold 16,726,067 units representing limited liability company interests at $38.80 per unit ($37.248 per unit, net of underwriting discount) for net proceeds of approximately $623 million (after underwriting discount and offering expenses of approximately $26 million).  The Company used the net proceeds from the sale of these units to fund the March 2011 redemptions of a portion of the outstanding 2017 Notes and 2018 Notes and to fund the cash tender offers and related expenses for a portion of the remaining 2017 Notes and 2018 Notes (see Note 6).  The Company used the remaining net proceeds from the sale of units to finance a portion of the acquisition in the Williston Basin.

Distributions

Under the Company’s limited liability company agreement, the Company’s unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses.  The following provides a summary of distributions paid by the Company during the three months ended March 31, 2011:

Date Paid	Period Covered by Distribution	Distribution Per Unit	Total Distribution
			(in millions)

February 2011	October 1 – December 31, 2010	$0.66	$106

On April 26, 2011, the Company’s Board of Directors declared a cash distribution of $0.66 per unit, or $2.64 per unit on an annualized basis, with respect to the first quarter of 2011.  The distribution, totaling approximately $117 million, will be paid on May 13, 2011, to unitholders of record as of the close of business on May 6, 2011.

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements.

Contingencies

The Company has been named as a defendant in a number of lawsuits, including claims from royalty owners related to disputed royalty payments and royalty valuations.  The Company has established reserves that management currently believes are adequate to provide for potential liabilities based upon its evaluation of these matters.  For a certain statewide class action royalty payment dispute where a reserve has not yet been established, the Company has denied that it has any liability on the claims and has raised arguments and defenses that, if accepted by the court, will result in no loss to the Company.  Discovery in this dispute is ongoing and is not complete.  As a result, the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Company is unable to estimate a possible loss, or range of possible loss, if any.  In addition, the Company is involved in various other disputes arising in the ordinary course of business.  The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

During the three months ended March 31, 2011, and March 31, 2010, the Company made no significant payments to settle any legal, environmental or tax proceedings.  The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary.  Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Commitments and Contractual Obligations

The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2010 Annual Report on Form 10-K.  With the exception of the redemptions and cash tender offers and related consent solicitations in which the Company purchased 77% and 84% of the outstanding principal amounts of 2017 Notes and 2018 Notes, respectively, there have been no significant changes to the Company’s contractual obligations from December 31, 2010.  See Note 6 for additional information about the Company’s debt instruments.

Non-GAAP Financial Measures

The non-GAAP financial measures of adjusted EBITDA and adjusted net income, as defined by the Company, may not be comparable to similarly titled measures used by other companies.  Therefore, these non-GAAP measures should be considered in conjunction with net income and other performance measures prepared in accordance with GAAP, such as operating income or cash flow from operating activities.  Adjusted EBITDA and adjusted net income should not be considered in isolation or as a substitute for GAAP measures, such as net income, operating income or any other GAAP measure of liquidity or financial performance.

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

The Company defines adjusted EBITDA as net income (loss) plus the following adjustments:

•	Net operating cash flow from acquisitions and divestitures, effective date through closing date;
•	Interest expense;
•	Depreciation, depletion and amortization;
•	Impairment of goodwill and long-lived assets;
•	Write-off of deferred financing fees and other;
•	(Gains) losses on sale of assets and other, net;
•	Provision for legal matters;
•	Loss on extinguishment of debt;
•	Unrealized (gains) losses on commodity derivatives;
•	Unrealized (gains) losses on interest rate derivatives;
•	Realized (gains) losses on interest rate derivatives;
•	Realized (gains) losses on canceled derivatives;
•	Unit-based compensation expenses;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	Exploration costs; and
•	Income tax (benefit) expense.

The following presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Net income (loss)	$(446,682)	$65,310
Plus:
Net operating cash flow from acquisitions and divestitures, effective date through closing date	7,051	5,391
Interest expense, cash	63,590	21,752
Interest expense, noncash	(126)	5,901
Depreciation, depletion and amortization	66,366	49,191
(Gains) losses on sale of assets and other, net	(823)	414
Provision for legal matters	492	―
Loss on extinguishment of debt	84,562	―
Unrealized (gains) losses on commodity derivatives	425,285	(33,500)
Unrealized losses on interest rate derivatives	―	15,141
Realized losses on interest rate derivatives	―	8,021
Unit-based compensation expenses	5,638	4,135
Exploration costs	445	3,861
Income tax expense	4,198	5,892
Adjusted EBITDA	$209,996	$151,509

The following presents a reconciliation of net cash provided by operating activities to adjusted EBITDA:

Net cash provided by operating activities for the three months ended March 31, 2011, was approximately $108 million and includes cash interest payments of approximately $63 million and other items totaling approximately $39 million that are not included in adjusted EBITDA.  Net cash provided by operating activities for the three months ended March 31, 2010, was approximately $80 million and includes cash interest payments of approximately $22 million, cash settlements on interest rate derivatives of approximately $11 million, premiums paid for commodity derivatives of approximately $15 million and other items totaling approximately $24 million that are not included in adjusted EBITDA.

Adjusted Net Income (Non-GAAP Measure)

Adjusted net income is a performance measure used by Company management to evaluate its operational performance from oil and natural gas properties, prior to unrealized (gains) losses on derivatives, realized (gains) losses on canceled derivatives, impairment of goodwill and long-lived assets, loss on extinguishment of debt and (gains) losses on sale of assets, net.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following presents a reconciliation of net income (loss) to adjusted net income:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per unit amounts)

Net income (loss)	$(446,682)	$65,310
Plus:
Unrealized (gains) losses on commodity derivatives	425,285	(33,500)
Unrealized losses on interest rate derivatives	―	15,141
Loss on extinguishment of debt	84,562	―
(Gains) losses on sale of assets, net	(858)	414
Adjusted net income	$62,307	$47,365

Net income (loss) per unit – basic	$(2.75)	$0.50
Plus, per unit:
Unrealized (gains) losses on commodity derivatives	2.62	(0.26)
Unrealized losses on interest rate derivatives	―	0.12
Loss on extinguishment of debt	0.52	―
(Gains) losses on sale of assets, net	(0.01)	―
Adjusted net income per unit – basic	$0.38	$0.36

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management.  These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors.  Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control.  In addition, management’s assumptions may prove to be inaccurate.  The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur.  Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2010, and elsewhere in the Annual Report.  The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The following should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s 2010 Annual Report on Form 10-K.  A reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”

Commodity Price Risk

The Company enters into derivative contracts with respect to a portion of its projected production through various transactions that provide an economic hedge of the risk related to the future prices received.  The Company does not enter into derivative contracts for trading purposes (see Note 7).  At March 31, 2011, the fair value of contracts that settle during the next 12 months was an asset of approximately $119 million and a liability of $39 million for a net asset of approximately $80 million.  A 10% increase in the index oil and natural gas prices above the March 31, 2011, prices for the next 12 months would result in a net liability of approximately $15 million which represents a decrease in the fair value of approximately $95 million; conversely, a 10% decrease in the index oil and natural gas prices would result in a net asset of approximately $177 million which represents an increase in the fair value of approximately $97 million.

Interest Rate Risk

At March 31, 2011, the Company had long-term debt outstanding under its Credit Facility of approximately $160 million, which incurred interest at floating rates (see Note 6).  A 1% increase in London Interbank Offered Rate (“LIBOR”) would result in an estimated $2 million increase in annual interest expense.

Counterparty Credit Risk

The Company accounts for its commodity derivatives and, when applicable, interest rate derivatives at fair value on a recurring basis (see Note 8).  The fair value of these derivative financial instruments includes the impact of assumed credit risk adjustments, which are based on the Company’s and counterparties’ published credit ratings, public bond yield spreads and credit default swap spreads, as applicable.

At March 31, 2011, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 2.66%.  A 1% increase in the average public bond yield spread would result in an estimated $14 million increase in net income for the three months ended March 31, 2011.  At March 31, 2011, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 1.26%.  A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $1 million decrease in net income for the three months ended March 31, 2011.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

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

There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2011 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

For a discussion of general legal proceedings, see Note 10 of Notes to Condensed Consolidated Financial Statements.

Item 1A.    Risk Factors

Our business has many risks.  Factors that could materially adversely affect our business, financial position, results of operations, liquidity or the trading price of our units are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  As of the date of this report, these risk factors have not changed materially.  This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases.  The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time.  The Company did not repurchase any units during the three months ended March 31, 2011.  At March 31, 2011, approximately $74 million was available for unit repurchase under the program.

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

Item 6.       Exhibits

Exhibit Number			Description
2	.1*†	—	Purchase and Sale Agreement, dated February 24, 2011, between Linn Energy Holdings, LLC, as purchaser and COG Operating LLC, as seller
2	.2*†	—	Purchase and Sale Agreement, dated February 24, 2011, between Linn Energy Holdings, LLC, as purchaser and Sandridge Exploration and Production, LLC, as seller
4.1		—
Second Supplemental Indenture, dated as of March 16, 2011, to the Indenture, dated as of May 18, 2009, by and among Linn Energy LLC, Linn Energy Finance Corp., the Guarantors party thereto and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed on March 22, 2011)

4.2		—
Second Supplemental Indenture, dated as of March 16, 2011, to the Indenture dated as of June 27, 2008, by and among Linn Energy LLC, Linn Energy Finance Corp., the Guarantors party thereto and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed on March 22, 2011)

10	.1*	—	Amendment No. 1, dated April 26, 2011, to First Amended and Restated Employment Agreement, dated December 17, 2008, between Linn Operating, Inc. and Arden L. Walker, Jr.
31	.1*	—	Section 302 Certification of Mark E. Ellis, President and Chief Executive Officer of Linn Energy, LLC
31	.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
32	.1*	—	Section 906 Certification of Mark E. Ellis, President and Chief Executive Officer of Linn Energy, LLC
32	.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
101	.INS**	—	XBRL Instance Document
101	.SCH**	—	XBRL Taxonomy Extension Schema Document
101	.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

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

LINN ENERGY, LLC
(Registrant)

Date: April 28, 2011	/s/ David B. Rottino
David B. Rottino
Senior Vice President of Finance, Business Development and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)