Form 10-Q
period 2011-09-30
LINN ENERGY, LLC
filed 2011-10-27
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of September 30, 2011, there were 176,708,225 units outstanding.

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

ii

PART I – FINANCIAL INFORMATION
Item 1.              Financial Statements
LINN ENERGY, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,075	$236,001
Accounts receivable – trade, net	246,677	184,624
Derivative instruments	322,872	234,675
Other current assets	56,506	55,609
Total current assets	636,130	710,909

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	6,940,778	5,664,503
Less accumulated depletion and amortization	(939,264)	(719,035)
	6,001,514	4,945,468

Other property and equipment	178,044	139,903
Less accumulated depreciation	(44,295)	(35,151)
	133,749	104,752

Derivative instruments	453,541	56,895
Other noncurrent assets	109,295	115,124
	562,836	172,019
Total noncurrent assets	6,698,099	5,222,239
Total assets	$7,334,229	$5,933,148

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$344,241	$219,830
Derivative instruments	3,667	12,839
Other accrued liabilities	91,823	82,439
Total current liabilities	439,731	315,108

Noncurrent liabilities:
Credit facility	65,000	—
Senior notes, net	3,053,924	2,742,902
Derivative instruments	3,213	39,797
Other noncurrent liabilities	61,683	47,125
Total noncurrent liabilities	3,183,820	2,829,824

Commitments and contingencies (Note 10)

Unitholders’ capital:
176,708,225 units and 159,009,795 units issued and outstanding at September 30, 2011, and December 31, 2010, respectively	2,843,507	2,549,099
Accumulated income	867,171	239,117
	3,710,678	2,788,216
Total liabilities and unitholders’ capital	$7,334,229	$5,933,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$292,482	$177,306	$835,579	$479,887
Gains on oil and natural gas derivatives	824,240	43,505	660,279	263,299
Marketing revenues	1,477	635	4,159	3,252
Other revenues	1,284	915	3,564	1,363
	1,119,483	222,361	1,503,581	747,801
Expenses:
Lease operating expenses	62,907	41,901	165,171	111,490
Transportation expenses	7,821	5,154	20,152	15,030
Marketing expenses	850	468	2,703	2,209
General and administrative expenses	29,891	23,751	91,994	71,545
Exploration costs	503	281	1,498	4,297
Bad debt expenses	79	(70)	74	(89)
Depreciation, depletion and amortization	88,328	62,482	234,039	169,614
Taxes, other than income taxes	20,875	12,011	56,920	32,602
Losses on sale of assets and other, net	279	6,073	1,870	5,699
	211,533	152,051	574,421	412,397
Other income and (expenses):
Loss on extinguishment of debt	—	—	(94,372)	—
Interest expense, net of amounts capitalized	(65,848)	(53,497)	(191,673)	(127,119)
Losses on interest rate swaps	—	(11,501)	—	(67,908)
Other, net	(1,613)	(1,136)	(6,331)	(5,428)
	(67,461)	(66,134)	(292,376)	(200,455)
Income before income taxes	840,489	4,176	636,784	134,949
Income tax expense	(2,862)	(33)	(8,730)	(5,710)
Net income	$837,627	$4,143	$628,054	$129,239

Net income per unit:
Basic	$4.74	$0.03	$3.63	$0.91
Diluted	$4.72	$0.03	$3.62	$0.91
Weighted average units outstanding:
Basic	174,956	145,956	171,076	140,598
Diluted	175,644	146,458	171,825	141,006

Distributions declared per unit	$0.69	$0.63	$2.01	$1.89

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC

CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ CAPITAL
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Income	Treasury Units (at Cost)	Total Unitholders’ Capital
	(in thousands)

December 31, 2010	159,010	$2,549,099	$239,117	$—	$2,788,216
Sale of units, net of underwriting discounts and expenses of $26,685	16,742	622,900	—	—	622,900
Issuance of units	1,356	7,156	—	—	7,156
Cancellation of units	(400)	(13,191)	—	13,191	—
Purchase of units		—	—	(13,191)	(13,191)
Distributions to unitholders		(344,612)	—	—	(344,612)
Unit-based compensation expenses		16,759	—	—	16,759
Excess tax benefit from unit-based compensation		5,396	—	—	5,396
Net income		—	628,054	—	628,054
September 30, 2011	176,708	$2,843,507	$867,171	$—	$3,710,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash flow from operating activities:
Net income	$628,054	$129,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	234,039	169,614
Unit-based compensation expenses	16,759	10,546
Loss on extinguishment of debt	94,372	―
Amortization and write-off of deferred financing fees and other	17,910	20,729
Gains on sale of assets and other, net	(135)	(619)
Bad debt expenses	74	(89)
Deferred income tax	4,832	2,956
Mark-to-market on derivatives:
Total gains	(660,279)	(195,391)
Cash settlements	162,876	218,559
Cash settlements on canceled derivatives	26,752	(123,865)
Premiums paid for derivatives	(59,948)	(91,027)
Changes in assets and liabilities:
Increase in accounts receivable – trade, net	(70,476)	(43,173)
Decrease in other assets	4,968	15,894
Increase in accounts payable and accrued expenses	78,870	15,483
Increase in other liabilities	7,761	54,563
Net cash provided by operating activities	486,429	183,419

Cash flow from investing activities:
Acquisition of oil and natural gas properties	(846,976)	(894,521)
Development of oil and natural gas properties	(383,655)	(104,694)
Purchases of other property and equipment	(37,419)	(15,030)
Proceeds from sale of properties and equipment and other	10,776	696
Net cash used in investing activities	(1,257,274)	(1,013,549)

Cash flow from financing activities:
Proceeds from sale of units	649,586	431,250
Proceeds from borrowings	1,514,240	3,170,816
Repayments of debt	(1,154,679)	(2,020,000)
Distributions to unitholders	(344,612)	(268,343)
Financing fees, offering expenses and other, net	(109,751)	(77,751)
Excess tax benefit from unit-based compensation	3,326	1,819
Purchase of units	(13,191)	(11,832)
Net cash provided by financing activities	544,919	1,225,959

Net increase (decrease) in cash and cash equivalents	(225,926)	395,829
Cash and cash equivalents:
Beginning	236,001	22,231
Ending	$10,075	$418,060

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

Principles of Consolidation and Reporting

The condensed consolidated financial statements at September 30, 2011, and for the three months and nine months ended September 30, 2011, and September 30, 2010, are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations, and as such this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.

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

Recently Issued Accounting Standards Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that further addresses fair value measurement accounting and related disclosure requirements.  The ASU clarifies the FASB’s intent regarding the application of existing fair value measurement and disclosure requirements, changes the fair value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair value measurements.  The ASU will be applied prospectively and is effective for periods beginning

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

after December 15, 2011.  The Company is currently evaluating the impact, if any, of the adoption of this ASU on its consolidated financial statements and related disclosures.

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

On May 2, 2011, and May 11, 2011, the Company completed two acquisitions of certain oil and natural gas properties located in the Williston Basin.  The results of operations of these properties have been included in the condensed consolidated financial statements since the acquisition dates.  The Company paid $154 million in cash and recorded a payable of $2 million, resulting in total consideration for the acquisitions of approximately $156 million.  The transactions were financed initially with borrowings under the Company’s Credit Facility, as defined in Note 6.

On April 1, 2011, and April 5, 2011, the Company completed two acquisitions of certain oil and natural gas properties located in the Permian Basin, including properties from SandRidge Exploration and Production, LLC (“SandRidge”).  The results of operations of these properties have been included in the condensed consolidated financial statements since the acquisition dates.  The Company paid $239 million in cash and recorded a payable of $1 million, resulting in total consideration for the acquisitions of approximately $240 million.  The transactions were financed initially with borrowings under the Company’s Credit Facility.

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

During the nine months ended September 30, 2011, the Company completed other smaller acquisitions of oil and natural gas properties located in its various operating regions.  The results of operations of these properties have been included in the condensed consolidated financial statements since the acquisition dates.  The Company, in the aggregate, paid approximately $39 million in total consideration for these properties.

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

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following presents the values assigned to the net assets acquired as of the acquisition dates (in thousands):

Assets:
Current	$(665)
Noncurrent	54
Oil and natural gas properties	854,835
Total assets acquired	$854,224

Liabilities:
Current	$(3,718)
Asset retirement obligations	6,966
Total liabilities assumed	$3,248
Net assets acquired	$850,976

Current assets include receivables, prepaids and inventory and noncurrent assets include other property and equipment.  Current liabilities include payables, ad valorem taxes payable and other liabilities.

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

The revenues and expenses related to the properties acquired from Panther, SandRidge and Concho are included in the condensed consolidated results of operations of the Company as of June 1, 2011, April 1, 2011, and March 31, 2011, respectively.  The following unaudited pro forma financial information presents a summary of the Company’s condensed consolidated results of operations for the nine months ended September 30, 2011, and three months and nine months ended September 30, 2010, assuming the acquisitions of Panther, SandRidge and Concho had been completed as of January 1, 2010, including adjustments to reflect the values assigned to the net assets acquired.  The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2010	2011	2010
	(in thousands, except per unit amounts)

Total revenues and other	$249,211	$1,542,797	$823,718
Total operating expenses	$168,114	$594,942	$460,805
Net income	$10,803	$639,871	$144,367

Net income per unit:
Basic	$0.07	$3.65	$0.95
Diluted	$0.07	$3.64	$0.94

Other

In July 2010, the Company entered into a definitive purchase and sale agreement (“PSA”) to acquire certain oil and natural gas properties for a contract price of $95 million.  Upon the execution of the PSA, the Company paid a

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

Acquisitions – Pending

On September 20, 2011, the Company entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the Permian Basin for a contract price of approximately $17 million.  The Company anticipates the acquisition will close in November 2011, subject to closing conditions, and will be financed with borrowings under its Credit Facility.

On September 8, 2011, the Company entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the Permian Basin for a contract price of approximately $88 million.  The Company anticipates the acquisition will close November 1, 2011, subject to closing conditions, and will be financed with borrowings under its Credit Facility.

Acquisitions – 2010

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

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 3 – Unitholders’ Capital

Equity Distribution Agreement

On August 23, 2011, the Company entered into an equity distribution agreement, pursuant to which it may from time to time issue and sell units representing limited liability company interests having an aggregate offering price of up to $500 million.  In connection with entering into the agreement, the Company incurred expenses of approximately $400,000.  Sales of units, if any, will be made through a sales agent by means of ordinary brokers’ transactions, in block transactions, or as otherwise agreed with the agent.  The Company expects to use the net proceeds from any sale of the units for general corporate purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt.  In September 2011, the Company issued and sold 16,060 units representing limited liability company interests at an average unit price of $38.25 for proceeds of approximately $602,000 (net of approximately $12,000 in commissions).  The net proceeds were used for general corporate purposes.  At September 30, 2011, units equaling approximately $499 million in aggregate offering price remained available to be issued and sold under the agreement.

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

Unit Repurchase Plan

In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases.  In August 2011, the Company repurchased 400,000 units at an average unit price of $32.98 for a total cost of approximately $13 million.  All units were subsequently canceled.  At September 30, 2011, approximately $61 million was available for unit repurchase under the program.  The timing and amounts of any such repurchases will be at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements.  The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time.  Units are acquired at fair market value on the date of repurchase.

In October 2011, the Company repurchased 129,734 units at an average unit price of $32.08 for a total cost of approximately $4 million.

Distributions

Under the Company’s limited liability company agreement, the Company’s unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses.  Distributions paid by the Company during the nine months ended September 30, 2011, are presented on the condensed consolidated statement of unitholders’ capital.  On October 24, 2011, the Company’s Board of Directors declared a cash distribution of $0.69 per unit with respect to the third quarter of 2011.  The distribution, totaling approximately $122 million, will be paid on November 14, 2011, to unitholders of record as of the close of business on November 4, 2011.

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 4 – Oil and Natural Gas Capitalized Costs

Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	September 30, 2011	December 31, 2010
	(in thousands)
Proved properties:
Leasehold acquisition	$5,483,984	$4,695,704
Development	1,262,251	840,175
Unproved properties	194,543	128,624
	6,940,778	5,664,503
Less accumulated depletion and amortization	(939,264)	(719,035)
	$6,001,514	$4,945,468

Note 5 – Unit-Based Compensation

During the nine months ended September 30, 2011, the Company granted an aggregate 1,089,502 restricted units to employees, primarily in January 2011 as part of its annual review of employee compensation, with an aggregate fair value of approximately $42 million.  The restricted units vest over three years.  A summary of unit-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

General and administrative expenses	$5,320	$3,070	$16,014	$10,280
Lease operating expenses	258	76	745	266
Total unit-based compensation expenses	$5,578	$3,146	$16,759	$10,546
Income tax benefit	$2,061	$1,162	$6,192	$3,897

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 6 – Debt

The following summarizes debt outstanding:

	September 30, 2011			December 31, 2010
	Carrying Value	Fair Value (1)	Interest Rate (2)	Carrying Value		Fair Value (1)		Interest Rate (2)
	(in millions, except percentages)

Credit facility	$65	$65	2.92%	$	―	$	―	―
11.75% senior notes due 2017	41	47	12.73%		250		288	12.73%
9.875% senior notes due 2018	16	18	10.25%		256		279	10.25%
6.50% senior notes due 2019	750	687	6.62%		―		―	―
8.625% senior notes due 2020	1,300	1,334	9.00%		1,300		1,396	9.00%
7.75% senior notes due 2021	1,000	996	8.00%		1,000		1,021	8.00%
Less current maturities	―	―			―		―
	3,172	$3,147			2,806		$2,984
Unamortized discount	(53)				(63)
Total debt, net of discount	$3,119				$2,743

(1)
The carrying value of the Credit Facility is estimated to be substantially the same as its fair value.  Fair values of the senior notes were estimated based on prices quoted from third-party financial institutions.

(2)	Represents variable interest rate for the Credit Facility and effective interest rates for the senior notes.

Credit Facility

On May 2, 2011, the Company entered into a Fifth Amended and Restated Credit Agreement (“Credit Facility”), which provides for a revolving credit facility up to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount of $1.5 billion.  In October 2011, as part of the semi-annual redetermination, a borrowing base of $3.0 billion was approved by the lenders with the maximum commitment amount remaining unchanged at $1.5 billion.  The maturity date is April 2016.

During 2011, in connection with amendments to its Credit Facility, the Company incurred financing fees and expenses of approximately $4 million, which will be amortized over the life of the Credit Facility.  Such amortized expenses are recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statements of operations.  At September 30, 2011, available borrowing capacity under the Credit Facility was $1.43 billion, which includes a $4 million reduction in availability for outstanding letters of credit.

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

Senior Notes Due 2019

On May 13, 2011, the Company issued $750 million in aggregate principal amount of 6.50% senior notes due 2019 (“2019 Senior Notes”) at a price of 99.232%.  The 2019 Senior Notes were sold to a group of initial purchasers and then resold to qualified institutional buyers, each in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The Company received net proceeds of approximately $729 million (after deducting the initial purchasers’ discount and offering expenses).  The Company used a portion of the net proceeds to repay all of the outstanding indebtedness under its Credit Facility and to fund the Panther acquisition (see Note 2).  The remaining proceeds were used for general corporate purposes.  In connection with the 2019 Senior Notes, the Company incurred financing fees and expenses of approximately $15 million, which will be amortized over the life of the 2019 Senior Notes.  The discount on the 2019 Senior Notes, which totaled approximately $6 million, will also be amortized over the life of the 2019 Senior Notes.  Such amortized expenses are recorded in “interest expense, net of amounts capitalized” on the condensed consolidated statements of operations.

The 2019 Senior Notes were issued under an indenture dated May 13, 2011 (“2019 Indenture”), mature May 15, 2019, and bear interest at 6.50%.  Interest is payable semi-annually on May 15 and November 15, beginning November 15, 2011.  The 2019 Senior Notes are general unsecured senior obligations of the Company and are effectively junior in right of payment to any secured indebtedness of the Company to the extent of the collateral securing such indebtedness.  Each of the Company’s material subsidiaries has guaranteed the 2019 Senior Notes on a senior unsecured basis.  The 2019 Indenture provides that the Company may redeem: (i) on or prior to May 15, 2014, up to 35% of the aggregate principal amount of the 2019 Senior Notes at a redemption price of 106.50% of the principal amount redeemed, plus accrued and unpaid interest, with the net cash proceeds of one or more equity offerings; (ii) prior to May 15, 2015, all or part of the 2019 Senior Notes at a redemption price equal to the principal amount redeemed, plus a make-whole premium (as defined in the 2019 Indenture) and accrued and unpaid interest; and (iii) on or after May 15, 2015, all or part of the 2019 Senior Notes at a redemption price equal to 103.250%, and decreasing percentages thereafter, of the principal amount redeemed, plus accrued and unpaid interest.  The 2019 Indenture also provides that, if a change of control (as defined in the 2019 Indenture) occurs, the holders have a right to require the Company to repurchase all or part of the 2019 Senior Notes at a redemption price equal to 101%, plus accrued and unpaid interest.

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

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In connection with the issuance and sale of the 2019 Senior Notes, the Company entered into a Registration Rights Agreement (“2019 Registration Rights Agreement”) with the initial purchasers.  Under the 2019 Registration Rights Agreement, the Company agreed to use its reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to issue new notes having terms substantially identical to the 2019 Senior Notes in exchange for outstanding 2019 Senior Notes within 400 days after the notes were issued.  In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the 2019 Senior Notes.  If the Company fails to satisfy these obligations, the Company may be required to pay additional interest to holders of the 2019 Senior Notes under certain circumstances.

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

Senior Notes Due 2017 and Senior Notes Due 2018

The Company also has $41 million (originally $250 million) in aggregate principal amount of 11.75% senior notes due 2017 (the “2017 Senior Notes”) and $16 million (originally $256 million) in aggregate principal amount of 9.875% senior notes due 2018 (the “2018 Senior Notes” and together with the 2017 Senior Notes, the “Original Senior Notes”).  The indentures related to the Original Senior Notes originally contained redemption provisions and covenants that were substantially similar to those of the 2010 Issued Senior Notes; however, in connection with the tender offers described below, the indentures were amended and most of the covenants and certain default provisions were eliminated.

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

In conjunction with each tender offer, the Company received consents to amendments to the indentures of the 2017 Senior Notes and 2018 Senior Notes, which eliminated most of the covenants and certain default provisions applicable to the series of notes issued under such indentures.  The amendments became effective upon the execution of the supplemental indentures to the indentures governing each of the 2017 Senior Notes and the 2018 Senior Notes.

In June 2011, the Company repurchased an additional portion of its remaining outstanding 2017 Senior Notes and 2018 Senior Notes for $17 million (or 29% of the remaining outstanding principal amount of the 2017 Senior Notes) and $24 million (or 61% of the remaining outstanding principal amount of the 2018 Senior Notes), respectively.  After giving effect to the tender offers and subsequent repurchases of the 2017 Senior Notes and the 2018 Senior Notes, aggregate principal amounts of $41 million and $16 million, respectively, remain outstanding at September 30, 2011.

In connection with the redemptions, cash tender offers and additional repurchases of a portion of the Original Senior Notes, the Company recorded a loss on extinguishment of debt of approximately $94 million for the nine months ended September 30, 2011.

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

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes open positions as of September 30, 2011, and represents, as of such date, derivatives in place through December 31, 2015, on annual production volumes:

	October 1 – December 31, 2011	2012		2013		2014		2015
Natural gas positions:
Fixed price swaps:
Hedged volume (MMMBtu)	7,975		49,410		57,067		66,156		75,190
Average price ($/MMBtu)	$9.50		$6.10		$5.88		$5.86		$5.90
Puts:
Hedged volume (MMMBtu)	4,850		25,364		25,295		23,178		23,178
Average price ($/MMBtu)	$5.97		$6.25		$6.25		$5.00		$5.00
PEPL puts: (1)
Hedged volume (MMMBtu)	3,315		―		―		―		―
Average price ($/MMBtu)	$8.50	$	―	$	―	$	―	$	―
Total:
Hedged volume (MMMBtu)	16,140		74,774		82,362		89,334		98,368
Average price ($/MMBtu)	$8.24		$6.15		$6.00		$5.64		$5.69

Oil positions:
Fixed price swaps: (2)
Hedged volume (MBbls)	1,466		7,741		8,413		9,034		9,581
Average price ($/Bbl)	$91.82		$97.34		$98.27		$95.39		$98.25
Puts:
Hedged volume (MBbls)	588		2,196		2,190		―		―
Average price ($/Bbl)	$75.00		$90.00		$90.00	$	―	$	―
Collars:
Hedged volume (MBbls)	69		―		―		―		―
Average floor price ($/Bbl)	$90.00	$	―	$	―	$	―	$	―
Average ceiling price ($/Bbl)	$112.25	$	―	$	―	$	―	$	―
Total:
Hedged volume (MBbls)	2,123		9,937		10,603		9,034		9,581
Average price ($/Bbl)	$87.10		$95.72		$96.56		$95.39		$98.25

Natural gas basis differential positions:
PEPL basis swaps: (1)
Hedged volume (MMMBtu)	8,885		37,735		38,854		42,194		42,194
Hedged differential ($/MMBtu)	$(0.96)		$(0.89)		$(0.89)		$(0.39)		$(0.39)

Oil timing differential positions:
Trade month roll swaps: (3)
Hedged volume (MBbls)	1,380		5,490		5,475		5,475		―
Hedged differential ($/Bbl)	$0.22		$0.22		$0.22		$0.22	$	―

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

During the nine months ended September 30, 2011, the Company entered into commodity derivative contracts consisting of oil and natural gas swaps for certain years through 2016 and oil trade month roll swaps for October 2011 through December 2014.  In September 2011, the Company canceled its oil and natural gas swaps for the year 2016 and used the realized gains of approximately $27 million to increase prices on its existing oil and natural gas swaps for the year 2012.  In addition, in September 2011, the Company paid premiums of approximately $33 million to increase prices on its existing oil puts for the years 2012 and 2013.

Settled derivatives on natural gas production for the three months and nine months ended September 30, 2011, included volumes of 16,140 MMMBtu and 48,317 MMMBtu, respectively, at an average contract price of $8.24 per MMBtu.  Settled derivatives on oil production for the three months and nine months ended September 30, 2011, included volumes of 2,123 MBbls and 5,794 MBbls, respectively, at average contract prices of $87.10 per Bbl and $85.19 per Bbl.  The natural gas derivatives are settled based on the closing NYMEX future price of natural gas or the published PEPL spot price of natural gas on the settlement date, which occurs on the third day preceding the production month.  The oil derivatives are settled based on the month’s average daily NYMEX price of light oil and settlement occurs on the final day of the production month.

Interest Rate Swaps

The Company may from time to time enter into interest rate swap agreements based on LIBOR to minimize the effect of fluctuations in interest rates.  If LIBOR is lower than the fixed rate in the contract, the Company is required to pay the counterparty the difference, and conversely, the counterparty is required to pay the Company if LIBOR is higher than the fixed rate in the contract.  The Company does not designate interest rate swap agreements as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings.  At September 30, 2011, the Company had no outstanding interest rate swap agreements.

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Balance Sheet Presentation

The Company’s commodity derivatives and, when applicable, its interest rate swap derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets.  The following summarizes the fair value of derivatives outstanding on a gross basis:

	September 30, 2011	December 31, 2010
	(in thousands)
Assets:
Commodity derivatives	$980,187	$637,836

Liabilities:
Commodity derivatives	$210,654	$398,902

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, when applicable, the Company exposes itself to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk.  The Company’s counterparties are current participants or affiliates of participants in its Credit Facility or were participants or affiliates of participants in its Credit Facility at the time it originally entered into the derivatives.  The Credit Facility is secured by the Company’s oil and natural gas reserves; therefore, the Company is not required to post any collateral.  The Company does not receive collateral from its counterparties.  The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $980 million at September 30, 2011.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity derivatives and, when applicable, its interest rate derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

Gains (Losses) on Derivatives

Gains and losses on derivatives, including realized and unrealized gains and losses, are reported on the condensed consolidated statements of operations in “gains on oil and natural gas derivatives” and “losses on interest rate swaps.”  Realized gains (losses), excluding canceled derivatives, represent amounts related to the settlement of derivative instruments, and for commodity derivatives, are aligned with the underlying production.  Unrealized gains (losses) represent the change in fair value of the derivative instruments and are noncash items.

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following presents the Company’s reported gains and losses on derivative instruments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Realized gains (losses):
Commodity derivatives	$65,036	$82,910	$162,926	$228,573
Interest rate swaps	―	―	―	(8,021)
Canceled derivatives	26,752	(49,590)	26,752	(123,865)
	$91,788	$33,320	$189,678	$96,687
Unrealized gains (losses):
Commodity derivatives	$732,452	$(39,405)	$470,601	$34,726
Interest rate swaps	―	38,089	―	63,978
	$732,452	$(1,316)	$470,601	$98,704
Total gains (losses):
Commodity derivatives	$824,240	$43,505	$660,279	$263,299
Interest rate swaps	―	(11,501)	―	(67,908)
	$824,240	$32,004	$660,279	$195,391

In September 2011, the Company canceled (before the contract settlement date) its oil and natural gas swaps for the year 2016 and used the realized gains of approximately $27 million to increase prices on its existing oil and natural gas swaps for the year 2012.  During the three months and nine months ended September 30, 2010, the Company canceled (before the contract settlement date) all of its interest rate swap agreements resulting in realized losses of approximately $50 million and $124 million, respectively.

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

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2011
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$980,187	$(203,774)	$776,413

Liabilities:
Commodity derivatives	$210,654	$(203,774)	$6,880

(1)	Represents counterparty netting under agreements governing such derivatives.

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 9 – Asset Retirement Obligations

Asset retirement obligations associated with retiring tangible long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable and are included in “other noncurrent liabilities” on the condensed consolidated balance sheets.  Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations.  The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount.  Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.0% for the nine months ended September 30, 2011); and (iv) a credit-adjusted risk-free interest rate (average of 7.5% for the nine months ended September 30, 2011).

The following presents a reconciliation of the asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2010	$42,945
Liabilities added from acquisitions	6,966
Liabilities added from drilling	917
Current year accretion expense	2,816
Settlements	(1,214)
Revision of estimate	787
Asset retirement obligations at September 30, 2011	$53,217

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

LINN ENERGY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for net income:

	Net Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands)
Three months ended September 30, 2011:
Net income:
Allocated to units	$837,627
Allocated to unvested restricted units	(8,774)
	$828,853
Net income per unit:
Basic net income per unit		174,956	$4.74
Dilutive effect of unit equivalents		688	(0.02)
Diluted net income per unit		175,644	$4.72

Three months ended September 30, 2010:
Net income:
Allocated to units	$4,143
Allocated to unvested restricted units	(46)
	$4,097
Net income per unit:
Basic net income per unit		145,956	$0.03
Dilutive effect of unit equivalents		502	―
Diluted net income per unit		146,458	$0.03

Nine months ended September 30, 2011:
Net income:
Allocated to units	$628,054
Allocated to unvested restricted units	(6,662)
	$621,392
Net income per unit:
Basic net income per unit		171,076	$3.63
Dilutive effect of unit equivalents		749	(0.01)
Diluted net income per unit		171,825	$3.62

Nine months ended September 30, 2010:
Net income:
Allocated to units	$129,239
Allocated to unvested restricted units	(1,361)
	$127,878
Net income per unit:
Basic net income per unit		140,598	$0.91
Dilutive effect of unit equivalents		408	―
Diluted net income per unit		141,006	$0.91

There were no anti-dilutive unit equivalents for the three months or nine months ended September 30, 2011.  Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to approximately 300,000 and 600,000 unit options and warrants for the three months and nine months ended September 30, 2010, respectively.

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

Note 13 –	Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows

“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	September 30, 2011	December 31, 2010
	(in thousands)

Accrued compensation	$14,651	$18,931
Accrued interest	76,032	62,999
Other	1,140	509
	$91,823	$82,439

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)

Cash payments for interest, net of amounts capitalized	$163,345	$55,404
Cash payments for income taxes	$487	$1,785
Noncash investing activities:
In connection with the acquisition of oil and natural gas properties, liabilities were assumed as follows:
Fair value of assets acquired	$854,224	$896,999
Cash paid, net of cash acquired	(846,976)	(872,621)
Receivables from sellers	2,662	12,620
Payables to sellers	(6,662)	—
Liabilities assumed	$3,248	$36,998

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Restricted cash of approximately $4 million and $3 million is included in “other noncurrent assets” on the condensed consolidated balance sheets at September 30, 2011, and December 31, 2010, respectively, and represents cash deposited by the Company into a separate account and designated for asset retirement obligations in accordance with contractual agreements.

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

Executive Overview

LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets.  LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its IPO in January 2006.  The Company’s properties are located in six operating regions in the United States (“U.S.”):

•	Mid-Continent Deep, which includes the Texas Panhandle Deep Granite Wash formation and deep formations in Oklahoma and Kansas;
•	Mid-Continent Shallow, which includes the Texas Panhandle Brown Dolomite formation and shallow formations in Oklahoma, Louisiana and Illinois;
•	Permian Basin, which includes areas in West Texas and Southeast New Mexico;
•	Williston Basin, which includes the Bakken formation in North Dakota;
•	Michigan, which includes the Antrim Shale formation in the northern part of the state; and
•	California, which includes the Brea Olinda Field of the Los Angeles Basin.

Results for the three months ended September 30, 2011, included the following:

•	oil, natural gas and NGL sales of approximately $292 million compared to $177 million for the third quarter of 2010;
•	average daily production of 379 MMcfe/d compared to 283 MMcfe/d for the third quarter of 2010;
•	realized gains on commodity derivatives of approximately $92 million compared to $83 million for the third quarter of 2010;
•	adjusted EBITDA of approximately $243 million compared to $185 million for the third quarter of 2010;
•	adjusted net income of approximately $79 million compared to $56 million for the third quarter of 2010;
•	capital expenditures, excluding acquisitions, of approximately $211 million compared to $74 million for the third quarter of 2010; and
•	78 wells drilled (all successful) compared to 37 wells drilled (36 successful) for the third quarter of 2010.

Results for the nine months ended September 30, 2011, included the following:

•	oil, natural gas and NGL sales of approximately $836 million compared to $480 million for the nine months ended September 30, 2010;
•	average daily production of 350 MMcfe/d compared to 251 MMcfe/d for the nine months ended September 30, 2010;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	realized gains on commodity derivatives of approximately $190 million compared to $229 million for the nine months ended September 30, 2010;
•	adjusted EBITDA of approximately $717 million compared to $511 million for the nine months ended September 30, 2010;
•	adjusted net income of approximately $224 million compared to $156 million for the nine months ended September 30, 2010;
•	capital expenditures, excluding acquisitions, of approximately $461 million compared to $147 million for the nine months ended September 30, 2010; and
•	179 wells drilled (177 successful) compared to 75 wells drilled (74 successful) for the nine months ended September 30, 2010.

Adjusted EBITDA and adjusted net income are non-GAAP financial measures used by management to analyze Company performance.  Adjusted EBITDA is a measure used by Company management to evaluate cash flow and the Company’s ability to sustain or increase distributions.  The most significant reconciling items between net income (loss) and adjusted EBITDA are interest expense and noncash items, including the change in fair value of derivatives, and depreciation, depletion and amortization.  Adjusted net income is used by Company management to evaluate its operational performance from oil and natural gas properties, prior to unrealized (gains) losses on derivatives, realized (gains) losses on canceled derivatives, impairment of goodwill and long-lived assets, loss on extinguishment of debt and (gains) losses on sale of assets, net.  See “Non-GAAP Financial Measures” on page 39 for a reconciliation of each non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

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

On May 2, 2011, and May 11, 2011, the Company completed two acquisitions of certain oil and natural gas properties located in the Williston Basin for total consideration of approximately $156 million.  The acquisitions included approximately 6 MMBoe (35 Bcfe) of proved reserves as of the acquisition date.

On April 1, 2011, and April 5, 2011, the Company completed two acquisitions of certain oil and natural gas properties located in the Permian Basin for total consideration of approximately $240 million.  The acquisitions included approximately 13 MMBoe (79 Bcfe) of proved reserves as of the acquisition date.

On March 31, 2011, the Company completed the acquisition of certain oil and natural gas properties in the Williston Basin from an affiliate of Concho Resources Inc. (“Concho”) for total consideration of approximately $194 million.  The acquisition included approximately 8 MMBoe (50 Bcfe) of proved reserves as of the acquisition date.

During the nine months ended September 30, 2011, the Company completed other smaller acquisitions of oil and natural gas properties located in its various operating regions.  The Company, in the aggregate, paid approximately $39 million in total consideration for these properties.

Acquisitions – Pending

On September 20, 2011, the Company entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the Permian Basin for a contract price of approximately $17 million.  The Company anticipates the acquisition will close in November 2011, subject to closing conditions, and will be financed with borrowings under its Credit Facility, as defined below.

On September 8, 2011, the Company entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the Permian Basin for a contract price of approximately $88 million.  The Company anticipates the acquisition will close November 1, 2011, subject to closing conditions, and will be financed with borrowings under its Credit Facility.

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

On May 2, 2011, the Company entered into a Fifth Amended and Restated Credit Agreement (“Credit Facility”), which provides for a revolving credit facility up to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount of $1.5 billion.  In October 2011, as part of the semi-annual redetermination, a borrowing base of $3.0 billion was approved by the lenders with the maximum commitment amount remaining unchanged at $1.5 billion.  The maturity date is April 2016.

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

On August 23, 2011, the Company entered into an equity distribution agreement, pursuant to which it may from time to time issue and sell units representing limited liability company interests having an aggregate offering price of up to $500 million.  In connection with entering into the agreement, the Company incurred expenses of approximately $400,000.  Sales of units, if any, will be made through a sales agent by means of ordinary brokers’ transactions, in block transactions, or as otherwise agreed with the agent.  The Company expects to use the net proceeds from any sale of the units for general corporate purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt.  In September 2011, the Company issued and sold 16,060 units representing limited liability company interests at an average unit price of $38.25 for proceeds of approximately $602,000 (net of approximately $12,000 in commissions).  The net proceeds were used for general corporate purposes.  At September 30, 2011, units equaling approximately $499 million in aggregate offering price remained available to be issued and sold under the agreement.

Commodity Derivatives

In September 2011, the Company canceled its oil and natural gas swaps for the year 2016 and used the realized gains of approximately $27 million to increase prices on its existing oil and natural gas swaps for the year 2012.  In addition, in September 2011, the Company paid premiums of approximately $33 million to increase prices on its existing oil puts for the years 2012 and 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

	Three Months Ended September 30,
	2011	2010	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$66,667	$53,801	$12,866
Oil sales	178,559	95,625	82,934
NGL sales	47,256	27,880	19,376
Total oil, natural gas and NGL sales	292,482	177,306	115,176
Gains on oil and natural gas derivatives (1)	824,240	43,505	780,735
Marketing revenues	1,477	635	842
Other revenues	1,284	915	369
	$1,119,483	$222,361	$897,122
Expenses:
Lease operating expenses	$62,907	$41,901	$21,006
Transportation expenses	7,821	5,154	2,667
Marketing expenses	850	468	382
General and administrative expenses (2)	29,891	23,751	6,140
Exploration costs	503	281	222
Bad debt expenses	79	(70)	149
Depreciation, depletion and amortization	88,328	62,482	25,846
Taxes, other than income taxes	20,875	12,011	8,864
Losses on sale of assets and other, net	279	6,073	(5,794)
	$211,533	$152,051	$59,482
Other income and (expenses)	$(67,461)	$(66,134)	$(1,327)
Income before income taxes	$840,489	$4,176	$836,313

Adjusted EBITDA (3)	$243,266	$184,964	$58,302
Adjusted net income (3)	$78,554	$56,301	$22,253

(1)
In September 2011, the Company canceled (before the contract settlement date) derivative contracts on estimated future oil and natural gas production resulting in realized gains of approximately $27 million.

(2)
General and administrative expenses for the three months ended September 30, 2011, and September 30, 2010, include approximately $5 million and $3 million, respectively, of noncash unit-based compensation expenses.

(3)
This is a non-GAAP measure used by management to analyze the Company’s performance.  See “Non-GAAP Financial Measures” on page 39 for a reconciliation of the non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended September 30,
	2011	2010	Variance
Average daily production:
Natural gas (MMcf/d)	170	143	19%
Oil (MBbls/d)	22.6	14.6	55%
NGL (MBbls/d)	12.2	8.9	37%
Total (MMcfe/d)	379	283	34%

Weighted average prices (hedged): (1)
Natural gas (Mcf)	$8.05	$8.32	(3)%
Oil (Bbl)	$88.62	$91.80	(3)%
NGL (Bbl)	$42.01	$34.21	23%

Weighted average prices (unhedged): (2)
Natural gas (Mcf)	$4.26	$4.09	4%
Oil (Bbl)	$85.89	$71.42	20%
NGL (Bbl)	$42.01	$34.21	23%

Average NYMEX prices:
Natural gas (MMBtu)	$4.19	$4.38	(4)%
Oil (Bbl)	$89.76	$76.20	18%

Costs per Mcfe of production:
Lease operating expenses	$1.80	$1.61	12%
Transportation expenses	$0.22	$0.20	10%
General and administrative expenses (3)	$0.86	$0.91	(5)%
Depreciation, depletion and amortization	$2.53	$2.40	5%
Taxes, other than income taxes	$0.60	$0.46	30%

(1)
Includes the effect of realized gains on derivatives of approximately $65 million (excluding $27 million realized gains on canceled contracts) and $83 million for the three months ended September 30, 2011, and September 30, 2010, respectively.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
General and administrative expenses for the three months ended September 30, 2011, and September 30, 2010, include approximately $5 million and $3 million, respectively, of noncash unit-based compensation expenses.  Excluding these amounts, general and administrative expenses for the three months ended September 30, 2011, and September 30, 2010, were $0.70 per Mcfe and $0.79 per Mcfe, respectively.  This is a non-GAAP measure used by management to analyze the Company’s performance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other

Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased approximately $115 million or 65% to approximately $292 million for the three months ended September 30, 2011, from approximately $177 million for the three months ended September 30, 2010, due to higher commodity prices and higher production volumes.  Higher oil, NGL and natural gas prices resulted in an increase in revenues of approximately $30 million, $9 million and $3 million, respectively.

Average daily production volumes increased to 379 MMcfe/d during the three months ended September 30, 2011, from 283 MMcfe/d during the three months ended September 30, 2010.  Higher oil, NGL and natural gas production volumes resulted in an increase in revenues of approximately $53 million, $10 million and $10 million, respectively.

The following sets forth average daily production by region:

	Three Months Ended September 30,
	2011	2010	Variance
Average daily production (MMcfe/d):
Mid-Continent Deep	175	136	39	28%
Mid-Continent Shallow	64	66	(2)	(4)%
Permian Basin	75	36	39	112%
Williston Basin	15	—	15	—
Michigan	35	31	4	14%
California	15	14	1	1%
	379	283	96	34%

The 28% increase in average daily production volumes in the Mid-Continent Deep region primarily reflects the Company’s 2010 and 2011 capital drilling programs in the Deep Granite Wash formation, as well as the impact of the acquisition in the Cleveland Play in June 2011.  The 4% decrease in average daily production volumes in the Mid-Continent Shallow region reflects downtime related to third-party plant maintenance, and the effects of natural declines, partially offset by the results of the Company’s drilling and optimization programs.  Average daily production volumes in the Permian Basin region reflect the impact of acquisitions in 2010 and 2011 and subsequent development capital spending.  Average daily production volumes in the Williston Basin region reflect the impact of acquisitions in 2011.  Average daily production volumes in the Michigan region reflect the impact of acquisitions in the fourth quarter of 2010.  The California region consists of a low-decline asset base and continues to produce at a consistent level.

Gains (Losses) on Oil and Natural Gas Derivatives
The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis.  See Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” Note 7 and Note 8 for additional information about the Company’s commodity derivatives.  During the three months ended September 30, 2011, the Company had commodity derivative contracts for approximately 103% of its natural gas production and 102% of its oil production and recognized realized gains of approximately $92 million (including realized gains on canceled contracts of approximately $27 million).  The Company canceled its oil and natural gas swaps for the year 2016 and used the realized gains of approximately $27 million to increase prices on its existing oil and natural gas swaps for the year 2012.  During the three months ended September 30, 2010, the Company had commodity derivative contracts for approximately 109% of its natural gas production and 87% of its oil production, which resulted in realized gains of approximately $83 million.  Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

During the third quarter of 2011, expected future oil and natural gas prices decreased, which resulted in net unrealized gains on derivatives of approximately $732 million for the three months ended September 30, 2011.  During the third quarter of 2010, expected future oil and natural gas prices increased, which resulted in net unrealized losses on derivatives of approximately $39 million for the three months ended September 30, 2010.  For information about the Company’s credit risk related to derivative contracts, see “Counterparty Credit Risk” in “Liquidity and Capital Resources” below.

Expenses

Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses.  Lease operating expenses increased approximately $21 million or 50% to approximately $63 million for the three months ended September 30, 2011, from approximately $42 million for the three months ended September 30, 2010.  Lease operating expenses per Mcfe also increased to $1.80 per Mcfe for the three months ended September 30, 2011, from $1.61 per Mcfe for the three months ended September 30, 2010.  Lease operating expenses increased primarily due to costs associated with properties acquired in the Permian Basin, Williston Basin and Michigan regions during 2010 and the first two quarters of 2011 (see Note 2).   Temporary oil handling costs in the Granite Wash formation and higher post-acquisition maintenance costs in the Permian Basin also contributed to the increase.

Transportation Expenses
Transportation expenses increased approximately $3 million or 52% to approximately $8 million for the three months ended September 30, 2011, from approximately $5 million for the three months ended September 30, 2010, primarily due to higher production volumes.

General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees, including executive officers, related benefits, office leases and professional fees.  General and administrative expenses increased approximately $6 million or 26% to approximately $30 million for the three months ended September 30, 2011, from approximately $24 million for the three months ended September 30, 2010.  The increase was primarily due to an increase in salaries and benefits expense of approximately $3 million, driven primarily by increased employee headcount due to acquisitions activity, an increase in unit-based compensation expense of approximately $2 million and an increase in professional services expense of approximately $1 million.  General and administrative expenses per Mcfe decreased to $0.86 per Mcfe for the three months ended September 30, 2011, from $0.91 per Mcfe for the three months ended September 30, 2010, due to higher production volumes.

Exploration Costs
Exploration costs increased approximately $200,000 or 79% to approximately $500,000 for the three months ended September 30, 2011, from approximately $300,000 for the three months ended September 30, 2010.  The increase was primarily due to higher leasehold impairment expense on unproved properties.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased approximately $26 million or 41% to approximately $88 million for the three months ended September 30, 2011, from approximately $62 million for the three months ended September 30, 2010.  Higher total production levels and oil and natural gas property acquisitions were the primary reasons for the increased expense.  Depreciation, depletion and amortization per Mcfe increased to $2.53 per Mcfe for the three months ended September 30, 2011, from $2.40 per Mcfe for the three months ended September 30, 2010.

Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, increased approximately $9 million or 74% to approximately $21 million for the three months ended September 30, 2011, from

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

approximately $12 million for the three months ended September 30, 2010.  Severance taxes, which are a function of revenues generated from production, increased approximately $8 million compared to the three months ended September 30, 2010, primarily due to higher commodity prices and production volumes.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased by approximately $1 million compared to the three months ended September 30, 2010.

Other Income and (Expenses)

	Three Months Ended September 30,
	2011	2010	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(65,848)	$(53,497)	$(12,351)
Realized losses on canceled interest rate swaps	―	(49,590)	49,590
Unrealized gains on interest rate swaps	―	38,089	(38,089)
Other, net	(1,613)	(1,136)	(477)
	$(67,461)	$(66,134)	$(1,327)

Other income and (expenses) increased approximately $1 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.  Interest expense increased primarily due to higher outstanding debt during the period and higher amortization of financing fees associated with the 2019 Senior Notes and the 2021 Senior Notes, as defined in Note 6.  In addition, in May 2011, the Company entered into a Fifth Amended and Restated Credit Facility, which also resulted in higher amortization of financing fees.  See “Debt” in “Liquidity and Capital Resources” below for additional details.

In September 2010, the Company canceled (before the contract settlement date) all of its remaining interest rate swap agreements which resulted in realized losses.  Due to changes in interest rates and prior to the cancellation of these agreements, the Company also recognized unrealized gains on unsettled contracts during the period.  The Company had no outstanding interest swaps agreements during 2011.  See “Interest Rate Swaps” under Note 7 for additional details.

Income Tax Expense

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the states of Texas and Michigan, with income tax liabilities and/or benefits of the Company passed through to unitholders.  Limited liability companies are subject to state income taxes in Texas and Michigan.  In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.  The Company recognized an income tax expense of approximately $3 million and approximately $33,000 for the three months ended September 30, 2011, and September 30, 2010, respectively.  Income tax expense increased primarily due to higher Texas margin tax expense resulting from higher pre-tax income during the three months ended September 30, 2011, compared to the same period in 2010.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure) increased approximately $58 million or 32% to approximately $243 million for the three months ended September 30, 2011, from approximately $185 million for the three months ended September 30, 2010.  The increase was primarily due to higher production revenues resulting from higher production volumes and higher commodity prices, partially offset by higher expenses.  See “Non-GAAP Financial Measures” on page 39 for a reconciliation of adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

	Nine Months Ended September 30,
	2011	2010	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$204,265	$158,114	$46,151
Oil sales	508,651	237,815	270,836
NGL sales	122,663	83,958	38,705
Total oil, natural gas and NGL sales	835,579	479,887	355,692
Gains on oil and natural gas derivatives (1)	660,279	263,299	396,980
Marketing revenues	4,159	3,252	907
Other revenues	3,564	1,363	2,201
	$1,503,581	$747,801	$755,780
Expenses:
Lease operating expenses	$165,171	$111,490	$53,681
Transportation expenses	20,152	15,030	5,122
Marketing expenses	2,703	2,209	494
General and administrative expenses (2)	91,994	71,545	20,449
Exploration costs	1,498	4,297	(2,799)
Bad debt expenses	74	(89)	163
Depreciation, depletion and amortization	234,039	169,614	64,425
Taxes, other than income taxes	56,920	32,602	24,318
Losses on sale of assets and other, net	1,870	5,699	(3,829)
	$574,421	$412,397	$162,024
Other income and (expenses)	$(292,376)	$(200,455)	$(91,921)
Income before income taxes	$636,784	$134,949	$501,835

Adjusted EBITDA (3)	$716,868	$511,446	$205,422
Adjusted net income (3)	$224,218	$156,299	$67,919

(1)
In September 2011, the Company canceled (before the contract settlement date) derivative contracts on estimated future oil and natural gas production resulting in realized gains of approximately $27 million.

(2)
General and administrative expenses for the nine months ended September 30, 2011, and September 30, 2010, include approximately $16 million and $10 million, respectively, of noncash unit-based compensation expenses.

(3)
This is a non-GAAP measure used by management to analyze the Company’s performance.  See “Non-GAAP Financial Measures” on page 39 for a reconciliation of the non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Nine Months Ended September 30,
	2011	2010	Variance
Average daily production:
Natural gas (MMcf/d)	166	131	27%
Oil (MBbls/d)	20.4	12.0	70%
NGL (MBbls/d)	10.3	8.0	29%
Total (MMcfe/d)	350	251	39%

Weighted average prices (hedged): (1)
Natural gas (Mcf)	$8.46	$8.66	(2)%
Oil (Bbl)	$88.45	$96.01	(8)%
NGL (Bbl)	$43.62	$38.35	14%

Weighted average prices (unhedged): (2)
Natural gas (Mcf)	$4.52	$4.42	2%
Oil (Bbl)	$91.19	$72.57	26%
NGL (Bbl)	$43.62	$38.35	14%

Average NYMEX prices:
Natural gas (MMBtu)	$4.21	$4.59	(8)%
Oil (Bbl)	$95.48	$77.65	23%

Costs per Mcfe of production:
Lease operating expenses	$1.73	$1.63	6%
Transportation expenses	$0.21	$0.22	(5)%
General and administrative expenses (3)	$0.96	$1.04	(8)%
Depreciation, depletion and amortization	$2.45	$2.47	(1)%
Taxes, other than income taxes	$0.60	$0.48	25%

(1)
Includes the effect of realized gains on derivatives of approximately $163 million (excluding $27 million realized gains on canceled contracts) and $229 million for the nine months ended September 30, 2011, and September 30, 2010, respectively.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
General and administrative expenses for the nine months ended September 30, 2011, and September 30, 2010, include approximately $16 million and $10 million, respectively, of noncash unit-based compensation expenses.  Excluding these amounts, general and administrative expenses for the nine months ended September 30, 2011, and September 30, 2010, were $0.80 per Mcfe and $0.89 per Mcfe, respectively.  This is a non-GAAP measure used by management to analyze the Company’s performance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other

Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased approximately $356 million or 74% to approximately $836 million for the nine months ended September 30, 2011, from approximately $480 million for the nine months ended September 30, 2010, due to higher commodity prices and higher production volumes.  Higher oil, NGL and natural gas prices resulted in an increase in revenues of approximately $104 million, $15 million and $4 million, respectively.

Average daily production volumes increased to 350 MMcfe/d during the nine months ended September 30, 2011, from 251 MMcfe/d during the nine months ended September 30, 2010.  Higher oil, natural gas and NGL production volumes resulted in an increase in revenues of approximately $167 million, $42 million and $24 million, respectively.

The following sets forth average daily production by region:

	Nine Months Ended September 30,
	2011	2010	Variance
Average daily production (MMcfe/d):
Mid-Continent Deep	160	132	28	21%
Mid-Continent Shallow	63	66	(3)	(5)%
Permian Basin	70	22	48	212%
Williston Basin	9	—	9	—
Michigan	34	17	17	103%
California	14	14	—	1%
	350	251	99	39%

The 21% increase in average daily production volumes in the Mid-Continent Deep region primarily reflects the Company’s 2010 and 2011 capital drilling programs in the Deep Granite Wash formation, as well as the impact of the acquisition in the Cleveland Play in June 2011.  The 5% decrease in average daily production volumes in the Mid-Continent Shallow region reflects downtime related to weather and third-party plant maintenance, and the effects of natural declines, partially offset by the results of the Company’s drilling and optimization programs.  Average daily production volumes in the Permian Basin region reflect the impact of acquisitions in 2010 and 2011 and subsequent development capital spending.  Average daily production volumes in the Williston Basin region reflect the impact of acquisitions in 2011.  Average daily production volumes in the Michigan region reflect the impact of acquisitions in the second quarter and fourth quarter of 2010.  The California region consists of a low-decline asset base and continues to produce at a consistent level.

Gains (Losses) on Oil and Natural Gas Derivatives
The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis.  See Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” Note 7 and Note 8 for additional information about the Company’s commodity derivatives.  During the nine months ended September 30, 2011, the Company had commodity derivative contracts for approximately 107% of its natural gas production and 104% of its oil production and recognized realized gains of approximately $190 million (including realized gains on canceled contracts of approximately $27 million).  The Company canceled its oil and natural gas swaps for the year 2016 and used the realized gains of approximately $27 million to increase prices on its existing oil and natural gas swaps for the year 2012.  During the nine months ended September 30, 2010, the Company had commodity derivative contracts for approximately 120% of its natural gas production and 106% of its oil production, which resulted in realized gains of approximately $229 million.  Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; and if the expected

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized.  During the first three quarters of 2011, expected future oil and natural gas prices decreased, which resulted in net unrealized gains on derivatives of approximately $471 million for the nine months ended September 30, 2011.  During the first three quarters of 2010, expected future oil and natural gas prices decreased, which resulted in net unrealized gains on derivatives of approximately $35 million for the nine months ended September 30, 2010.  For information about the Company’s credit risk related to derivative contracts, see “Counterparty Credit Risk” in “Liquidity and Capital Resources” below.

Expenses

Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses.  Lease operating expenses increased approximately $54 million or 48% to approximately $165 million for the nine months ended September 30, 2011, from approximately $111 million for the nine months ended September 30, 2010.  Lease operating expenses per Mcfe also increased to $1.73 per Mcfe for the nine months ended September 30, 2011, from $1.63 per Mcfe for the nine months ended September 30, 2010.  Lease operating expenses increased primarily due to costs associated with properties acquired in the Permian Basin, Williston Basin and Michigan regions during 2010 and the first two quarters of 2011 (see Note 2).  Temporary oil handling costs in the Granite Wash formation and higher post-acquisition maintenance costs in the Permian Basin also contributed to the increase.

Transportation Expenses
Transportation expenses increased approximately $5 million or 34% to approximately $20 million for the nine months ended September 30, 2011, from approximately $15 million for the nine months ended September 30, 2010, primarily due to higher production volumes.

General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees, including executive officers, related benefits, office leases and professional fees.  General and administrative expenses increased approximately $20 million or 29% to approximately $92 million for the nine months ended September 30, 2011, from approximately $72 million for the nine months ended September 30, 2010.  The increase was primarily due to an increase in salaries and benefits expense of approximately $11 million, driven primarily by increased employee headcount due to acquisitions activity, an increase in unit-based compensation expense of approximately $6 million and an increase in professional services expense of approximately $3 million.  General and administrative expenses per Mcfe decreased to $0.96 per Mcfe for the nine months ended September 30, 2011, from $1.04 per Mcfe for the nine months ended September 30, 2010, due to higher production volumes.

Exploration Costs
Exploration costs decreased approximately $3 million or 65% to approximately $1 million for the nine months ended September 30, 2011, from approximately $4 million for the nine months ended September 30, 2010.  The decrease was primarily due to lower leasehold impairment expense on unproved properties.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased approximately $64 million or 38% to approximately $234 million for the nine months ended September 30, 2011, from approximately $170 million for the nine months ended September 30, 2010.  Higher total production levels and oil and natural gas property acquisitions were the primary reasons for the increased expense.  Depreciation, depletion and amortization per Mcfe decreased to $2.45 per Mcfe for the nine months ended September 30, 2011, from $2.47 per Mcfe for the nine months ended September 30, 2010.  The decrease per Mcfe is primarily due to higher reserves resulting from higher commodity prices and drilling activity in the Mid-Continent Deep region, including the Deep Granite Wash formation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, increased approximately $24 million or 75% to approximately $57 million for the nine months ended September 30, 2011, from approximately $33 million for the nine months ended September 30, 2010.  Severance taxes, which are a function of revenues generated from production, increased approximately $23 million compared to the nine months ended September 30, 2010, primarily due to higher commodity prices and production volumes.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased approximately $1 million compared to the nine months ended September 30, 2010.

Other Income and (Expenses)

	Nine Months Ended September 30,
	2011	2010	Variance
	(in thousands)

Loss on extinguishment of debt	$(94,372)	$—	$(94,372)
Interest expense, net of amounts capitalized	(191,673)	(127,119)	(64,554)
Realized losses on interest rate swaps	—	(8,021)	8,021
Realized losses on canceled interest rate swaps	—	(123,865)	123,865
Unrealized gains on interest rate swaps	—	63,978	(63,978)
Other, net	(6,331)	(5,428)	(903)
	$(292,376)	$(200,455)	$(91,921)

Other income and (expenses) increased approximately $92 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.  Interest expense increased primarily due to higher outstanding debt during the period and higher amortization of financing fees associated with the 2019 Senior Notes and the 2010 Issued Senior Notes, as defined in Note 6.  In addition, in May 2011, the Company entered into a Fifth Amended and Restated Credit Facility, which also resulted in higher amortization of financing fees.  For the nine months ended September 30, 2011, the Company also recorded a loss on extinguishment of debt of approximately $94 million as a result of the redemptions, cash tender offers and additional repurchases of a portion of the Original Senior Notes, as defined in Note 6.  See “Debt” in “Liquidity and Capital Resources” below for additional details.

During the nine months ended September 30, 2010, the Company canceled (before the contract settlement date) all of its interest rate swap agreements which resulted in realized losses.  Due to changes in interest rates and prior to the cancellation of these agreements, the Company also recognized unrealized gains on unsettled contracts and realized gains on settled contracts during the period.  The Company had no outstanding interest swaps agreements during 2011.  See “Interest Rate Swaps” under Note 7 for additional details.

Income Tax Expense

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the states of Texas and Michigan, with income tax liabilities and/or benefits of the Company passed through to unitholders.  Limited liability companies are subject to state income taxes in Texas and Michigan.  In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.  The Company recognized an income tax expense of approximately $9 million and $6 million for the nine months ended September 30, 2011, and September 30, 2010, respectively.  Income tax expense increased primarily due to higher Texas margin tax expense resulting from higher pre-tax income during the nine months ended September 30, 2011, compared to the same period in 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure) increased approximately $206 million or 40% to approximately $717 million for the nine months ended September 30, 2011, from approximately $511 million for the nine months ended September 30, 2010.  The increase was primarily due to higher production revenues resulting from higher production volumes and higher commodity prices, partially offset by higher expenses.  See “Non-GAAP Financial Measures” on page 39 for a reconciliation of adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Liquidity and Capital Resources

The Company utilizes funds from equity and debt offerings, bank borrowings and cash generated from operations for capital resources and liquidity.  To date, the primary use of capital has been for acquisitions and the development of oil and natural gas properties.  For the nine months ended September 30, 2011, the Company’s capital expenditures, excluding acquisitions, were approximately $461 million.  For 2011, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $675 million.  Total capital expenditures include approximately $625 million related to the Company’s oil and natural gas capital program and $27 million related to its plant and pipeline capital.  This estimate reflects amounts for the development of properties associated with acquisitions (see Note 2), is under continuous review and subject to ongoing adjustment.  The Company expects to fund these capital expenditures primarily with cash flow from operations and borrowings under its Credit Facility.

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

Statements of Cash Flows

The following is a comparative cash flow summary:

	Nine Months Ended September 30,
	2011	2010	Variance
	(in thousands)
Net cash:
Provided by operating activities (1)	$486,429	$183,419	$303,010
Used in investing activities	(1,257,274)	(1,013,549)	(243,725)
Provided by financing activities	544,919	1,225,959	(681,040)
Net increase (decrease) in cash and cash equivalents	$(225,926)	$395,829	$(621,755)

(1)	The nine months ended September 30, 2011, and September 30, 2010, include premiums paid for commodity derivatives of approximately $60 million and $91 million, respectively.

Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2011, was approximately $486 million, compared to approximately $183 million for the nine months ended September 30, 2010.  The increase was primarily due to higher production volumes and higher commodity prices partially offset by higher expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash flow from investing activities:
Acquisition of oil and natural gas properties, net of cash acquired	$(846,976)	$(894,521)
Capital expenditures	(421,074)	(119,724)
Proceeds from sale of properties and equipment and other	10,776	696
	$(1,257,274)	$(1,013,549)

The primary use of cash in investing activities is for capital spending.  Cash used in investing activities for the nine months ended September 30, 2011, primarily relates to the acquisitions of properties in the Williston Basin, Permian Basin and Mid-Continent Deep regions.  The nine months ended September 30, 2011, also includes the returned deposit of approximately $9 million related to a terminated purchase and sale agreement in 2010.  See Note 2 for additional details.

Capital expenditures were higher for the nine months ended September 30, 2011, compared to the same period in 2010, primarily due to an increase in drilling activities in the Granite Wash formation in the Mid-Continent Deep region and the Wolfberry Trend in the Permian Basin region.  Excluding acquisitions, capital expenditures for full year 2011 are expected to be approximately $675 million.

Financing Activities
Cash provided by financing activities was approximately $545 million for the nine months ended September 30, 2011, compared to approximately $1.2 billion for the nine months ended September 30, 2010.  The decrease in financing cash flow needs was primarily attributable to the increase in cash provided by operating activities and the utilization of cash on hand.  The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Proceeds from borrowings:
Credit facility	$770,000	$920,000
Senior notes	744,240	2,250,816
	$1,514,240	$3,170,816

Repayments of debt:
Credit facility	$(705,000)	$(2,020,000)
Senior notes	(449,679)	—
	$(1,154,679)	$(2,020,000)

Debt

On May 2, 2011, the Company entered into a Fifth Amended and Restated Credit Agreement (“Credit Facility”), which provides for a revolving credit facility up to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount of $1.5 billion.  In October 2011, as part of the semi-annual redetermination, a borrowing base of $3.0 billion was approved by the lenders with the maximum commitment amount remaining

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

unchanged at $1.5 billion.  The maturity date is April 2016.  At September 30, 2011, available borrowing capacity was approximately $1.43 billion, which includes a $4 million reduction in availability for outstanding letters of credit.  In addition, on May 13, 2011, the Company issued $750 million in aggregate principal amount of 6.50% senior notes due 2019 and received net proceeds of approximately $729 million.

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

In June 2011, the Company repurchased an additional portion of its remaining outstanding 2017 Senior Notes and 2018 Senior Notes for $17 million (or 29% of the remaining outstanding principal amount of the 2017 Senior Notes) and $24 million (or 61% of the remaining outstanding principal amount of the 2018 Senior Notes), respectively. After giving effect to the tender offers and subsequent repurchases of the 2017 Senior Notes and the 2018 Senior Notes, aggregate principal amounts of $41 million and $16 million, respectively, remain outstanding at September 30, 2011.

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

Counterparty Credit Risk

The Company accounts for its commodity derivatives and, when applicable, its interest rate derivatives at fair value.  The Company’s counterparties are current participants or affiliates of participants in its Credit Facility or were participants or affiliates of participants in its Credit Facility at the time it originally entered into the derivatives.  The Credit Facility is secured by the Company’s oil, natural gas and NGL reserves; therefore, the Company is not required to post any collateral.  The Company does not receive collateral from its counterparties.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity derivatives and, when applicable, its interest rate derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

Equity Distribution Agreement

On August 23, 2011, the Company entered into an equity distribution agreement, pursuant to which it may from time to time issue and sell units representing limited liability company interests having an aggregate offering price of up to $500 million.  In connection with entering into the agreement, the Company incurred expenses of approximately $400,000.  Sales of units, if any, will be made through a sales agent by means of ordinary brokers’

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

transactions, in block transactions, or as otherwise agreed with the agent.  The Company expects to use the net proceeds from any sale of the units for general corporate purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt.  In September 2011, the Company issued and sold 16,060 units representing limited liability company interests at an average unit price of $38.25 for proceeds of approximately $602,000 (net of approximately $12,000 in commissions).  The net proceeds were used for general corporate purposes.  At September 30, 2011, units equaling approximately $499 million in aggregate offering price remained available to be issued and sold under the agreement.

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

Unit Repurchase Plan

In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases.  In August 2011, the Company repurchased 400,000 units at an average unit price of $32.98 for a total cost of approximately $13 million.  In addition, in October 2011, the Company repurchased 129,734 units at an average unit price of $32.08 for a total cost of approximately $4 million.

Distributions

Under the Company’s limited liability company agreement, the Company’s unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses.  The following provides a summary of distributions paid by the Company during the nine months ended September 30, 2011:

Date Paid	Period Covered by Distribution	Distribution Per Unit	Total Distribution
			(in millions)

August 2011	April 1 – June 30, 2011	$0.69	$123
May 2011	January 1 – March 31, 2011	$0.66	$116
February 2011	October 1 – December 31, 2010	$0.66	$106

On October 24, 2011, the Company’s Board of Directors declared a cash distribution of $0.69 per unit, or $2.76 per unit on an annualized basis, with respect to the third quarter of 2011.  The distribution, totaling approximately $122 million, will be paid on November 14, 2011, to unitholders of record as of the close of business on November 4, 2011.

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

During the nine months ended September 30, 2011, and September 30, 2010, the Company made no significant payments to settle any legal, environmental or tax proceedings.  The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary.  Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Commitments and Contractual Obligations

The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2010 Annual Report on Form 10-K.  With the exception of: (i) entering into the Fifth Amended and Restated Credit Agreement that provides a $1.5 billion maximum commitment amount and extends the maturity from April 2015 to April 2016; (ii) the issuance of $750 million in aggregate principal amount of 6.50% Senior Notes due 2019; and (iii) the redemptions, cash tender offers and related consent solicitations and additional repurchases in which the Company purchased 84% and 94% of the outstanding principal amounts of 2017 Senior Notes and 2018 Senior Notes, respectively, there have been no significant changes to the Company’s contractual obligations from December 31, 2010.  See Note 6 for additional information about the Company’s debt instruments.

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

The Company defines adjusted EBITDA as net income (loss) plus the following adjustments:

•	Net operating cash flow from acquisitions and divestitures, effective date through closing date;
•	Interest expense;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	Depreciation, depletion and amortization;
•	Impairment of goodwill and long-lived assets;
•	Write-off of deferred financing fees and other;
•	(Gains) losses on sale of assets and other, net;
•	Provision for legal matters;
•	Loss on extinguishment of debt;
•	Unrealized (gains) losses on commodity derivatives;
•	Unrealized (gains) losses on interest rate derivatives;
•	Realized (gains) losses on interest rate derivatives;
•	Realized (gains) losses on canceled derivatives;
•	Unit-based compensation expenses;
•	Exploration costs; and
•	Income tax (benefit) expense.

The following presents a reconciliation of net income to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Net income	$837,627	$4,143	$628,054	$129,239
Plus:
Net operating cash flow from acquisitions and divestitures, effective date through closing date	1,521	4,200	37,880	22,717
Interest expense, cash	39,609	16,125	164,790	55,818
Interest expense, noncash	26,239	37,372	26,883	71,301
Depreciation, depletion and amortization	88,328	62,482	234,039	169,614
Write-off of deferred financing fees and other	—	―	1,189	2,076
(Gains) losses on sale of assets and other, net	167	1,276	(749)	1,946
Provision for legal matters	36	5,000	776	5,000
Loss on extinguishment of debt	—	—	94,372	—
Unrealized (gains) losses on commodity derivatives	(732,452)	39,405	(470,601)	(34,726)
Unrealized gains on interest rate derivatives	—	(38,089)	—	(63,978)
Realized losses on interest rate derivatives	—	―	—	8,021
Realized (gains) losses on canceled derivatives	(26,752)	49,590	(26,752)	123,865
Unit-based compensation expenses	5,578	3,146	16,759	10,546
Exploration costs	503	281	1,498	4,297
Income tax expense	2,862	33	8,730	5,710
Adjusted EBITDA	$243,266	$184,964	$716,868	$511,446

The following presents a reconciliation of net cash provided by operating activities to adjusted EBITDA:

Net cash provided by operating activities for the three months ended September 30, 2011, was approximately $183 million and includes cash interest payments of approximately $39 million, realized gains on canceled derivatives of approximately $(27) million, premiums paid for commodity derivatives of approximately $60 million and other items totaling approximately $(12) million that are not included in adjusted EBITDA.  Net cash provided by operating activities for the three months ended September 30, 2010, was approximately $108 million and includes cash interest payments of approximately $16 million, realized losses on canceled derivatives of approximately $50 million and other items totaling approximately $11 million that are not included in adjusted EBITDA.  Net cash

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

provided by operating activities for the nine months ended September 30, 2011, was approximately $486 million and includes cash interest payments of approximately $163 million, realized gains on canceled derivatives of approximately $(27) million, premiums paid for commodity derivatives of approximately $60 million and other items totaling approximately $35 million that are not included in adjusted EBITDA.  Net cash provided by operating activities for the nine months ended September 30, 2010, was approximately $183 million and includes cash interest payments of approximately $55 million, cash settlements on interest rate derivatives of approximately $11 million, realized losses on canceled derivatives of approximately $124 million, premiums paid for commodity derivatives of approximately $91 million and other items totaling approximately $47 million that are not included in adjusted EBITDA.

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

The following presents a reconciliation of net income to adjusted net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per unit amounts)

Net income	$837,627	$4,143	$628,054	$129,239
Plus:
Unrealized (gains) losses on commodity derivatives	(732,452)	39,405	(470,601)	(34,726)
Unrealized gains on interest rate derivatives	—	(38,089)	—	(63,978)
Realized (gains) losses on canceled derivatives	(26,752)	49,590	(26,752)	123,865
Loss on extinguishment of debt	—	―	94,372	―
(Gains) losses on sale of assets, net	131	1,252	(855)	1,899
Adjusted net income	$78,554	$56,301	$224,218	$156,299

Net income per unit – basic	$4.74	$0.03	$3.63	$0.91
Plus, per unit:
Unrealized (gains) losses on commodity derivatives	(4.15)	0.26	(2.73)	(0.24)
Unrealized gains on interest rate derivatives	—	(0.26)	—	(0.45)
Realized (gains) losses on canceled derivatives	(0.15)	0.34	(0.15)	0.87
Loss on extinguishment of debt	—	―	0.55	―
(Gains) losses on sale of assets, net	—	0.01	—	0.01
Adjusted net income per unit – basic	$0.44	$0.38	$1.30	$1.10

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

Recently Issued Accounting Standards Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that further addresses fair value measurement accounting and related disclosure requirements.  The ASU clarifies the FASB’s intent regarding the application of existing fair value measurement and disclosure requirements, changes the fair value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair value measurements.  The ASU will be applied prospectively and is effective for periods beginning after December 15, 2011.  The Company is currently evaluating the impact, if any, of the adoption of this ASU on its consolidated financial statements and related disclosures.

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

Commodity Price Risk

The Company enters into derivative contracts with respect to a portion of its projected production through various transactions that provide an economic hedge of the risk related to the future prices received.  The Company does not enter into derivative contracts for trading purposes (see Note 7).  At September 30, 2011, the fair value of contracts that settle during the next 12 months was an asset of approximately $300 million and a liability of approximately $4 million for a net asset of approximately $296 million.  A 10% increase in the index oil and natural gas prices above the September 30, 2011, prices for the next 12 months would result in a net asset of approximately $202 million which represents a decrease in the fair value of approximately $94 million; conversely, a 10% decrease in the index oil and natural gas prices would result in a net asset of approximately $393 million which represents an increase in the fair value of approximately $97 million.

Interest Rate Risk

At September 30, 2011, the Company had long-term debt outstanding under its Credit Facility of approximately $65 million, which incurred interest at floating rates (see Note 6).  A 1% increase in the London Interbank Offered Rate (“LIBOR”) would result in an estimated $1 million increase in annual interest expense.

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

At September 30, 2011, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 4.40%.  A 1% increase in the average public bond yield spread would result in an estimated $100,000 increase in net income for the nine months ended September 30, 2011.  At September 30, 2011, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 4.85%.  A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $8 million decrease in net income for the nine months ended September 30, 2011.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

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

There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2011 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following sets forth information with respect to the Company’s repurchases of its units during the third quarter of 2011:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet be Purchased Under the Plans or Programs (1)
				(in millions)

August 1 – 31	400,000	$32.98	400,000	$61

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

LINN ENERGY, LLC
(Registrant)

Date: October 27, 2011	/s/ David B. Rottino
David B. Rottino
Senior Vice President of Finance, Business Development
and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)