Form 10-K
period 2011-12-31
LINN ENERGY, LLC
filed 2012-02-23
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2011

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
         Yes  ☐        No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.8 billion on June 30, 2011, based on $39.07 per unit, the last reported sales price of the units on The NASDAQ Global Select Market on such date.

         As of January 31, 2012, there were 199,366,666 units outstanding.

Documents Incorporated By Reference:

Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of unitholders to be held on April 24, 2012.

i

GLOSSARY OF TERMS

As commonly used in the oil and natural gas industry and as used in this Annual Report on Form 10-K, the following terms have the following meanings:

Basin.  A large area with a relatively thick accumulation of sedimentary rocks.

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

Formation.  A stratum of rock that is recognizable from adjacent strata consisting mainly of a certain type of rock or combination of rock types with thickness that may range from less than two feet to hundreds of feet.

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

GLOSSARY OF TERMS - Continued

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

Spacing.  The number of wells which conservation laws allow to be drilled on a given area of land.

GLOSSARY OF TERMS - Continued

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

Zone.  A stratigraphic interval containing one or more reservoirs.

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

Overview

LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets.  LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering (“IPO”) in January 2006.  The Company’s properties are located in the United States (“U.S.”), primarily in the Mid-Continent, the Permian Basin, Michigan, California and the Williston Basin.

Proved reserves at December 31, 2011, were 3,370 Bcfe, of which approximately 34% were oil, 50% were natural gas and 16% were natural gas liquids (“NGL”).  Approximately 60% were classified as proved developed, with a total standardized measure of discounted future net cash flows of $6.6 billion.  At December 31, 2011, the Company operated 7,759 or 69% of its 11,230 gross productive wells and had an average proved reserve-life index of approximately 22 years, based on the December 31, 2011, reserve report and fourth quarter 2011 annualized production.

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

Grow Through Acquisition of Long-Life, High Quality Properties

The Company’s acquisition program targets oil and natural gas properties that it believes will be financially accretive and offer stable, long-life, high quality production with relatively predictable decline curves, as well as lower-risk development opportunities.  The Company evaluates acquisitions based on decline profile, reserve life, operational efficiency, field cash flow, development costs and rate of return.  As part of this strategy, the Company continually seeks to optimize its asset portfolio, which may include the divestiture of noncore assets.  This allows the Company to redeploy capital into projects to develop lower-risk, long-life and low-decline properties that are better suited to its business strategy.

Item 1.        Business - Continued

Since January 1, 2007, excluding three acquisitions of Appalachian Basin properties sold in July 2008, the Company has completed 33 acquisitions of working and royalty interests in oil and natural gas properties and related gathering and pipeline assets.  Total acquired proved reserves were approximately 2.8 Tcfe at the date of acquisition with acquisition costs of approximately $2.26 per Mcfe.  The Company finances acquisitions with a combination of funds from equity and debt offerings, bank borrowings and cash flow from operations.  See Note 2 for additional details about the Company’s acquisitions and divestitures.

Efficiently Operate and Develop Acquired Properties

The Company has centralized the operation of its acquired properties into defined operating regions to minimize operating costs and maximize production and capital efficiency.  The Company maintains a large inventory of drilling and optimization projects within each region to achieve organic growth from its capital development program.  The Company generally seeks to be the operator of its properties so that it can develop drilling programs and optimization projects that not only replace production, but add value through reserve and production growth and future operational synergies.  The development program is focused on lower-risk, repeatable drilling opportunities to maintain and/or grow cash flow.  Many of the wells are completed in multiple producing zones with commingled production and long economic lives.  In addition, the Company seeks to deliver attractive financial returns by leveraging its experienced workforce and scalable infrastructure.  For 2012, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $940 million, including $880 million related to its oil and natural gas capital program and $40 million related to its plant and pipeline capital.  This estimate is under continuous review and is subject to ongoing adjustments.  The Company expects to fund these capital expenditures primarily with cash flow from operations and bank borrowings.

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

These commodity hedging transactions are primarily in the form of swap contracts and put options that are designed to provide a fixed price (swap contracts) or fixed price floor with the opportunity for upside (put options) that the Company will receive as compared to floating market prices.  The Company has derivative contracts in place for 2011 through 2016 at average prices ranging from a low of $95.39 per Bbl to a high of $98.44 per Bbl for oil and from a low of $5.00 per MMBtu to a high of $5.84 per MMBtu for natural gas.  See Note 7 for the specific years and the related commodity prices.  Additionally, the Company has derivative contracts in place covering a substantial portion of its exposure to the Mid-Continent natural gas basis differential through 2015 and its timing risk exposure on Mid-Continent and Permian Basin oil sales through 2014.  For additional details about the Company’s commodity derivative contracts, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”  See also Note 7 and Note 8.

In addition, the Company may from time to time enter into derivative contracts in the form of interest rate swaps to minimize the effects of fluctuations in interest rates.  Currently, the Company has no outstanding interest rate swaps.

Recent Developments

Acquisitions

On December 15, 2011, the Company completed the acquisition of certain oil and natural gas properties located primarily in the Granite Wash of Texas and Oklahoma from Plains Exploration & Production Company (“Plains”)

Item 1.        Business - Continued

for total consideration of approximately $544 million.  The acquisition included approximately 51 MMBoe (306 Bcfe) of proved reserves as of the acquisition date.

On November 1, 2011, and November 18, 2011, the Company completed two acquisitions of certain oil and natural gas properties located in the Permian Basin for total consideration of approximately $110 million.  The acquisitions included approximately 7 MMBoe (42 Bcfe) of proved reserves as of the acquisition dates.

On June 1, 2011, the Company completed the acquisition of certain oil and natural gas properties in the Cleveland play, located in the Texas Panhandle, from Panther Energy Company, LLC and Red Willow Mid-Continent, LLC (collectively referred to as “Panther”) for total consideration of approximately $223 million.  The acquisition included approximately 9 MMBoe (54 Bcfe) of proved reserves as of the acquisition date.

On May 2, 2011, and May 11, 2011, the Company completed two acquisitions of certain oil and natural gas properties located in the Williston Basin for total consideration of approximately $153 million.  The acquisitions included approximately 6 MMBoe (35 Bcfe) of proved reserves as of the acquisition dates.

On April 1, 2011, and April 5, 2011, the Company completed two acquisitions of certain oil and natural gas properties located in the Permian Basin for total consideration of approximately $239 million.  The acquisitions included approximately 13 MMBoe (79 Bcfe) of proved reserves as of the acquisition dates.

On March 31, 2011, the Company completed the acquisition of certain oil and natural gas properties located in the Williston Basin from an affiliate of Concho Resources Inc. (“Concho”) for total consideration of approximately $194 million.  The acquisition included approximately 8 MMBoe (50 Bcfe) of proved reserves as of the acquisition date.

During 2011, the Company completed other smaller acquisitions of oil and natural gas properties located in its various operating regions.  The Company, in the aggregate, paid approximately $38 million in total consideration for these properties.

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

Distributions

On January 27, 2012, the Company’s Board of Directors declared a cash distribution of $0.69 per unit, or $2.76 per unit on an annualized basis, with respect to the fourth quarter of 2011.  The distribution, totaling approximately $138 million, was paid on February 14, 2012, to unitholders of record as of the close of business on February 7, 2012.

Operating Regions

The Company’s properties are located in six operating regions in the U.S.:

•	Mid-Continent Deep, which includes the Texas Panhandle Deep Granite Wash formation and deep formations in Oklahoma and Kansas;
•	Mid-Continent Shallow, which includes the Texas Panhandle Brown Dolomite formation and shallow formations in Oklahoma, Louisiana and Illinois;

Item 1.        Business - Continued

•	Permian Basin, which includes areas in West Texas and Southeast New Mexico;
•	Michigan, which includes the Antrim Shale formation in the northern part of the state;
•	California, which includes the Brea Olinda Field of the Los Angeles Basin; and
•	Williston Basin, which includes the Bakken formation in North Dakota.

Mid-Continent Deep

The Mid-Continent Deep region includes properties in the Deep Granite Wash formation in the Texas Panhandle, which produces at depths ranging from 10,000 feet to 16,000 feet, as well as properties in Oklahoma and Kansas, which produce at depths of more than 8,000 feet.  Mid-Continent Deep proved reserves represented approximately 47% of total proved reserves at December 31, 2011, of which 49% were classified as proved developed reserves.  This region produced 172 MMcfe/d or 47% of the Company’s 2011 average daily production.  During 2011, the Company invested approximately $268 million to drill in this region.  During 2012, the Company anticipates spending approximately 65% of its total oil and natural gas capital budget for development activities in the Mid-Continent Deep region, primarily in the Deep Granite Wash formation.

To more efficiently transport its natural gas in the Mid-Continent Deep region to market, the Company owns and operates a network of natural gas gathering systems comprised of approximately 285 miles of pipeline and associated compression and metering facilities that connect to numerous sales outlets in the Texas Panhandle.

Mid-Continent Shallow

The Mid-Continent Shallow region includes properties producing from the Brown Dolomite formation in the Texas Panhandle, which produces at depths of approximately 3,200 feet, as well as properties in Oklahoma, Louisiana and Illinois, which produce at depths of less than 8,000 feet.  Mid-Continent Shallow proved reserves represented approximately 20% of total proved reserves at December 31, 2011, of which 70% were classified as proved developed reserves.  This region produced 63 MMcfe/d or 17% of the Company’s 2011 average daily production.  During 2011, the Company invested approximately $9 million to drill in this region.  During 2012, the Company anticipates spending approximately 2% of its total oil and natural gas capital budget for development activities in the Mid-Continent Shallow region.

To more efficiently transport its natural gas in the Mid-Continent Shallow region to market, the Company owns and operates a network of natural gas gathering systems comprised of approximately 665 miles of pipeline and associated compression and metering facilities that connect to numerous sales outlets in the Texas Panhandle.

Permian Basin

The Permian Basin is one of the largest and most prolific oil and natural gas basins in the U.S.  The Company’s properties are located in West Texas and Southeast New Mexico and produce at depths ranging from 2,000 feet to 12,000 feet.  Permian Basin proved reserves represented approximately 16% of total proved reserves at December 31, 2011, of which 56% were classified as proved developed reserves.  This region produced 73 MMcfe/d or 20% of the Company’s 2011 average daily production.  During 2011, the Company invested approximately $255 million to drill in this region.  During 2012, the Company anticipates spending approximately 25% of its total oil and natural gas capital budget for development activities in the Permian Basin region, primarily in the Wolfberry trend.

Michigan

The Michigan region includes properties producing from the Antrim Shale formation in the northern part of the state, which produces at depths ranging from 600 feet to 2,200 feet.  Michigan proved reserves represented approximately 9% of total proved reserves at December 31, 2011, of which 90% were classified as proved developed reserves.  This region produced 35 MMcfe/d or 9% of the Company’s 2011 average daily production.  During 2011, the Company invested approximately $3 million to drill in this region.  During 2012, the Company

Item 1.        Business - Continued

anticipates spending approximately 1% of its total oil and natural gas capital budget for development activities in the Michigan region.

California

The California region consists of the Brea Olinda Field of the Los Angeles Basin.  The Brea Olinda Field was discovered in 1880 and produces from the shallow Pliocene formation to the deeper Miocene formation at depths ranging from 1,000 feet to 7,500 feet.  California proved reserves represented approximately 6% of total proved reserves at December 31, 2011, of which 93% were classified as proved developed reserves.  This region produced 14 MMcfe/d or 4% of the Company’s 2011 average daily production.  During 2011, the Company invested approximately $6 million to drill in this region.  During 2012, the Company anticipates spending approximately 1% of its total oil and natural gas capital budget for development activities in the California region.

Williston Basin

The Williston Basin is one of the premier oil basins in the U.S.  The Company’s properties are located in North Dakota and produce at depths ranging from 9,000 feet to 12,000 feet.  Williston Basin proved reserves represented approximately 2% of total proved reserves at December 31, 2011, of which 48% were classified as proved developed reserves.  This region produced 12 MMcfe/d or 3% of the Company’s 2011 average daily production.  During 2011, the Company invested approximately $39 million to drill in this region.  During 2012, the Company anticipates spending approximately 6% of its total oil and natural gas capital budget for development activities in the Williston Basin region.

Drilling and Acreage

The following sets forth the wells drilled in the Mid-Continent Deep, Mid-Continent Shallow, Permian Basin, Michigan, California and Williston Basin operating regions during the periods indicated (“gross” refers to the total wells in which the Company had a working interest and “net” refers to gross wells multiplied by the Company’s working interest):

	Year Ended December 31,
	2011	2010	2009
Gross wells:
Productive	292	138	72
Dry	2	1	1
	294	139	73
Net development wells:
Productive	186	116	35
Dry	2	1	1
	188	117	36
Net exploratory wells:
Productive	—	—	—
Dry	—	—	—
	—	—	—

The totals above do not include 8 and 25 lateral segments added to existing vertical wellbores in the Mid-Continent Shallow region during the years ended December 31, 2010, and December 31, 2009, respectively.  There were no lateral segments added to existing vertical wellbores during the year ended December 31, 2011.  At December 31, 2011, the Company had 85 gross (51 net) wells in process (no wells were temporarily suspended).

This information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled and the quantities or economic value of

Item 1.        Business - Continued

reserves found.  Productive wells are those that produce commercial quantities of oil, natural gas or NGL, regardless of whether they generate a reasonable rate of return.

The following sets forth information about the Company’s drilling locations and net acres of leasehold interests as of December 31, 2011:

Total (1)

Proved undeveloped	2,302
Other locations	4,154
Total drilling locations	6,456

Leasehold interests – net acres (in thousands)	1,116

(1)      Does not include optimization projects.

As shown in the table above, as of December 31, 2011, the Company had 2,302 proved undeveloped drilling locations (specific drilling locations as to which the independent engineering firm, DeGolyer and MacNaughton, assigned proved undeveloped reserves as of such date) and the Company had identified 4,154 additional unproved drilling locations (specific drilling locations as to which DeGolyer and MacNaughton has not assigned any proved reserves) on acreage that the Company has under existing leases.  As successful development wells frequently result in the reclassification of adjacent lease acreage from unproved to proved, the Company expects that a significant number of its unproved drilling locations will be reclassified as proved drilling locations prior to the actual drilling of these locations.

Productive Wells

The following sets forth information relating to the productive wells in which the Company owned a working interest as of December 31, 2011.  Productive wells consist of producing wells and wells capable of production, including wells awaiting pipeline or other connections to commence deliveries.  “Gross” wells refers to the total number of producing wells in which the Company has an interest, and “net” wells refers to the sum of its fractional working interests owned in gross wells.  The number of wells below does not include approximately 2,500 productive wells in which the Company owns a royalty interest only.

	Natural Gas Wells		Oil Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net

Operated (1)	3,889	2,925	3,870	3,578	7,759	6,503
Nonoperated (2)	1,843	369	1,628	207	3,471	576
	5,732	3,294	5,498	3,785	11,230	7,079

(1)	The Company had 12 operated wells with multiple completions at December 31, 2011.

(2)	The Company had no nonoperated wells with multiple completions at December 31, 2011.

Item 1.        Business - Continued

Developed and Undeveloped Acreage

The following sets forth information relating to leasehold acreage as of December 31, 2011:

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
	(in thousands)

Leasehold acreage	2,352	1,060	133	56	2,485	1,116

Production, Price and Cost History

The Company’s natural gas production is primarily sold under market sensitive price contracts, which typically sell at a differential to the New York Mercantile Exchange (“NYMEX”), Panhandle Eastern Pipeline (“PEPL”), El Paso Permian Basin, or Mich Con city-gate natural gas prices due to the Btu content and the proximity to major consuming markets.  The Company’s natural gas production is sold to purchasers under percentage-of-proceeds contracts, percentage-of-index contracts or spot price contracts.  By the terms of the percentage-of-proceeds contracts, the Company receives a percentage of the resale price received by the purchaser for sales of residual natural gas and NGL recovered after transportation and processing of natural gas.  These purchasers sell the residual natural gas and NGL based primarily on spot market prices.  Under percentage-of-index contracts, the price per MMBtu the Company receives for natural gas is tied to indexes published in Gas Daily or Inside FERC Gas Market Report. Although exact percentages vary daily, as of December 31, 2011, approximately 90% of the Company’s natural gas and NGL production was sold under short-term contracts at market-sensitive or spot prices.  At December 31, 2011, the Company had natural gas throughput delivery commitments under long-term contracts of approximately 784 MMcf for the year ended December 31, 2012, and approximately 31 Bcf to be delivered by August 2015.

The Company’s oil production is primarily sold under market sensitive contracts, which typically sell at a differential to NYMEX, and as of December 31, 2011, approximately 90% of its oil production was sold under short-term contracts. At December 31, 2011, the Company had no delivery commitments for oil production.

As discussed in the “Strategy” section above, the Company enters into derivative contracts primarily in the form of swap contracts and put options to reduce the impact of commodity price volatility on its cash flow from operations.  By removing a significant portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flow due to fluctuations in commodity prices.

Item 1.        Business - Continued

The following sets forth information regarding average daily production, average prices and average costs for each of the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Average daily production:
Natural gas (MMcf/d)	175	137	125
Oil (MBbls/d)	21.5	13.1	9.0
NGL (MBbls/d)	10.8	8.3	6.5
Total (MMcfe/d)	369	265	218

Weighted average prices (hedged): (1)
Natural gas (Mcf)	$8.20	$8.52	$8.27
Oil (Bbl)	$89.21	$94.71	$110.94
NGL (Bbl)	$42.88	$39.14	$28.04

Weighted average prices (unhedged): (2)
Natural gas (Mcf)	$4.35	$4.24	$3.51
Oil (Bbl)	$91.24	$75.16	$55.25
NGL (Bbl)	$42.88	$39.14	$28.04

Average NYMEX prices:
Natural gas (MMBtu)	$4.05	$4.40	$3.99
Oil (Bbl)	$95.12	$79.53	$61.94

Costs per Mcfe of production:
Lease operating expenses	$1.73	$1.64	$1.67
Transportation expenses	$0.21	$0.20	$0.23
General and administrative expenses (3)	$0.99	$1.02	$1.08
Depreciation, depletion and amortization	$2.48	$2.46	$2.53
Taxes, other than income taxes	$0.58	$0.47	$0.35

(1)
Includes the effect of realized gains on derivatives of approximately $230 million (excluding $27 million realized gains on canceled contracts), $308 million and $401 million (excluding $49 million realized net gains on canceled contracts) for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
General and administrative expenses for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, include approximately $21 million, $13 million and $15 million, respectively, of noncash unit-based compensation expenses.  Excluding these amounts, general and administrative expenses for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, were $0.83 per Mcfe, $0.88 per Mcfe and $0.90 per Mcfe, respectively.  This measure is not in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and thus is a non-GAAP measure, used by management to analyze the Company’s performance.

Item 1.        Business - Continued

Reserve Data

Proved Reserves

The following sets forth estimated proved oil, natural gas and NGL reserves and the standardized measure of discounted future net cash flows at December 31, 2011, based on reserve reports prepared by independent engineers, DeGolyer and MacNaughton:

Estimated proved developed reserves:
Natural gas (Bcf)	998
Oil (MMBbls)	125
NGL (MMBbls)	48
Total (Bcfe)	2,034

Estimated proved undeveloped reserves:
Natural gas (Bcf)	677
Oil (MMBbls)	64
NGL (MMBbls)	46
Total (Bcfe)	1,336

Estimated total proved reserves (Bcfe)	3,370
Proved developed reserves as a percentage of total proved reserves	60%
Standardized measure of discounted future net cash flows (in millions) (1)	$6,615

Representative NYMEX prices: (2)
Natural gas (MMBtu)	$4.12
Oil (Bbl)	$95.84

(1)	This measure is not intended to represent the market value of estimated reserves.

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

During the year ended December 31, 2011, the Company’s proved undeveloped reserves (“PUDs”) increased to 1,336 Bcfe from 935 Bcfe at December 31, 2010, representing an increase of 401 Bcfe.  The increase was primarily due to 364 Bcfe added as a result of the Company’s acquisitions in the Mid-Continent Deep, Permian Basin and Williston Basin regions and 346 Bcfe added as a result of its drilling activities in the Texas Panhandle Granite Wash, partially offset by PUDs developed during 2011.

During the year ended December 31, 2011, the Company incurred approximately $307 million in capital expenditures to convert 178 Bcfe of reserves classified as PUDs at December 31, 2010.  Based on the December 31, 2011 reserve report, the amounts of capital expenditures estimated to be incurred in 2012, 2013 and 2014 to develop the Company’s PUDs are approximately $765 million, $836 million and $556 million, respectively.  The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, service costs and product prices.  Of the 1,336 Bcfe of PUDs at December 31, 2011, seven Bcfe remained undeveloped for five years or more; however, the property is included in the Company’s 2012 development plan.  All PUD properties are included in the Company’s current five-year development plan.

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

Item 1.        Business - Continued

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

Operational Overview

General

The Company generally seeks to be the operator of its properties so that it can develop drilling programs and optimization projects that not only replace production, but add value through reserve and production growth and future operational synergies.  Many of the Company’s wells are completed in multiple producing zones with commingled production and long economic lives.

Principal Customers

For the year ended December 31, 2011, sales of oil, natural gas and NGL to Enbridge Energy Partners, L.P. and DCP Midstream Partners, LP accounted for approximately 21% and 19%, respectively, of the Company’s total production volumes, or 40% in the aggregate.  If the Company were to lose any one of its major oil and natural gas purchasers, the loss could temporarily cease or delay production and sale of its oil and natural gas in that particular purchaser’s service area.  If the Company were to lose a purchaser, it believes it could identify a substitute purchaser.  However, if one or more of these large purchasers ceased purchasing oil and natural gas altogether, it could have a detrimental effect on the oil and natural gas market in general and on the volume of oil and natural gas that the Company is able to sell.

Item 1.        Business - Continued

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

Item 1.        Business - Continued

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

Environmental Matters and Regulation

The Company’s operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.  The Company’s operations are subject to the same environmental laws and regulations as other companies in the oil and natural gas industry.  These laws and regulations may:

•	require the acquisition of various permits before drilling commences;
•	require the installation of expensive pollution control equipment;
•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;
•	limit or prohibit drilling activities on lands lying within wilderness, wetlands, areas inhabited by endangered species and other protected areas;
•	require remedial measures to prevent pollution from former operations, such as pit closure and plugging of abandoned wells;
•	impose substantial liabilities for pollution resulting from operations; and
•	with respect to operations affecting federal lands or leases, require preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement.

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
•
Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which imposes liability where hazardous releases have occurred or are threatened to occur (commonly known as “Superfund”);

•	Energy Independence and Security Act of 2007, which prescribes new fuel economy standards and other energy saving measures;
•	National Environmental Policy Act, which governs oil and natural gas production activities on federal lands;
•	Resource Conservation and Recovery Act (“RCRA”), which governs the management of solid waste;
•	Safe Drinking Water Act, which governs the underground injection and disposal of wastewater; and
•	U.S. Department of Interior regulations, which impose liability for pollution cleanup and damages.

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

Item 1.        Business - Continued

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

The Company believes that it substantially complies with all current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on its financial condition or results of operations.  Future regulatory issues that could impact the Company include new rules or legislation regulating greenhouse gas emissions, hydraulic fracturing and air emissions.

Climate Change

In response to recent studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to warming of the Earth’s atmosphere, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that would require a reduction in emissions of greenhouse gases (“GHG”) from motor vehicles and also may trigger construction and operating permit review for GHG emissions from certain stationary sources.  The EPA has asserted that the final motor vehicle GHG emission standards triggered construction and operating permit requirements for stationary sources.  Thus, on June 3, 2010, the EPA issued a final rule to address permitting of GHG emissions from stationary sources under the Clean Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V programs.  This final rule “tailors” the PSD and Title V programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting.  In addition, on November 8, 2010, the EPA finalized new GHG reporting requirements for upstream petroleum and natural gas systems, which will be added to the EPA’s existing GHG reporting rule published in 2009.  Facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year will now be required to report annual GHG emissions to the EPA, with the first report due on September 28, 2012.  In addition, both houses of Congress have considered legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs.  Any laws or regulations that may be adopted to restrict or reduce emissions of U.S. greenhouse gases could require the Company to incur increased operating costs, and could have an adverse effect on demand for oil and natural gas.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations.  The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production.  Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and gas regulatory programs.  However, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program and has begun the process of drafting guidance documents related to this newly asserted regulatory authority.  Moreover, on November 23, 2011, the EPA announced that it was granting, in part, a petition to initiate rulemaking under the Toxic Substances Control Act (“TSCA”), relating to chemical substances and mixtures used in oil and gas exploration or production.  In addition, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process.  If adopted, these bills could result in additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations.  These permitting requirements and restrictions could result in delays in operations at well sites and also increased costs to make wells productive.

There are also certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic-fracturing practices.  The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic-fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic-fracturing practices.  Furthermore, a number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing.  The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by

Item 1.        Business - Continued

2014.  In addition, the U.S. Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods.  Also, the U.S. Department of the Interior is considering disclosure requirements or other mandates for hydraulic fracturing on federal lands.  These on-going or proposed studies, depending on their course and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.  Moreover, some states have adopted, and other states are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances.  For example, both Texas and Louisiana have adopted disclosure regulations requiring varying degrees of disclosure of the constituents in hydraulic fracturing fluids.  Any such added regulation in states where the Company operates could lead to operational delays, increased operating costs and additional regulatory burdens, and reduced production of oil and natural gas, which could adversely affect the Company’s revenues and results of operations.

Endangered Species Act

The federal Endangered Species Act (“ESA”) restricts activities that may affect endangered and threatened species or their habitats.  Some of the Company’s operations may be located in areas that are designated as habitat for endangered or threatened species.  The Company believes that it is currently in substantial compliance with the ESA.  However, the designation of previously unprotected species as being endangered or threatened could cause the Company to incur additional costs or become subject to operating restrictions in areas where the species are known to exist.

Air Emissions

On July 28, 2011, the EPA issued proposed rules that would subject all oil and gas operations (production, processing, transmission, storage and distribution) to regulation under the New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants (“NESHAP”) programs.  The EPA’s proposed rules also include NSPS standards for completions of hydraulically fractured gas wells, applicable to newly drilled and fractured wells and also existing wells that are refractured.  These standards include the reduced emission completion (“REC”) techniques developed in EPA’s Natural Gas STAR program along with pit flaring of gas not sent to the gathering line.  Further, the proposed regulations under NESHAP include maximum achievable control technology (“MACT”) standards for certain equipment not currently subject to such standards.  The Company is currently evaluating the effect these proposed rules could have on its business.  Final action on the proposed rules is expected no later than April 3, 2012.  If these or other initiatives result in an increase in regulation, it could increase the Company’s costs or reduce its production, which could have a material adverse effect on its results of operations and cash flows.

The Company cannot predict how future environmental laws and regulations may impact its properties or operations.  For the year ended December 31, 2011, the Company did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of the Company’s facilities.  The Company is not aware of any environmental issues or claims that will require material capital expenditures during 2012 or that will otherwise have a material impact on its financial position or results of operations.

Employees

As of December 31, 2011, the Company employed approximately 824 personnel.  None of the employees are represented by labor unions or covered by any collective bargaining agreement.  The Company believes that its relationship with its employees is satisfactory.

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

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	availability of borrowings on acceptable terms under our Credit Facility to pay distributions;
•	the costs of acquisitions, if any;
•	fluctuations in our working capital needs;
•	timing and collectibility of receivables;
•	restrictions on distributions contained in our Credit Facility and the Indentures governing our 2019 Senior Notes, 2010 Issued Senior Notes, and our Original Senior Notes, as defined in Note 6;
•	prevailing economic conditions;
•	access to credit or capital markets; and
•	the amount of cash reserves established by our Board of Directors for the proper conduct of our business.

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

Item 1A.     Risk Factors - Continued

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

We have significant indebtedness under our 2019 Senior Notes, 2010 Issued Senior Notes, and Original Senior Notes (collectively, “Senior Notes”) and from time to time, our Credit Facility.  For a discussion of our Senior Notes, see Note 6.  The Indentures governing our Senior Notes have substantial restrictions and financial covenants and we may have difficulty obtaining additional credit, which could adversely affect our operations, our ability to make acquisitions and our ability to pay distributions to our unitholders.

As of January 31, 2012, we had an aggregate of approximately $3.3 billion outstanding under Senior Notes and our Credit Facility (with additional borrowing capacity of approximately $1.3 billion under our Credit Facility).  As a result of our indebtedness, we will use a portion of our cash flow to pay interest and principal when due, which will reduce the cash available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate.

The Credit Facility restricts our ability to obtain additional financing, make investments, lease equipment, sell assets, enter into commodity and interest rate derivative contracts and engage in business combinations.  We are also required to comply with certain financial covenants and ratios under our Credit Facility and the Indentures governing our Senior Notes.  Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control.  Our failure to comply with any of the restrictions and covenants could result in an event of default, which, if it continues beyond any applicable cure periods, could cause all of our existing indebtedness to be immediately due and payable.

We depend, in part, on our Credit Facility for future capital needs.  We have drawn on our Credit Facility to fund or partially fund quarterly cash distribution payments, since we use operating cash flow primarily for drilling and development of oil and natural gas properties and acquisitions and borrow as cash is needed.  Absent such borrowing, we would have at times experienced a shortfall in cash available to pay our declared quarterly cash

Item 1A.     Risk Factors - Continued

distribution amount.  If there is a default by us under our Credit Facility that continues beyond any applicable cure period, we would be unable to make borrowings to fund distributions.  In addition, we may finance acquisitions through borrowings under our Credit Facility or the incurrence of additional debt.  To the extent that we are unable to incur additional debt under our Credit Facility or otherwise because we are not in compliance with the financial covenants in the Credit Facility, we may not be able to complete acquisitions, which could adversely affect our ability to maintain or increase distributions.  Furthermore, to the extent we are unable to refinance our Credit Facility on terms that are as favorable as those in our existing Credit Facility, or at all, our ability to fund our operations and our ability to pay distributions could be affected.

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

Our ability to access the capital and credit markets to raise capital and borrow on favorable terms will be affected by disruptions in the capital and credit markets, which could adversely affect our operations, our ability to make acquisitions and our ability to pay distributions to our unitholders.

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

Item 1A.     Risk Factors - Continued

obligations without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial reduction of our liquidity, which may adversely affect our ability to pay distributions to our unitholders.

Counterparty failure may adversely affect our derivative positions.

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

Item 1A.     Risk Factors - Continued

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

Item 1A.     Risk Factors - Continued

Our development operations require substantial capital expenditures, which will reduce our cash available for distribution.  We may be unable to obtain needed capital or financing on satisfactory terms, which could lead to a decline in our reserves.

The oil and natural gas industry is capital intensive.  We make and expect to continue to make substantial capital expenditures in our business for the development and production of oil, natural gas and NGL reserves.  These expenditures will reduce our cash available for distribution.  We intend to finance our future capital expenditures with cash flow from operations and to the extent necessary, with equity and debt offerings or bank borrowings.  Our cash flow from operations and access to capital are subject to a number of variables, including:

•	our proved reserves;
•	the level of oil, natural gas and NGL we are able to produce from existing wells;
•	the prices at which we are able to sell our oil, natural gas and NGL; and
•	our ability to acquire, locate and produce new reserves.

If our revenues or the borrowing base under our Credit Facility decrease as a result of lower oil, natural gas and NGL prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels.  Our Credit Facility restricts our ability to obtain new financing.  If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all.  If cash flow from operations or cash available under our Credit Facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our development operations, which in turn could lead to a possible decline in our reserves.

We may decide not to drill some of the prospects we have identified, and locations that we decide to drill may not yield oil, natural gas and NGL in commercially viable quantities.

Our prospective drilling locations are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require additional geological and engineering analysis.  Based on a variety of factors, including future oil, natural gas and NGL prices, the generation of additional seismic or geological information, the availability of drilling rigs and other factors, we may decide not to drill one or more of these prospects.  As a result, we may not be able to increase or maintain our reserves or production, which in turn could have an adverse effect on our business, financial position, results of operations and our ability to pay distributions.  In addition, the SEC’s reserve reporting rules include a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking.  At December 31, 2011, we had 2,302 proved undeveloped drilling locations.  To the extent that we do not drill these locations within five years of initial booking, they may not continue to qualify for classification as proved reserves, and we may be required to reclassify such reserves as unproved reserves.  The reclassification of such reserves could also have a negative effect on the borrowing base under our Credit Facility.

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

Item 1A.     Risk Factors - Continued

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

For the year ended December 31, 2011, Enbridge Energy Partners, L.P. and DCP Midstream Partners, LP accounted for approximately 21% and 19%, respectively, of our total production volumes, or 40% in the aggregate.  For the year ended December 31, 2010, DCP Midstream Partners, LP, Enbridge Energy Partners, L.P. and ConocoPhillips accounted for approximately 19%, 17% and 12%, respectively, of our total volumes, or 48% in the aggregate.  To the extent these and other customers reduce the volumes of oil, natural gas or NGL that they purchase from us, our revenues and cash available for distribution could decline.

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

Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage.  As of December 31, 2011, we had identified 6,456 drilling locations, of which 2,302 were proved undeveloped locations and 4,154 were other locations.  These identified drilling locations represent a significant part of our growth strategy.  Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, oil, natural gas and NGL prices, costs and drilling results.  In addition, DeGolyer and MacNaughton has not estimated proved reserves for the 4,154 other drilling locations we have identified and scheduled for drilling, and therefore there may be greater uncertainty with respect to the success of drilling wells at these drilling locations.  Our final determination on whether to drill any of these drilling locations will be dependent upon the factors described above as well as, to some degree, the results of our drilling activities with respect to our proved drilling locations.  Because of these uncertainties, we do not know if the numerous drilling locations we have identified will be drilled within our expected timeframe or will ever be drilled or if we will be able to produce oil, natural gas and NGL from these or any other potential drilling locations.  As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.

Item 1A.     Risk Factors - Continued

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

The operations of our wells, gathering systems, turbines, pipelines and other facilities are subject to stringent and complex federal, state and local environmental laws and regulations.  Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations.  There is an inherent risk that we may incur environmental costs and liabilities due to the nature of our business and the substances we handle.  Certain environmental statutes, including the RCRA, CERCLA and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released.  In addition, an accidental release from one of our wells or gathering pipelines could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations.

Item 1A.     Risk Factors - Continued

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations.  Due to concerns raised relating to potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the federal level and in some states have been initiated to render permitting and compliance requirements more stringent for hydraulic fracturing or prohibit the activity altogether.  For example, the EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel additives under the Safe Drinking Water Act’s Underground Injection Control Program and has begun the process of drafting guidance documents related to this newly asserted regulatory authority.  In addition, both Texas and Louisiana have adopted disclosure regulations requiring varying degrees of disclosure of the constituents in hydraulic fracturing fluids.  Such efforts could have an adverse effect on our oil and natural gas production activities.  For a more detailed discussion of hydraulic fracturing matters impacting our business, see Item 1. “Business - Environmental Matters and Regulation.”

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

Item 1A.     Risk Factors - Continued

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

Item 1A.     Risk Factors - Continued

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

The Health Care and Education Reconciliation Act of 2010 includes a provision that, in taxable years beginning after December 31, 2012, subjects certain individuals, estates and trusts to an Unearned Income Medicare Contribution tax of 3.8% on certain income.  In the case of an individual having a modified adjusted gross income in excess of $200,000 (or $250,000 for married taxpayers filing joint returns), the provision imposes a tax equal to 3.8% of the lesser of such excess and the individual’s “net investment income,” which will include net income and gains from the ownership or disposition of our units.

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

Item 1A.     Risk Factors - Continued

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

We treat each purchaser of units as having the same economic and tax characteristics without regard to the units purchased.  The IRS may challenge this treatment, which could adversely affect the value of the units.

Because we cannot match transferors and transferees of units, we must maintain uniformity of the economic and tax characteristics of our units to a purchaser of units.  We take depletion, depreciation and amortization and other positions that are intended to maintain such uniformity.  These positions may not conform with all aspects of existing Treasury regulations and may affect the amount or timing of income, gain, loss or deduction allocable to a unitholder or the amount of gain from a unitholder’s sale of units.  A successful IRS challenge to those positions could also adversely affect the amount or timing of income, gain, loss or deduction allocable to a unitholder, or the amount of gain from a unitholder’s sale of units and could have a negative impact on the value of our units or result in audit adjustments to unitholder tax returns.

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

Item 1A.     Risk Factors - Continued

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

In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if they do not reside in any of those jurisdictions.  Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions.  Further, our unitholders may be subject to penalties for failure to comply with those requirements.  In 2011, we have been registered to do business or have owned assets in Pennsylvania, California, Oklahoma, Kansas, New Mexico, Illinois, Indiana, Arkansas, Colorado, Louisiana, Michigan, Mississippi, Montana, North Dakota, South Dakota and Texas.  As we make acquisitions or expand our business, we may do business or own assets in other states in the future.  It is the responsibility of each unitholder to file all U.S. federal, state and local tax returns that may be required of such unitholder.

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

New comprehensive financial reform legislation was signed into law by the President on July 21, 2010.  The legislation calls for the Commodity Futures Trading Commission (the “CFTC”) to regulate certain markets for over-the-counter (“OTC”) derivative products.  Currently, rulemakings are pending at the CFTC, the product of which would be rules that implement the mandates in the new legislation to cause significant portions of derivatives to clear through clearinghouses.  The significance of the effect on our business will depend in part on whether we are determined to be a major swap participant or swap dealer or a qualifying end-user, as those terms are defined in the final rules.  Depending on those determinations, we may be required to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivatives activities.  The CFTC has proposed regulations that, if adopted, may provide to us the certainty that we will not be required to comply with margin requirements or clearing requirements, but the timing of any adoption of any such regulations, and their

Item 1A.     Risk Factors - Continued

scope, are uncertain.  Even if we are not deemed a major swap participant or swap dealer, the rules could impose burdens on market participants to such an extent that liquidity in the bilateral OTC derivative market decreases substantially.  The legislation and new regulations may also require counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties.  The new legislation and any new regulations, including determinations with respect to the applicability of margin requirements and other trading structures, could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties.  If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay quarterly distributions at the current levels or at all.  Our revenues could be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.

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

Item 3.        Legal Proceedings

For a discussion of general legal proceedings, see Note 11 of Notes to Consolidated Financial Statements.

Executive Officers of the Company

Name	Age	Position with the Company
Mark E. Ellis	56	Chairman, President and Chief Executive Officer
Kolja Rockov	41	Executive Vice President and Chief Financial Officer
Arden L. Walker, Jr.	52	Executive Vice President and Chief Operating Officer
Charlene A. Ripley	48	Senior Vice President and General Counsel
David B. Rottino	46	Senior Vice President of Finance, Business Development and Chief Accounting Officer

Mark E. Ellis is the Chairman, President and Chief Executive Officer and has served in such capacity since December 2011.  He previously served as President, Chief Executive Officer and Director from January 2010 to December 2011.  From December 2007 to January 2010, Mr. Ellis served as President and Chief Operating Officer and from December 2006 to December 2007, Mr. Ellis served as Executive Vice President and Chief Operating Officer of the Company.  Mr. Ellis serves on the boards of America’s Natural Gas Alliance, Houston Museum of Natural Science, The Cynthia Woods Mitchell Pavilion, Industry Board of Petroleum Engineering at Texas A&M University and the Visiting Committee of Petroleum Engineering at the Colorado School of Mines.

Kolja Rockov is the Executive Vice President and Chief Financial Officer and has served in such capacity since March 2005.  Mr. Rockov serves on the Board of Small Steps Nurturing Center in Houston.

Arden L. Walker, Jr. is the Executive Vice President and Chief Operating Officer and has served in such capacity since January 2011.  From January 2010 to January 2011, he served as Senior Vice President and Chief Operating Officer.  Mr. Walker joined the Company in February 2007 as Senior Vice President, Operations and Chief Engineer, to oversee its Texas, Oklahoma and California operations.  He now oversees the Company’s operations in all regions.  Mr. Walker is a member of the Society of Petroleum Engineers and Independent Petroleum Association of America.  He currently serves on the boards of the Sam Houston Area Council of the Boy Scouts of America and Theatre Under The Stars.

Charlene A. Ripley is the Senior Vice President and General Counsel and has served in such capacity since September 2011.  She served as Senior Vice President, General Counsel and Corporate Secretary from April 2007 to September 2011.  Ms. Ripley currently serves on the board of the Texas General Counsel Forum and on the advisory board of the Women’s Energy Network.  She also serves on several nonprofit boards, including the Impact Youth Development Center, Girls Inc. and the American Heart Association of Houston.  She is a member of the United Way of Greater Houston Women’s Initiative.

David B. Rottino is the Senior Vice President of Finance, Business Development and Chief Accounting Officer and has served in such capacity since July 2010.  From June 2008 to July 2010, Mr. Rottino served as the Senior Vice President and Chief Accounting Officer.  Prior to joining Linn Energy, Mr. Rottino served as Vice President and E&P Controller for El Paso Corporation from June 2006 to May 2008.  Mr. Rottino is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and Texas Society of Certified Public Accountants.  In addition, he currently serves on the Board of Camp for All.

Item 4.       Mine Safety Disclosures

Not applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s units are listed on The NASDAQ Global Select Market (“NASDAQ”) under the symbol “LINE” and began trading on January 13, 2006, after pricing of its IPO.  At the close of business on January 31, 2012, there were approximately 192 unitholders of record.

The following sets forth the range of high and low last reported sales prices per unit, as reported by NASDAQ, for the quarters indicated.  In addition, distributions declared during each quarter are presented.

	Unit Price Range		Cash Distributions Declared
Quarter	High	Low	Per Unit
2011:
October 1 – December 31	$39.05	$32.80	$0.69
July 1 – September 30	$40.90	$31.91	$0.69
April 1 – June 30	$40.38	$36.65	$0.66
January 1 – March 31	$39.94	$37.34	$0.66
2010:
October 1 – December 31	$37.49	$31.94	$0.66
July 1 – September 30	$31.96	$26.15	$0.63
April 1 – June 30	$27.18	$22.69	$0.63
January 1 – March 31	$28.80	$24.80	$0.63

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

invested in the Company on December 31, 2006, and the S&P 500 Index and the Alerian MLP Index on the same date.  The results shown in the graph below are not necessarily indicative of future performance.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011

LINN Energy	$100	$84	$57	$121	$177	$193
Alerian MLP Index	$100	$113	$71	$126	$171	$195
S&P 500 Index	$100	$105	$66	$84	$97	$99

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

Sales of Unregistered Securities

None.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Continued

Issuer Purchases of Equity Securities

The following sets forth information with respect to the Company’s repurchases of its units during the fourth quarter of 2011:

Period	Total Number of Units Purchased	Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet be Purchased Under the Plans or Programs (1)
				(in millions)

October 1 – 31	129,734	$32.08	129,734	$56

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

Because of rapid growth through acquisitions and development of properties, the Company’s historical results of operations and period-to-period comparisons of these results and certain other financial data may not be meaningful or indicative of future results.  The results of the Company’s Appalachian Basin and Mid Atlantic Well Service, Inc. operations, which were disposed of in 2008, are classified as discontinued operations for years ended December 31, 2007, through December 31, 2009 (see Note 2).  Unless otherwise indicated, results of operations information presented herein relates only to continuing operations.

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per unit amounts)
Statement of operations data:
Oil, natural gas and natural gas liquids sales	$1,162,037	$690,054	$408,219	$755,644	$255,927
Gains (losses) on oil and natural gas derivatives	449,940	75,211	(141,374)	662,782	(345,537)
Depreciation, depletion and amortization	334,084	238,532	201,782	194,093	69,081
Interest expense, net of amounts capitalized	259,725	193,510	92,701	94,517	38,974
Income (loss) from continuing operations	438,439	(114,288)	(295,841)	825,657	(356,194)
Income (loss) from discontinued operations, net of taxes (1)	―	―	(2,351)	173,959	(8,155)
Net income (loss)	438,439	(114,288)	(298,192)	999,616	(364,349)
Income (loss) per unit – continuing operations:
Basic	2.52	(0.80)	(2.48)	7.18	(5.17)
Diluted	2.51	(0.80)	(2.48)	7.18	(5.17)
Income (loss) per unit – discontinued operations:
Basic	―	―	(0.02)	1.52	(0.12)
Diluted	―	―	(0.02)	1.52	(0.12)
Net income (loss) per unit:
Basic	2.52	(0.80)	(2.50)	8.70	(5.29)
Diluted	2.51	(0.80)	(2.50)	8.70	(5.29)
Distributions declared per unit	2.70	2.55	2.52	2.52	2.18
Weighted average units outstanding	172,004	142,535	119,307	114,140	68,916

Cash flow data:
Net cash provided by (used in):
Operating activities (2)	$518,706	$270,918	$426,804	$179,515	$(44,814)
Investing activities	(2,130,360)	(1,581,408)	(282,273)	(35,550)	(2,892,420)
Financing activities	1,376,767	1,524,260	(150,968)	(116,738)	2,932,080

Balance sheet data:
Total assets	$8,000,137	$5,933,148	$4,340,256	$4,722,020	$3,807,703
Long-term debt	3,993,657	2,742,902	1,588,831	1,653,568	1,443,830
Unitholders’ capital	3,428,910	2,788,216	2,452,004	2,760,686	2,026,641

(1)	Includes gains (losses) on sale of assets, net of taxes.

(2)
Includes premiums paid for derivatives of approximately $134 million, $120 million, $94 million, $130 million and $279 million for the years ended December 31, 2011, December 31, 2010, December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

Item 6.       Selected Financial Data - Continued

	At or for the Year Ended December 31,
	2011	2010	2009	2008	2007
Production data:
Average daily production – continuing operations:
Natural gas (MMcf/d)	175	137	125	124	51
Oil (MBbls/d)	21.5	13.1	9.0	8.6	3.4
NGL (MBbls/d)	10.8	8.3	6.5	6.2	2.7
Total (MMcfe/d)	369	265	218	212	87
Average daily production – discontinued operations:
Total (MMcfe/d)	―	―	―	12	24

Estimated proved reserves – continuing operations: (1)
Natural gas (Bcf)	1,675	1,233	774	851	833
Oil (MMBbls)	189	156	102	84	55
NGL (MMBbls)	94	71	54	51	43
Total (Bcfe)	3,370	2,597	1,712	1,660	1,419

Estimated proved reserves – discontinued operations: (1)
Total (Bcfe)	―	―	―	―	197

(1)
In accordance with SEC regulations, reserves at December 31, 2011, December 31, 2010, and December 31, 2009, were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.  In accordance with SEC regulations, reserves for all prior years were estimated using year-end prices.  The price used to estimate reserves is held constant over the life of the reserves.

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

Executive Overview

LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets.  LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its IPO in January 2006.  The Company’s properties are located in six operating regions in the United States (“U.S.”):

•	Mid-Continent Deep, which includes the Texas Panhandle Deep Granite Wash formation and deep formations in Oklahoma and Kansas;
•	Mid-Continent Shallow, which includes the Texas Panhandle Brown Dolomite formation and shallow formations in Oklahoma, Louisiana and Illinois;
•	Permian Basin, which includes areas in West Texas and Southeast New Mexico;
•	Michigan, which includes the Antrim Shale formation in the northern part of the state;
•	California, which includes the Brea Olinda Field of the Los Angeles Basin; and
•	Williston Basin, which includes the Bakken formation in North Dakota.

Results for the year ended December 31, 2011, included the following:

•	oil, natural gas and NGL sales of approximately $1.2 billion compared to $690 million in 2010;
•	average daily production of 369 MMcfe/d compared to 265 MMcfe/d in 2010;
•	realized gains on commodity derivatives of approximately $257 million compared to $308 million in 2010;
•	adjusted EBITDA of approximately $998 million compared to $732 million in 2010;
•	adjusted net income of approximately $313 million compared to $219 million in 2010;
•	capital expenditures, excluding acquisitions, of approximately $697 million compared to $263 million in 2010; and
•	294 wells drilled (292 successful) compared to 139 wells drilled (138 successful) in 2010.

Adjusted EBITDA and adjusted net income are non-GAAP financial measures used by management to analyze Company performance.  Adjusted EBITDA is a measure used by Company management to evaluate cash flow and the Company’s ability to sustain or increase distributions.  The most significant reconciling items between income (loss) from continuing operations and adjusted EBITDA are interest expense and noncash items, including the change in fair value of derivatives, and depreciation, depletion and amortization.  Adjusted net income is used by Company management to evaluate its operational performance from oil and natural gas properties, prior to unrealized (gains) losses on derivatives, realized (gains) losses on canceled derivatives, impairment of long-lived assets, loss on extinguishment of debt and (gains) losses on sale of assets, net.  See “Non-GAAP Financial Measures” on page 58 for a reconciliation of each non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Acquisitions

On December 15, 2011, the Company completed the acquisition of certain oil and natural gas properties located primarily in the Granite Wash of Texas and Oklahoma from Plains Exploration & Production Company (“Plains”) for total consideration of approximately $544 million.  The acquisition included approximately 51 MMBoe (306 Bcfe) of proved reserves as of the acquisition date.

On November 1, 2011, and November 18, 2011, the Company completed two acquisitions of certain oil and natural gas properties located in the Permian Basin for total consideration of approximately $110 million.  The acquisitions included approximately 7 MMBoe (42 Bcfe) of proved reserves as of the acquisition dates.

On June 1, 2011, the Company completed the acquisition of certain oil and natural gas properties in the Cleveland play, located in the Texas Panhandle, from Panther Energy Company, LLC and Red Willow Mid-Continent, LLC (collectively referred to as “Panther”) for total consideration of approximately $223 million.  The acquisition included approximately 9 MMBoe (54 Bcfe) of proved reserves as of the acquisition date.

On May 2, 2011, and May 11, 2011, the Company completed two acquisitions of certain oil and natural gas properties located in the Williston Basin for total consideration of approximately $153 million.  The acquisitions included approximately 6 MMBoe (35 Bcfe) of proved reserves as of the acquisition dates.

On April 1, 2011, and April 5, 2011, the Company completed two acquisitions of certain oil and natural gas properties located in the Permian Basin for total consideration of approximately $239 million.  The acquisitions included approximately 13 MMBoe (79 Bcfe) of proved reserves as of the acquisition dates.

On March 31, 2011, the Company completed the acquisition of certain oil and natural gas properties located in the Williston Basin from an affiliate of Concho Resources Inc. (“Concho”) for total consideration of approximately $194 million.  The acquisition included approximately 8 MMBoe (50 Bcfe) of proved reserves as of the acquisition date.

During 2011, the Company completed other smaller acquisitions of oil and natural gas properties located in its various operating regions.  The Company, in the aggregate, paid approximately $38 million in total consideration for these properties.

Proved reserves as of the acquisition date for all of the above referenced acquisitions were estimated using the average oil and natural gas prices during the preceding 12-month period, determined as an unweighted average of the first-day-of-the-month prices for each month.

Financing and Liquidity

The Company’s Credit Facility has a borrowing base of $3.0 billion with a maximum commitment amount of $1.5 billion.  The maturity date is April 2016.  At January 31, 2012, the borrowing capacity under the Credit Facility was approximately $1.3 billion, which includes a $4 million reduction in availability for outstanding letters of credit.

On February 28, 2011, the Company commenced cash tender offers and related consent solicitations to purchase any and all of its outstanding 2017 Senior Notes and 2018 Senior Notes.

In March 2011, in accordance with the provisions of the indentures related to the 2017 Senior Notes and the 2018 Senior Notes, the Company redeemed 35%, or $87 million and $90 million, respectively, of each of the original aggregate principal amount of its Original Senior Notes, as defined in Note 6.

In March 2011, in connection with its cash tender offers and related consent solicitations, the Company also accepted and purchased: 1) $105 million of the aggregate principal amount of its outstanding 2017 Senior Notes (or

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

65% of the remaining outstanding principal amount of its 2017 Senior Notes), and 2) $126 million aggregate principal amount of its outstanding 2018 Senior Notes (or 76% of the remaining outstanding principal amount of its 2018 Senior Notes).

In March 2011, the Company completed a public offering of units for net proceeds of approximately $623 million.  The Company used a portion of the net proceeds from the sale of these units to fund the March 2011 redemptions of a portion of its outstanding 2017 Senior Notes and 2018 Senior Notes and to fund the cash tender offers and related expenses for a portion of its remaining 2017 Senior Notes and 2018 Senior Notes (see Note 6).  The Company used the remaining net proceeds from the sale of units to finance a portion of the March 31, 2011, acquisition in the Williston Basin.

In May 2011, the Company issued $750 million in aggregate principal amount of 6.50% senior notes due 2019 (see Note 6) and used net proceeds of approximately $729 million to repay all of the outstanding indebtedness under its Credit Facility, fund or partially fund acquisitions and for general corporate purposes.

In June 2011, the Company repurchased an additional portion of its remaining outstanding 2017 Senior Notes and 2018 Senior Notes for approximately $17 million (or 29% of the remaining outstanding principal amount of its 2017 Senior Notes) and approximately $24 million (or 61% of the remaining outstanding principal amount of its 2018 Senior Notes), respectively.  In December 2011, the Company also repurchased an additional portion of its remaining outstanding 2018 Senior Notes for approximately $2 million (or 9% of the remaining outstanding principal amount of its 2018 Senior Notes).

On August 23, 2011, the Company entered into an equity distribution agreement, pursuant to which it may from time to time issue and sell units representing limited liability company interests having an aggregate offering price of up to $500 million.  In September 2011, the Company issued and sold 16,060 units representing limited liability company interests at an average unit price of $38.25 for proceeds of approximately $602,000 (net of approximately $12,000 in commissions).  In December 2011, the Company issued and sold 772,104 units representing limited liability company interests at an average unit price of $38.03 for proceeds of approximately $29 million (net of approximately $587,000 in commissions).  The Company used the net proceeds for general corporate purposes including the repayment of a portion of the indebtedness outstanding under its Credit Facility.  At December 31, 2011, units equaling approximately $470 million in aggregate offering price remained available to be issued and sold under the agreement.

In January 2012, the Company, under its equity distribution agreement, issued and sold 1,539,651 units representing limited liability company interests at an average unit price of $38.02 for proceeds of approximately $57 million (net of approximately $1 million in commissions).  The Company used the net proceeds for general corporate purposes including the repayment of a portion of the indebtedness outstanding under its Credit Facility.  At January 31, 2012, units equaling approximately $411 million in aggregate offering price remained available to be issued and sold under the agreement.

In January 2012, the Company also completed a public offering of units for net proceeds of approximately $674 million.  The Company used the net proceeds from the sale of these units to repay a portion of the outstanding indebtedness under its Credit Facility.

Commodity Derivatives

During the year ended December 31, 2011, the Company entered into commodity derivative contracts consisting of oil and natural gas swaps for certain years through 2016 and oil trade month roll swaps for October 2011 through December 2015.  In September 2011, the Company canceled its oil and natural gas swaps for the year 2016 and used the realized gains of approximately $27 million to increase prices on its existing oil and natural gas swaps for the year 2012.  In September 2011, the Company also paid premiums of approximately $33 million to increase prices on its existing oil puts for the years 2012 and 2013.  In addition, during the fourth quarter of 2011, the Company paid

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

premiums of approximately $52 million for put options and approximately $22 million to increase prices on its existing oil puts for 2012 and 2013.

Operating Regions

Following is a discussion of the Company’s six operating regions.

Mid-Continent Deep

The Mid-Continent Deep region includes properties in the Deep Granite Wash formation in the Texas Panhandle, which produces at depths ranging from 10,000 feet to 16,000 feet, as well as properties in Oklahoma and Kansas, which produce at depths of more than 8,000 feet.  Mid-Continent Deep proved reserves represented approximately 47% of total proved reserves at December 31, 2011, of which 49% were classified as proved developed reserves.  This region produced 172 MMcfe/d or 47% of the Company’s 2011 average daily production.  During 2011, the Company invested approximately $268 million to drill in this region.  During 2012, the Company anticipates spending approximately 65% of its total oil and natural gas capital budget for development activities in the Mid-Continent Deep region, primarily in the Deep Granite Wash formation.

To more efficiently transport its natural gas in the Mid-Continent Deep region to market, the Company owns and operates a network of natural gas gathering systems comprised of approximately 285 miles of pipeline and associated compression and metering facilities that connect to numerous sales outlets in the Texas Panhandle.

Mid-Continent Shallow

The Mid-Continent Shallow region includes properties producing from the Brown Dolomite formation in the Texas Panhandle, which produces at depths of approximately 3,200 feet, as well as properties in Oklahoma, Louisiana and Illinois, which produce at depths of less than 8,000 feet.  Mid-Continent Shallow proved reserves represented approximately 20% of total proved reserves at December 31, 2011, of which 70% were classified as proved developed reserves.  This region produced 63 MMcfe/d or 17% of the Company’s 2011 average daily production.  During 2011, the Company invested approximately $9 million to drill in this region.  During 2012, the Company anticipates spending approximately 2% of its total oil and natural gas capital budget for development activities in the Mid-Continent Shallow region.

To more efficiently transport its natural gas in the Mid-Continent Shallow region to market, the Company owns and operates a network of natural gas gathering systems comprised of approximately 665 miles of pipeline and associated compression and metering facilities that connect to numerous sales outlets in the Texas Panhandle.

Permian Basin

The Permian Basin is one of the largest and most prolific oil and natural gas basins in the U.S.  The Company’s properties are located in West Texas and Southeast New Mexico and produce at depths ranging from 2,000 feet to 12,000 feet.  Permian Basin proved reserves represented approximately 16% of total proved reserves at December 31, 2011, of which 56% were classified as proved developed reserves.  This region produced 73 MMcfe/d or 20% of the Company’s 2011 average daily production.  During 2011, the Company invested approximately $255 million to drill in this region.  During 2012, the Company anticipates spending approximately 25% of its total oil and natural gas capital budget for development activities in the Permian Basin region, primarily in the Wolfberry trend.

Michigan

The Michigan region includes properties producing from the Antrim Shale formation in the northern part of the state, which produces at depths ranging from 600 feet to 2,200 feet.  Michigan proved reserves represented

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

approximately 9% of total proved reserves at December 31, 2011, of which 90% were classified as proved developed reserves.  This region produced 35 MMcfe/d or 9% of the Company’s 2011 average daily production.  During 2011, the Company invested approximately $3 million to drill in this region.  During 2012, the Company anticipates spending approximately 1% of its total oil and natural gas capital budget for development activities in the Michigan region.

California

The California region consists of the Brea Olinda Field of the Los Angeles Basin.  The Brea Olinda Field was discovered in 1880 and produces from the shallow Pliocene formation to the deeper Miocene formation at depths ranging from 1,000 feet to 7,500 feet.  California proved reserves represented approximately 6% of total proved reserves at December 31, 2011, of which 93% were classified as proved developed reserves.  This region produced 14 MMcfe/d or 4% of the Company’s 2011 average daily production.  During 2011, the Company invested approximately $6 million to drill in this region.  During 2012, the Company anticipates spending approximately 1% of its total oil and natural gas capital budget for development activities in the California region.

Williston Basin

The Williston Basin is one of the premier oil basins in the U.S.  The Company’s properties are located in North Dakota and produce at depths ranging from 9,000 feet to 12,000 feet.  Williston Basin proved reserves represented approximately 2% of total proved reserves at December 31, 2011, of which 48% were classified as proved developed reserves.  This region produced 12 MMcfe/d or 3% of the Company’s 2011 average daily production.  During 2011, the Company invested approximately $39 million to drill in this region.  During 2012, the Company anticipates spending approximately 6% of its total oil and natural gas capital budget for development activities in the Williston Basin region.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

	Year Ended December 31,
	2011	2010	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$278,714	$211,596	$67,118
Oil sales	714,385	359,996	354,389
NGL sales	168,938	118,462	50,476
Total oil, natural gas and NGL sales	1,162,037	690,054	471,983
Gains on oil and natural gas derivatives (1)	449,940	75,211	374,729
Marketing revenues	5,868	3,966	1,902
Other revenues	4,609	3,049	1,560
	$1,622,454	$772,280	$850,174
Expenses:
Lease operating expenses	$232,619	$158,382	$74,237
Transportation expenses	28,358	19,594	8,764
Marketing expenses	3,681	2,716	965
General and administrative expenses (2)	133,272	99,078	34,194
Exploration costs	2,390	5,168	(2,778)
Bad debt expenses	(22)	(46)	24
Depreciation, depletion and amortization	334,084	238,532	95,552
Impairment of long-lived assets	—	38,600	(38,600)
Taxes, other than income taxes	78,522	45,182	33,340
Losses on sale of assets and other, net	3,516	6,536	(3,020)
	$816,420	$613,742	$202,678
Other income and (expenses)	$(362,129)	$(268,585)	$(93,544)
Income (loss) before income taxes	$443,905	$(110,047)	$553,952

Adjusted EBITDA (3)	$997,621	$732,131	$265,490
Adjusted net income (3)	$313,331	$219,489	$93,842

(1)
During the year ended December 31, 2011, the Company canceled (before the contract settlement date) derivative contracts on estimated future oil and natural gas production resulting in realized gains of approximately $27 million.

(2)
General and administrative expenses for the years ended December 31, 2011, and December 31, 2010, include approximately $21 million and $13 million, respectively, of noncash unit-based compensation expenses.

(3)
This is a non-GAAP measure used by management to analyze the Company’s performance.  See “Non-GAAP Financial Measures” on page 58 for a reconciliation of the non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Year Ended December 31,
	2011	2010	Variance
Average daily production:
Natural gas (MMcf/d)	175	137	28%
Oil (MBbls/d)	21.5	13.1	64%
NGL (MBbls/d)	10.8	8.3	30%
Total (MMcfe/d)	369	265	39%

Weighted average prices (hedged): (1)
Natural gas (Mcf)	$8.20	$8.52	(4)%
Oil (Bbl)	$89.21	$94.71	(6)%
NGL (Bbl)	$42.88	$39.14	10%

Weighted average prices (unhedged): (2)
Natural gas (Mcf)	$4.35	$4.24	3%
Oil (Bbl)	$91.24	$75.16	21%
NGL (Bbl)	$42.88	$39.14	10%

Average NYMEX prices:
Natural gas (MMBtu)	$4.05	$4.40	(8)%
Oil (Bbl)	$95.12	$79.53	20%

Costs per Mcfe of production:
Lease operating expenses	$1.73	$1.64	5%
Transportation expenses	$0.21	$0.20	5%
General and administrative expenses (3)	$0.99	$1.02	(3)%
Depreciation, depletion and amortization	$2.48	$2.46	1%
Taxes, other than income taxes	$0.58	$0.47	23%

(1)
Includes the effect of realized gains on derivatives of approximately $230 million (excluding $27 million realized gains on canceled contracts) and $308 million for the years ended December 31, 2011, and December 31, 2010, respectively.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
General and administrative expenses for the years ended December 31, 2011, and December 31, 2010, include approximately $21 million and $13 million, respectively, of noncash unit-based compensation expenses.  Excluding these amounts, general and administrative expenses for the years ended December 31, 2011, and December 31, 2010, were $0.83 per Mcfe and $0.88 per Mcfe, respectively.  This is a non-GAAP measure used by management to analyze the Company’s performance.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other

Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $472 million or 68% to approximately $1.2 billion for the year ended December 31, 2011, from approximately $690 million for the year ended December 31, 2010, due to higher commodity prices and higher production volumes.  Higher oil, NGL and natural gas prices resulted in an increase in revenues of approximately $126 million, $15 million and $7 million, respectively.

Average daily production volumes increased to 369 MMcfe/d during the year ended December 31, 2011, from 265 MMcfe/d during the year ended December 31, 2010.  Higher oil, natural gas and NGL production volumes resulted in an increase in revenues of approximately $228 million, $60 million and $36 million, respectively.

The following sets forth average daily production by region:

	Year Ended December 31,
	2011	2010	Variance
Average daily production (MMcfe/d):
Mid-Continent Deep	172	133	39	30%
Mid-Continent Shallow	63	66	(3)	(5)%
Permian Basin	73	31	42	134%
Michigan	35	21	14	67%
California	14	14	—	—
Williston Basin	12	—	12	—
	369	265	104	39%

The 30% increase in average daily production volumes in the Mid-Continent Deep region is primarily due to the Company’s 2010 and 2011 capital drilling programs in the Deep Granite Wash formation, as well as the impact of the acquisition in the Cleveland Play in June 2011.  The 5% decrease in average daily production volumes in the Mid-Continent Shallow region reflects downtime related to weather and third-party plant maintenance, and the effects of natural declines, partially offset by the results of the Company’s drilling and optimization programs.  The 134% increase in average daily production volumes in the Permian Basin region reflects the impact of acquisitions in 2010 and 2011 and subsequent development capital spending.  The 67% increase in average daily production volumes in the Michigan region reflects the full year impact of acquisitions in the second and fourth quarters of 2010.  The California region consists of a low-decline asset base and continues to produce at a consistent level.  Average daily production volumes in the Williston Basin region reflect the impact of the Company’s acquisitions in this region in 2011.

Gains (Losses) on Oil and Natural Gas Derivatives
The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis.  See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” Note 7 and Note 8 for additional information about the Company’s commodity derivatives.  During the year ended December 31, 2011, the Company had commodity derivative contracts for approximately 101% of its natural gas production and 101% of its oil production, which resulted in realized gains of approximately $257 million (including realized gains on canceled contracts of approximately $27 million).  During the year ended December 31, 2010, the Company had commodity derivative contracts for approximately 114% of its natural gas production and 97% of its oil production, which resulted in realized gains of approximately $308 million.  Unrealized gains and losses result from changes in market valuations of derivatives as future commodity price expectations change compared to the contract prices on the derivatives.  If the expected future commodity prices increase compared to the contract prices on the derivatives, unrealized losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, unrealized gains are recognized.  During 2011, expected future oil and natural gas prices decreased, which resulted in net unrealized gains on derivatives of approximately $193 million for the year ended December 31, 2011.  During 2010, expected

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

Expenses

Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses.  Lease operating expenses increased by approximately $75 million or 47% to approximately $233 million for the year ended December 31, 2011, from approximately $158 million for the year ended December 31, 2010.  Lease operating expenses per Mcfe also increased to $1.73 per Mcfe for the year ended December 31, 2011, from $1.64 per Mcfe for the year ended December 31, 2010.  Lease operating expenses increased primarily due to costs associated with properties acquired during 2010 and 2011 (see Note 2).  Temporary oil handling costs in the Granite Wash formation and higher post-acquisition maintenance costs in the Permian Basin also contributed to the increase.

Transportation Expenses
Transportation expenses increased by approximately $9 million or 45% to approximately $28 million for the year ended December 31, 2011, from approximately $19 million for the year ended December 31, 2010, primarily due to higher production volumes.

General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and include costs of employees including executive officers, related benefits, office leases and professional fees.  General and administrative expenses increased by approximately $34 million or 35% to approximately $133 million for the year ended December 31, 2011, from approximately $99 million for the year ended December 31, 2010.  The increase was primarily due to an increase in salaries and benefits expense of approximately $18 million, driven primarily by increased employee headcount, an increase in unit-based compensation expense of approximately $8 million, an increase in professional services expense of approximately $3 million and an increase in acquisition integration expenses of approximately $3 million.  General and administrative expenses per Mcfe decreased to $0.99 per Mcfe for the year ended December 31, 2011, from $1.02 per Mcfe for the year ended December 31, 2010, due to higher production volumes.

Exploration Costs
Exploration costs decreased by approximately $3 million or 54% to approximately $2 million for the year ended December 31, 2011, from approximately $5 million for the year ended December 31, 2010.  The decrease was primarily due to lower leasehold impairment expenses on unproved properties.

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $95 million or 40% to approximately $334 million for the year ended December 31, 2011, from approximately $239 million for the year ended December 31, 2010.  Higher total production volumes were the primary reason for the increased expense.  Depreciation, depletion and amortization per Mcfe increased to $2.48 per Mcfe for the year ended December 31, 2011, from $2.46 per Mcfe for the year ended December 31, 2010.

Impairment of Long-Lived Assets
The Company recorded no impairment charge for the year ended December 31, 2011.  During the year ended December 31, 2010, the Company recorded a noncash impairment charge of approximately $39 million primarily associated with the impairment of proved oil and natural gas properties related to an unfavorable marketing contract.  See Note 1 and “Critical Accounting Policies and Estimates” below for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, increased by approximately $34 million or 74% to approximately $79 million for the year ended December 31, 2011, from approximately $45 million for the year ended December 31, 2010.  Severance taxes, which are a function of revenues generated from production, increased by approximately $31 million compared to the year ended December 31, 2010, primarily due to higher commodity prices and higher production volumes.  Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased by approximately $3 million compared to the year ended December 31, 2010, primarily due to property acquisitions in 2011.

Other Income and (Expenses)

	Year Ended December 31,
	2011	2010	Variance
	(in thousands)

Loss on extinguishment of debt	$(94,612)	$—	$(94,612)
Interest expense, net of amounts capitalized	(259,725)	(193,510)	(66,215)
Realized losses on interest rate swaps	—	(8,021)	8,021
Realized losses on canceled interest rate swaps	—	(123,865)	123,865
Unrealized gains on interest rate swaps	—	63,978	(63,978)
Other, net	(7,792)	(7,167)	(625)
	$(362,129)	$(268,585)	$(93,544)

Other income and (expenses) increased by approximately $94 million during the year ended December 31, 2011, compared to the year ended December 31, 2010.  Interest expense increased primarily due to higher outstanding debt during the period and higher amortization of financing fees associated with the 2019 Senior Notes and the 2010 Issued Senior Notes, as defined in Note 6.  In addition, in May 2011, the Company entered into a Fifth Amended and Restated Credit Facility, which also resulted in higher amortization of financing fees.  For the year ended December 31, 2011, the Company also recorded a loss on extinguishment of debt of approximately $95 million as a result of the redemptions, cash tender offers and additional repurchases of a portion of the Original Senior Notes, as defined in Note 6.  See “Debt” in “Liquidity and Capital Resources” below for additional details.

Income Tax Benefit (Expense)

The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the states of Texas and Michigan, with income tax liabilities and/or benefits of the Company passed through to unitholders.  Limited liability companies are subject to state income taxes in Texas and Michigan.  In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.  The Company recognized income tax expense of approximately $5 million for the year ended December 31, 2011, compared to approximately $4 million for the same period in 2010.  Income tax expense increased primarily due to higher income in 2011 from the Company’s taxable subsidiaries.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure) increased by approximately $266 million or 36% to approximately $998 million for the year ended December 31, 2011, from approximately $732 million for the year ended December 31, 2010.  The increase was primarily due to higher production revenues resulting from higher production volumes and higher commodity prices, partially offset by higher expenses.  See “Non-GAAP Financial Measures” on page 58 for a reconciliation of adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations – Continuing Operations

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

	Year Ended December 31,
	2010	2009	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$211,596	$160,470	$51,126
Oil sales	359,996	181,619	178,377
NGL sales	118,462	66,130	52,332
Total oil, natural gas and NGL sales	690,054	408,219	281,835
Gains (losses) on oil and natural gas derivatives (1)	75,211	(141,374)	216,585
Marketing revenues	3,966	4,380	(414)
Other revenues	3,049	1,924	1,125
	$772,280	$273,149	$499,131
Expenses:
Lease operating expenses	$158,382	$132,647	$25,735
Transportation expenses	19,594	18,202	1,392
Marketing expenses	2,716	2,154	562
General and administrative expenses (2)	99,078	86,134	12,944
Exploration costs	5,168	7,169	(2,001)
Bad debt expenses	(46)	401	(447)
Depreciation, depletion and amortization	238,532	201,782	36,750
Impairment of long-lived assets	38,600	―	38,600
Taxes, other than income taxes	45,182	27,605	17,577
(Gains) losses on sale of assets and other, net	6,536	(24,598)	31,134
	$613,742	$451,496	$162,246
Other income and (expenses)	$(268,585)	$(121,715)	$(146,870)
Loss from continuing operations before income taxes	$(110,047)	$(300,062)	$190,015

Adjusted EBITDA (3)	$732,131	$566,235	$165,896
Adjusted net income (3)	$219,489	$206,922	$12,567

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

(3)
This is a non-GAAP measure used by management to analyze the Company’s performance.  See “Non-GAAP Financial Measures” on page 58 for a reconciliation of the non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

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

The 1% decrease in average daily production volumes in the Mid-Continent Deep region primarily reflects natural declines, in addition to minimal capital development during the second half of 2009 due to low commodity prices, partially offset by the impact of the Company’s 2010 capital drilling program in the Deep Granite Wash formation.  Average daily production volumes in the Mid-Continent Shallow region reflect the impact of drilling and optimization programs which offset the effects of natural declines.  Average daily production volumes in the Permian Basin region reflect the impact of the acquisitions in 2010 and the third quarter of 2009 and subsequent development capital spending.  Average daily production volumes in the Michigan region reflect the impact of the Company’s acquisitions in this area in 2010 (see Note 2).  The California region consists of a low-decline asset base and continues to produce at levels consistent with prior year.

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

Expenses

Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses.  Lease operating expenses increased by approximately $25 million or 19% to approximately $158 million for the year ended December 31, 2010, from approximately $133 million for the year ended December 31, 2009.  Lease operating expenses increased primarily due to costs associated with properties acquired in the Permian Basin and Michigan regions in 2010 and the second half of 2009 (see Note 2).  Lease operating expenses per Mcfe decreased to $1.64 per Mcfe for the year ended December 31, 2010, from $1.67 per Mcfe for the year ended December 31, 2009.

Transportation Expenses
Transportation expenses increased by approximately $1 million or 8% to approximately $19 million for the year ended December 31, 2010, from approximately $18 million for the year ended December 31, 2009, primarily due to higher total production volume levels from the Company’s acquisitions in the Permian Basin and Michigan regions in 2010 and the second half of 2009, partially offset by lower rates associated with owned facilities.

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

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $37 million or 18% to approximately $239 million for the year ended December 31, 2010, from approximately $202 million for the year ended December 31, 2009.  Higher total production volume levels, primarily due to the Company’s acquisitions in the Permian Basin and Michigan regions in 2010 and in the Permian Basin region in the second half of 2009, were the main reason for the increase.  Depreciation, depletion and amortization per Mcfe decreased to $2.46 per Mcfe for the year ended December 31, 2010, from $2.53 per Mcfe for the year ended December 31, 2009.

Impairment of Long-Lived Assets
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

Other income and (expenses) increased by approximately $147 million during the year ended December 31, 2010, compared to the year ended December 30, 2009.  During the year ended December 31, 2010, the Company canceled (before the contract settlement date) all of its interest rate swap agreements, resulting in higher realized losses of approximately $124 million.  These losses were partially offset by an increase in unrealized gains on interest rate swaps and a decrease in realized losses on interest rate swaps during the year ended December 31, 2010, compared to the year ended December 31, 2009.  Additionally, in the second and third quarters of 2010, the Company entered into an amendment to its Credit Facility and issued the 2010 Issued Senior Notes, as defined in Note 6, which resulted in increased interest expense due to higher interest rates and higher amortization of financing fees.  See “Debt” in “Liquidity and Capital Resources” below for additional details.

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

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure) increased by approximately $166 million or 29% to approximately $732 million for the year ended December 31, 2010, from approximately $566 million for the year ended December 31, 2009.  The increase was primarily due to higher production revenues resulting from higher commodity prices and higher total production volume levels, partially offset by lower realized gains on commodity derivatives.  See “Non-GAAP Financial Measures” on page 58 for a reconciliation of adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP.

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
Annual production

(1)
Oil and natural gas capital costs expended include the costs of property acquisition, exploration and development activities conducted to add reserves and exclude asset retirement costs.  The Company expects to incur development costs in the future for proved undeveloped reserves; such future costs are excluded from costs expended and are not considered in the reserve replacement metrics presented herein.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following presents reserve replacement cost and reserve replacement ratio including and excluding the effect of price revisions on reserves:

	Including Price Revisions			Excluding Price Revisions
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Costs per Mcfe of production:
Reserve replacement cost, including acquisitions	$2.37	$1.63	$1.96	$2.46	$1.94	$1.71
Reserve replacement cost, excluding acquisitions (finding and development cost)	$1.94	$0.79	$2.03	$2.15	$1.57	$1.59

Percentage of production:
Reserve replacement ratio, including acquisitions	674%	1,014%	165%	651%	854%	189%
Reserve replacement ratio, excluding acquisitions	244%	321%	88%	221%	161%	112%

Amounts used in these calculations and are derived directly from the table presented in “Supplemental Oil and Natural Gas Data (Unaudited)” in Item 8. “Financial Statements and Supplementary Data.”  The following provides a reconciliation of oil and natural gas capital costs used in these calculations to its most directly comparable financial measure calculated and presented in accordance with GAAP:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Costs incurred in oil and natural gas property acquisition, exploration and development	$2,158,639	$1,602,086	$258,105
Less:
Asset retirement costs	(2,427)	(748)	(371)
Property acquisition costs	(1,516,737)	(1,356,430)	(115,929)
Oil and natural gas capital costs expended, excluding acquisitions	$639,475	$244,908	$141,805

Liquidity and Capital Resources

The Company utilizes funds from equity and debt offerings, bank borrowings and cash flow from operations for capital resources and liquidity.  To date, the primary use of capital has been for acquisitions and the development of oil and natural gas properties.  For the year ended December 31, 2011, the Company’s total capital expenditures, excluding acquisitions, were approximately $697 million.  For 2012, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $940 million, including $880 million related to its oil and natural gas capital program and $40 million related to its plant and pipeline capital.  This estimate reflects amounts for the development of properties associated with acquisitions (see Note 2), is under continuous review and subject to ongoing adjustments.  The Company expects to fund these capital expenditures primarily with cash flow from operations and bank borrowings.

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

Indentures governing its 2019 Senior Notes, 2010 Issued Senior Notes, and Original Senior Notes impose certain restrictions on the Company’s ability to obtain additional debt financing.  Based upon current expectations, the Company believes liquidity and capital resources will be sufficient to conduct its business and operations.

Statements of Cash Flows

The following is a comparative cash flow summary:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash:
Provided by operating activities (1)	$518,706	$270,918	$426,804
Used in investing activities	(2,130,360)	(1,581,408)	(282,273)
Provided by (used in) financing activities	1,376,767	1,524,260	(150,968)
Net increase (decrease) in cash and cash equivalents	$(234,887)	$213,770	$(6,437)

(1)	The years ended December 31, 2011, December 31, 2010, and December 31, 2009, include premiums paid for derivatives of approximately $134 million, $120 million and $94 million, respectively.

Operating Activities
Cash provided by operating activities for the year ended December 31, 2011, was approximately $519 million, compared to approximately $271 million for the year ended December 31, 2010.  The increase was primarily due to higher production volumes and higher commodity prices partially offset by higher expenses.

Cash provided by operating activities was approximately $271 million for the year ended December 31, 2010, compared to approximately $427 million for the year ended December 31, 2009.  The decrease was primarily due to approximately $124 million in realized losses on canceled interest rate derivatives during the year ended December 31, 2010, compared to approximately $49 million in realized net gains on canceled commodity derivatives during the year ended December 31, 2009.

Premiums paid during 2011, 2010 and 2009 were for commodity derivative contracts that hedge future production.  These derivative contracts provide the Company long-term cash flow predictability to manage its business, service debt and pay distributions and are primarily funded through the Company’s Credit Facility.  The amount of derivative contracts the Company enters into in the future will be directly related to expected future production.  See Note 7 and Note 8 for additional details about the Company’s commodity derivatives.

Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flow from investing activities:
Acquisition of oil and natural gas properties, net of cash acquired	$(1,500,193)	$(1,351,033)	$(130,735)
Capital expenditures	(629,864)	(223,013)	(178,242)
Proceeds from sale of properties and equipment and other	(303)	(7,362)	26,704
	$(2,130,360)	$(1,581,408)	$(282,273)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The primary use of cash in investing activities is for capital spending, including acquisitions and the development of the Company’s oil and natural gas properties.  Cash used in investing activities for the year ended December 31, 2011, primarily relates to acquisitions of properties in the Williston Basin, Permian Basin and Mid-Continent Deep regions.  See Note 2 for additional details of acquisitions.  The year ended December 31, 2011, also includes the deposit of approximately $9 million returned to the Company by the other party to the purchase and sale agreement (“PSA”) terminated by the Company in 2010.

Cash used in investing activities for the year ended December 31, 2010, primarily relates to acquisitions and the development of properties in the Permian Basin, Mid-Continent Deep and Michigan regions (see Note 2).  Proceeds from the sale of properties were lower for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to the proceeds received in 2009 related to the sale of acreage in central Oklahoma.  The year ended December 31, 2010, also includes the deposit made by the Company of approximately $9 million and held by the other party to the PSA terminated by the Company (see Note 2).  Cash used in investing activities for the year ended December 31, 2009, includes approximately $114 million for the acquisition of properties in the Permian Basin region (see Note 2).

Financing Activities
Cash provided by financing activities for the year ended December 31, 2011, was approximately $1.4 billion compared to approximately $1.5 billion for the year ended December 31, 2010.  The decrease in financing cash flow needs was primarily attributable to the increase in cash provided by operating activities and the utilization of cash on hand.  In comparison, cash used in financing activities was approximately $151 million for the year ended December 31, 2009.  The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Proceeds from borrowings:
Credit facility	$1,790,000	$1,050,000	$401,500
Senior notes	744,240	2,250,816	237,703
	$2,534,240	$3,300,816	$639,203
Repayments of debt:
Credit facility	$(850,000)	$(2,150,000)	$(704,893)
Senior notes	(451,029)	—	—
	$(1,301,029)	$(2,150,000)	$(704,893)

Debt

The Company’s Credit Facility has a borrowing base of $3.0 billion with a maximum commitment amount of $1.5 billion.  The maturity date is April 2016.  At January 31, 2012, the borrowing capacity under the Credit Facility was approximately $1.3 billion, which includes a $4 million reduction in availability for outstanding letters of credit.

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

In March 2011, in connection with its cash tender offers and related consent solicitations, the Company also accepted and purchased: 1) $105 million of the aggregate principal amount of its outstanding 2017 Senior Notes (or 65% of the remaining outstanding principal amount of its 2017 Senior Notes), and 2) $126 million aggregate principal amount of its outstanding 2018 Senior Notes (or 76% of the remaining outstanding principal amount of its 2018 Senior Notes).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

In May 2011, the Company issued $750 million in aggregate principal amount of 6.50% senior notes due 2019 (see Note 6) and used net proceeds of approximately $729 million to repay all of the outstanding indebtedness under its Credit Facility, fund or partially fund acquisitions and for general corporate purposes.

In June 2011, the Company repurchased an additional portion of its remaining outstanding 2017 Senior Notes and 2018 Senior Notes for approximately $17 million (or 29% of the remaining outstanding principal amount of its 2017 Senior Notes) and approximately $24 million (or 61% of the remaining outstanding principal amount of its 2018 Senior Notes), respectively.  In December 2011, the Company also repurchased an additional portion of its remaining outstanding 2018 Senior Notes for approximately $2 million (or 9% of the remaining outstanding principal amount of the 2018 Senior Notes).  After giving effect to the tender offers and subsequent repurchases of the 2017 Senior Notes and the 2018 Senior Notes, aggregate principal amounts of $41 million and $14 million, respectively, remained outstanding at December 31, 2011.

The Company depends, in part, on its Credit Facility for future capital needs.  In addition, the Company has drawn on the Credit Facility to fund or partially fund quarterly cash distribution payments, since it uses operating cash flow primarily for drilling and development of oil and natural gas properties and acquisitions and borrows as cash is needed.  Absent such borrowings, the Company would have at times experienced a shortfall in cash available to pay the declared quarterly cash distribution amount.  If an event of default occurs and is continuing under the Credit Facility, the Company would be unable to make borrowings to fund distributions.  For additional information about this matter and other risk factors that could affect the Company, see Item 1A. “Risk Factors.”

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

Equity Distribution Agreement

On August 23, 2011, the Company entered into an equity distribution agreement, pursuant to which it may from time to time issue and sell units representing limited liability company interests having an aggregate offering price of up to $500 million.  In connection with entering into the agreement, the Company incurred expenses of approximately $423,000.  Sales of units, if any, will be made through a sales agent by means of ordinary brokers’ transactions, in block transactions, or as otherwise agreed with the agent.  The Company expects to use the net proceeds from any sale of the units for general corporate purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt.

In September 2011, the Company issued and sold 16,060 units representing limited liability company interests at an average unit price of $38.25 for proceeds of approximately $602,000 (net of approximately $12,000 in commissions).  In December 2011, the Company issued and sold 772,104 units representing limited liability company interests at an average unit price of $38.03 for proceeds of approximately $29 million (net of approximately $587,000 in commissions).  In connection with the issue and sale of these units, the Company incurred professional service expenses of approximately $139,000.  The Company used the net proceeds for general corporate purposes including the repayment of a portion of the indebtedness outstanding under its Credit Facility.  At December 31, 2011, units equaling approximately $470 million in aggregate offering price remained available to be issued and sold under the agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

In January 2012, the Company issued and sold 1,539,651 units representing limited liability company interests at an average unit price of $38.02 for proceeds of approximately $57 million (net of approximately $1 million in commissions).  The net proceeds were used for general corporate purposes including the repayment of a portion of the indebtedness outstanding under the Company’s Credit Facility.  At January 31, 2012, units equaling approximately $411 million in aggregate offering price remained available to be issued and sold under the agreement.

Public Offering of Units

In March 2011, the Company sold 16,726,067 units representing limited liability company interests at $38.80 per unit ($37.248 per unit, net of underwriting discount) for net proceeds of approximately $623 million (after underwriting discount and offering expenses of approximately $26 million).  The Company used a portion of the net proceeds from the sale of these units to fund the March 2011 redemptions of a portion of the outstanding 2017 Senior Notes and 2018 Senior Notes and to fund the cash tender offers and related expenses for a portion of the remaining 2017 Senior Notes and 2018 Senior Notes (see Note 6).  The Company used the remaining net proceeds from the sale of units to finance a portion of the March 31, 2011, acquisition in the Williston Basin.

In January 2012, the Company sold 19,550,000 units representing limited liability company interests at $35.95 per unit ($34.512 per unit, net of underwriting discount) for net proceeds of approximately $674 million (after underwriting discount and offering expenses of approximately $28 million).  The Company used the net proceeds from the sale of these units to repay a portion of the indebtedness outstanding under its Credit Facility.

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

Distributions

Under the Company’s limited liability company agreement, unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses.  The following provides a summary of distributions paid by the Company during the year ended December 31, 2011:

Date Paid	Period Covered by Distribution	Distribution Per Unit	Total Distribution
			(in millions)

November 2011	July 1 – September 30, 2011	$0.69	$122
August 2011	April 1 – June 30, 2011	$0.69	$123
May 2011	January 1 – March 31, 2011	$0.66	$116
February 2011	October 1 – December 31, 2010	$0.66	$106

On July 26, 2011, the Company’s Board of Directors approved an increase in the quarterly cash distribution from $0.66 per unit to $0.69 per unit, representing an increase of 5%.  On January 27, 2012, the Company’s Board of Directors declared a cash distribution of $0.69 per unit, or $2.76 per unit on an annualized basis, with respect to the fourth quarter of 2011.  The distribution, totaling approximately $138 million, was paid on February 14, 2012, to unitholders of record as of the close of business on February 7, 2012.

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

During the years ended December 31, 2011, December 31, 2010, and December 31, 2009, the Company made no significant payments to settle any legal, environmental or tax proceedings.  The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary.  Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

In 2008, Lehman Brothers Holdings Inc. (“Lehman Holdings”) and Lehman Brothers Commodity Services Inc. (“Lehman Commodity Services”) filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  At December 31, 2011, and December 31, 2010, the Company had a net receivable of approximately $7 million from Lehman Commodity Services for canceled derivative contracts, which is included in “other current assets” on the consolidated balance sheets.  The value of the receivable was estimated based on market expectations.  In March 2011, the Company, Lehman Holdings and Lehman Commodity Services entered into Termination Agreements under which the Company was granted general unsecured claims against Lehman Holdings and Lehman Commodity Services in the amount of $51 million each, provided that the aggregate value of the distributions to the Company on account of both such claims will not exceed $51 million (collectively, the “Company Claim”).  On December 6, 2011, a Chapter 11 Plan (“Plan”) was approved by the Bankruptcy Court.  Initial distributions under the Plan to creditors, including the Company, are expected to occur after January 31, 2012.  Based on the recovery estimates described in the approved disclosure statement relating to the Plan, the Company expects to ultimately receive a substantial portion of the Company Claim.

Commitments and Contractual Obligations

The following summarizes, as of December 31, 2011, certain long-term contractual obligations that are reflected in the consolidated balance sheets and/or disclosed in the accompanying notes thereto:

	Payments Due
Contractual Obligations	Total	2012	2013 – 2014	2015 – 2016	2017 and Beyond
	(in thousands)
Long-term debt obligations:
Credit facility	$940,000	$—	$—	$940,000	$—
Senior notes	3,104,898	—	—	—	3,104,898
Interest (1)	2,130,681	268,718	537,436	519,317	805,210
Operating lease obligations:
Office, property and equipment leases	31,477	5,652	9,367	7,405	9,053
Other noncurrent liabilities:
Asset retirement obligations	71,142	2,847	3,353	3,438	61,504
Other:
Commodity derivatives	17,563	14,060	1,772	1,731	—
Charitable contributions	222	111	111	—	—
	$6,295,983	$291,388	$552,039	$1,471,891	$3,980,665

(1)
Represents interest on the Credit Facility computed at the weighted average LIBOR of 2.57% through maturity in April 2016 and interest on the 2019 Senior Notes, 2010 Issued Senior Notes, and the Original Senior Notes, as defined in Note 6, computed at fixed rates of 11.75%, 9.875%, 6.50%, 8.625% and 7.75% through maturities in May 2017, July 2018, May 2019, April 2020 and February 2021, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Capital Structure

The Company’s capitalization is presented below:

	December 31,
	2011	2010
	(in thousands)

Cash and cash equivalents	$1,114		$236,001

Credit facility	$940,000	$	―
Senior notes due 2017, net	39,183		239,301
Senior notes due 2018, net	13,913		250,974
Senior notes due 2019, net	744,593		—
Senior notes due 2020, net	1,271,856		1,269,661
Senior notes due 2021, net	984,112		982,966
	3,993,657		2,742,902
Total unitholders’ capital	3,428,910		2,788,216
	$7,422,567		$5,531,118

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

The Company defines adjusted EBITDA as income (loss) from continuing operations plus the following adjustments:

•	Net operating cash flow from acquisitions and divestitures, effective date through closing date;
•	Interest expense;
•	Depreciation, depletion and amortization;
•	Impairment of long-lived assets;
•	Write-off of deferred financing fees and other;
•	(Gains) losses on sale of assets and other, net;
•	Provision for legal matters;
•	Loss on extinguishment of debt;
•	Unrealized (gains) losses on commodity derivatives;
•	Unrealized (gains) losses on interest rate derivatives;
•	Realized (gains) losses on interest rate derivatives;
•	Realized (gains) losses on canceled derivatives;
•	Unit-based compensation expenses;

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	Exploration costs; and
•	Income tax (benefit) expense.

The following presents a reconciliation of income (loss) from continuing operations to adjusted EBITDA:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Income (loss) from continuing operations	$438,439	$(114,288)	$(295,841)
Plus:
Net operating cash flow from acquisitions and divestitures, effective date through closing date	57,966	42,846	3,708
Interest expense, cash	249,085	129,691	74,185
Interest expense, noncash	10,640	63,819	18,516
Depreciation, depletion and amortization	334,084	238,532	201,782
Impairment of long-lived assets	―	38,600	―
Write-off of deferred financing fees and other	1,189	2,076	204
(Gains) losses on sale of assets and other, net	124	3,008	(23,051)
Provision for legal matters	1,086	4,362	―
Loss on extinguishment of debt	94,612	―	―
Unrealized (gains) losses on commodity derivatives	(192,951)	232,376	591,379
Unrealized gains on interest rate derivatives	―	(63,978)	(16,588)
Realized losses on interest rate derivatives	―	8,021	42,881
Realized (gains) losses on canceled derivatives	(26,752)	123,865	(48,977)
Unit-based compensation expenses	22,243	13,792	15,089
Exploration costs	2,390	5,168	7,169
Income tax (benefit) expense	5,466	4,241	(4,221)
Adjusted EBITDA from continuing operations	$997,621	$732,131	$566,235

Net cash provided by operating activities for the year ended December 31, 2011, was approximately $519 million and includes cash interest payments of approximately $247 million, premiums paid for commodity derivatives of approximately $134 million, realized gains on canceled derivatives of approximately $(27) million and other items totaling approximately $125 million that are not included in adjusted EBITDA.  Net cash provided by operating activities for the year ended December 31, 2010, was approximately $271 million and includes cash interest payments of approximately $129 million, premiums paid for commodity derivatives of approximately $120 million, cash settlements on interest rate derivatives of approximately $11 million, realized losses on canceled derivatives of approximately $124 million and other items totaling approximately $77 million that are not included in adjusted EBITDA.  Net cash provided by operating activities for the year ended December 31, 2009, was approximately $427 million and includes cash interest payments of approximately $74 million, premiums paid for commodity derivatives of approximately $94 million, cash settlements on interest rate derivatives of approximately $42 million, realized gains on canceled derivatives of approximately $(49) million and other items totaling approximately $(22) million that are not included in adjusted EBITDA.

Adjusted Net Income (Non-GAAP Measure)

Adjusted net income is a performance measure used by Company management to evaluate its operational performance from oil and natural gas properties, prior to unrealized (gains) losses on derivatives, realized (gains) losses on canceled derivatives, impairment of long-lived assets, loss on extinguishment of debt and (gains) losses on sale of assets, net.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following presents a reconciliation of income (loss) from continuing operations to adjusted net income:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per unit amounts)

Income (loss) from continuing operations	$438,439	$(114,288)	$(295,841)
Plus:
Unrealized (gains) losses on commodity derivatives	(192,951)	232,376	591,379
Unrealized gains on interest rate derivatives	―	(63,978)	(16,588)
Realized (gains) losses on canceled derivatives	(26,752)	123,865	(48,977)
Impairment of long-lived assets	―	38,600	―
Loss on extinguishment of debt	94,612	―	―
(Gains) losses on sale of assets, net	(17)	2,914	(23,051)
Adjusted net income from continuing operations	$313,331	$219,489	$206,922

Income (loss) from continuing operations per unit – basic	$2.52	$(0.80)	$(2.48)
Plus, per unit:
Unrealized (gains) losses on commodity derivatives	(1.11)	1.63	4.95
Unrealized gains on interest rate derivatives	―	(0.45)	(0.14)
Realized (gains) losses on canceled derivatives	(0.15)	0.87	(0.41)
Impairment of long-lived assets	―	0.27	―
Loss on extinguishment of debt	0.54	―	―
(Gains) losses on sale of assets, net	―	0.02	(0.19)
Adjusted net income from continuing operations per unit – basic	$1.80	$1.54	$1.73

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that requires an entity to disclose information about offsetting and related arrangements to enable users of

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

its financial statements to understand the effect of those arrangements on its financial position.  The ASU requires disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The ASU will be applied retrospectively and is effective for periods beginning on or after January 1, 2013.  The Company is currently evaluating the impact, if any, of the adoption of this ASU on its consolidated financial statements and related disclosures.

In May 2011, the FASB issued an ASU that further addresses fair value measurement accounting and related disclosure requirements.  The ASU clarifies the FASB’s intent regarding the application of existing fair value measurement and disclosure requirements, changes the fair value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair value measurements.  The ASU will be applied prospectively and is effective for periods beginning after December 15, 2011.  The Company is currently evaluating the impact, if any, of the adoption of this ASU on its consolidated financial statements and related disclosures.

Oil and Natural Gas Reserves

Proved reserves are based on the quantities of oil, natural gas and NGL that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.  The independent engineering firm, DeGolyer and MacNaughton, prepared a reserve and economic evaluation of all of the Company properties on a well-by-well basis as of December 31, 2011, and the reserve estimates reported herein were prepared by DeGolyer and MacNaughton.  The reserve estimates were reviewed and approved by the Company’s senior engineering staff and management, with final approval by its Executive Vice President and Chief Operating Officer.

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

The Company evaluates the impairment of its proved oil and natural gas properties on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The carrying values of proved properties are reduced to fair value when the expected undiscounted future cash flows are less than net book value.  The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate.  The underlying commodity prices embedded in the Company’s estimated cash flows are the product of a process that begins with New York Mercantile Exchange (“NYMEX”) forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Company management believes will impact realizable prices.  Costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization unless doing so significantly affects the unit-of-production amortization rate, in which case a gain or loss is recognized currently.  Gains or losses from the disposal of other properties are recognized currently.  Expenditures for maintenance and repairs necessary to maintain properties in operating condition are expensed as incurred.  Estimated dismantlement and abandonment costs are capitalized, net of salvage, at their estimated net present value and amortized on a unit-of-production basis over the remaining life of the related proved developed reserves.  The Company capitalizes interest on borrowed funds related to its share of costs associated with the drilling and completion of new oil and natural gas wells.  Interest is capitalized only during the periods in which these assets are brought to their intended use.  The Company capitalized interest costs of approximately $2 million, $1 million and $300,000 for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively.

Impairment of Proved Properties
Based on the analysis described above, the Company recorded no impairment charge of proved oil and natural gas properties for the years ended December 31, 2011, and December 31, 2009.  For the year ended December 31, 2010, the Company recorded a noncash impairment charge, before and after tax, of approximately $39 million primarily associated with proved oil and natural gas properties related to an unfavorable marketing contract.  The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair-value measurement.  The charges are included in “impairment of long-lived assets” on the consolidated statements of operations.

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

Exploration Costs
Geological and geophysical costs, delay rentals, amortization and impairment of unproved leasehold costs and costs to drill exploratory wells that do not find proved reserves are expensed as exploration costs.  The costs of any exploratory wells are carried as an asset if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well and as long as the Company is making sufficient progress towards assessing the reserves and the economic and operating viability of the project.  The Company recorded noncash leasehold impairment expenses

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

related to unproved properties of approximately $2 million, $5 million and $7 million for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, which are included in “exploration costs” on the consolidated statements of operations.

Revenue Recognition

Sales of oil, natural gas and NGL are recognized when the product has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable.

The Company has elected the entitlements method to account for natural gas production imbalances.  Imbalances occur when the Company sells more or less than its entitled ownership percentage of total natural gas production.  In accordance with the entitlements method, any amount received in excess of the Company’s share is treated as a liability.  If the Company receives less than its entitled share, the underproduction is recorded as a receivable.  At December 31, 2011, and December 31, 2010, the Company had natural gas production imbalance receivables of approximately $19 million and $18 million, respectively, which are included in “accounts receivable – trade, net” on the consolidated balance sheets and natural gas production imbalance payables of approximately $9 million and $8 million, respectively, which are included in “accounts payable and accrued expenses” on the consolidated balance sheets.

The Company engages in the purchase, gathering and transportation of third-party natural gas and subsequently markets such natural gas to independent purchasers under separate arrangements.  As such, the Company separately reports third-party marketing sales and natural gas marketing expenses.

Asset Retirement Obligations

The Company has the obligation to plug and abandon oil and natural gas wells and related equipment at the end of production operations.  Estimated asset retirement costs are recognized when the obligation is incurred, and are amortized over proved developed reserves using the unit-of-production method.  Accretion expense is included in “depreciation, depletion and amortization” on the consolidated statements of operations.  The fair values of additions to the asset retirement obligations are estimated using valuation techniques that convert future cash flows to a single discounted amount.  Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors; and (iv) a credit-adjusted risk-free interest rate.  Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations (see Note 10).

Derivative Instruments

The Company uses derivative financial instruments to reduce exposure to fluctuations in the prices of oil and natural gas.  By removing a significant portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices.  These transactions are primarily in the form of swap contracts and put options.  A swap contract specifies a fixed price that the Company will receive from the counterparty as compared to floating market prices, and on the settlement date the Company will receive or pay the difference between the swap price and the market price.  A put option requires the Company to pay the counterparty a premium equal to the fair value of the option at the purchase date and receive from the counterparty the excess, if any, of the fixed price floor over the market price at the settlement date.  In addition, the Company may from time to time enter into derivative contracts in the form of interest rate swaps to minimize the effects of fluctuations in interest rates.  Currently, the Company has no outstanding derivative contracts in the form of interest rate swaps.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Derivative instruments (including certain derivative instruments embedded in other contracts that require bifurcation) are recorded at fair value and included on the consolidated balance sheets as assets or liabilities.  The Company did not designate these contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings.  The Company uses certain pricing models to determine the fair value of its derivative financial instruments.  Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.  Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets.  See Note 7 and Note 8 for additional details about the Company’s derivative financial instruments.  See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for sensitivity analysis regarding the Company’s derivative financial instruments.

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

Commodity Price Risk

The Company enters into derivative contracts with respect to a portion of its projected production through various transactions that provide an economic hedge of the risk related to the future commodity prices received.  The Company does not enter into derivative contracts for trading purposes (see Note 7).  At December 31, 2011, the fair value of contracts that settle during the next 12 months was an asset of approximately $232 million and a liability of $11 million for a net asset of approximately $221 million.  A 10% increase in the index oil and natural gas prices above the December 31, 2011, prices for the next 12 months would result in a net asset of approximately $80 million which represents a decrease in the fair value of approximately $141 million; conversely, a 10% decrease in the index oil and natural gas prices would result in a net asset of approximately $369 million which represents an increase in the fair value of approximately $148 million.

Interest Rate Risk

At December 31, 2011, the Company had long-term debt outstanding under its Credit Facility of $940 million, which incurred interest at floating rates (see Note 6).  A 1% increase in the London Interbank Offered Rate (“LIBOR”) would result in an estimated $9 million increase in annual interest expense.

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

At December 31, 2011, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 4.52%.  A 1% increase in the average public bond yield spread would result in an estimated $100,000 increase in net income for the year ended December 31, 2011.  At December 31, 2011, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 4.99%.  A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $3 million decrease in net income for the year ended December 31, 2011.

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

As of December 31, 2011, our management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.  KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which is included herein.

/s/ Linn Energy, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders
Linn Energy, LLC:

We have audited the accompanying consolidated balance sheets of Linn Energy, LLC and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, unitholders’ capital, and cash flows for each of the years in the three-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Linn Energy, LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Linn Energy, LLC’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Unitholders
Linn Energy, LLC:

We have audited Linn Energy, LLC’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Linn Energy, LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Linn Energy, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Linn Energy, LLC and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, unitholders’ capital, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 23, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Houston, Texas
February 23, 2012

LINN ENERGY, LLC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,114	$236,001
Accounts receivable – trade, net	284,565	184,624
Derivative instruments	255,063	234,675
Other current assets	80,734	55,609
Total current assets	621,476	710,909

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	7,835,650	5,664,503
Less accumulated depletion and amortization	(1,033,617)	(719,035)
	6,802,033	4,945,468

Other property and equipment	197,235	139,903
Less accumulated depreciation	(48,024)	(35,151)
	149,211	104,752

Derivative instruments	321,840	56,895
Other noncurrent assets	105,577	115,124
	427,417	172,019
Total noncurrent assets	7,378,661	5,222,239
Total assets	$8,000,137	$5,933,148

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$403,450	$219,830
Derivative instruments	14,060	12,839
Other accrued liabilities	75,898	82,439
Total current liabilities	493,408	315,108

Noncurrent liabilities:
Credit facility	940,000	―
Senior notes, net	3,053,657	2,742,902
Derivative instruments	3,503	39,797
Other noncurrent liabilities	80,659	47,125
Total noncurrent liabilities	4,077,819	2,829,824

Commitments and contingencies (Note 11)

Unitholders’ capital:
177,364,558 units and 159,009,795 units issued and outstanding at December 31, 2011, and December 31, 2010, respectively	2,751,354	2,549,099
Accumulated income	677,556	239,117
	3,428,910	2,788,216
Total liabilities and unitholders’ capital	$8,000,137	$5,933,148

The accompanying notes are an integral part of these consolidated financial statements.

LINN ENERGY, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010		2009
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$1,162,037		$690,054	$408,219
Gains (losses) on oil and natural gas derivatives	449,940		75,211	(141,374)
Marketing revenues	5,868		3,966	4,380
Other revenues	4,609		3,049	1,924
	1,622,454		772,280	273,149
Expenses:
Lease operating expenses	232,619		158,382	132,647
Transportation expenses	28,358		19,594	18,202
Marketing expenses	3,681		2,716	2,154
General and administrative expenses	133,272		99,078	86,134
Exploration costs	2,390		5,168	7,169
Bad debt expenses	(22)		(46)	401
Depreciation, depletion and amortization	334,084		238,532	201,782
Impairment of long-lived assets	—		38,600	―
Taxes, other than income taxes	78,522		45,182	27,605
(Gains) losses on sale of assets and other, net	3,516		6,536	(24,598)
	816,420		613,742	451,496
Other income and (expenses):
Loss on extinguishment of debt	(94,612)		—	—
Interest expense, net of amounts capitalized	(259,725)		(193,510)	(92,701)
Losses on interest rate swaps	—		(67,908)	(26,353)
Other, net	(7,792)		(7,167)	(2,661)
	(362,129)		(268,585)	(121,715)
Income (loss) from continuing operations before income taxes	443,905		(110,047)	(300,062)
Income tax benefit (expense)	(5,466)		(4,241)	4,221
Income (loss) from continuing operations	438,439		(114,288)	(295,841)

Discontinued operations:
Losses on sale of assets, net of taxes	―		―	(158)
Loss from discontinued operations, net of taxes	―		―	(2,193)
	―		―	(2,351)
Net income (loss)	$438,439		$(114,288)	$(298,192)

Income (loss) per unit – continuing operations:
Basic	$2.52		$(0.80)	$(2.48)
Diluted	$2.51		$(0.80)	$(2.48)
Loss per unit – discontinued operations:
Basic	$—	$	―	$(0.02)
Diluted	$—	$	―	$(0.02)
Net income (loss) per unit:
Basic	$2.52		$(0.80)	$(2.50)
Diluted	$2.51		$(0.80)	$(2.50)
Weighted average units outstanding:
Basic	172,004		142,535	119,307
Diluted	172,729		142,535	119,307

Distributions declared per unit	$2.70		$2.55	$2.52

The accompanying notes are an integral part of these consolidated financial statements.

LINN ENERGY, LLC

CONSOLIDATED STATEMENTS OF UNITHOLDERS’ CAPITAL

	Units	Unitholders’ Capital	Accumulated Income (Deficit)	Treasury Units (at Cost)		Total Unitholders’ Capital
	(in thousands)

December 31, 2008	114,080	$2,109,089	$651,597	$	―	$2,760,686
Sale of units, net of underwriting discounts and expenses of $12,369	14,950	279,299	―		―	279,299
Issuance of units	1,098	494	―		―	494
Cancellation of units	(187)	(2,696)	―		2,696	―
Purchase of units		―	―		(2,696)	(2,696)
Distributions to unitholders		(303,316)	―		―	(303,316)
Unit-based compensation expenses		15,089	―		―	15,089
Reclassification of distributions paid on forfeited restricted units		63	―		―	63
Excess tax benefit from unit-based compensation		577	―		―	577
Net loss		―	(298,192)		―	(298,192)
December 31, 2009	129,941	2,098,599	353,405		―	2,452,004
Sale of units, net of underwriting discounts and expenses of $34,556	28,750	809,774	—		—	809,774
Issuance of units	815	4,418	—		—	4,418
Cancellation of units	(496)	(11,832)	—		11,832	—
Purchase of units		—	—		(11,832)	(11,832)
Distributions to unitholders		(365,711)	—		—	(365,711)
Unit-based compensation expenses		13,792	—		—	13,792
Reclassification of distributions paid on forfeited restricted units		59	―		―	59
Net loss		—	(114,288)		—	(114,288)
December 31, 2010	159,010	2,549,099	239,117		—	2,788,216
Sale of units, net of underwriting discounts and expenses of $27,427	17,514	651,522	—		—	651,522
Issuance of units	1,371	7,446	—		—	7,446
Cancellation of units	(530)	(17,352)	—		17,352	—
Purchase of units		—	—		(17,352)	(17,352)
Distributions to unitholders		(466,488)	—		—	(466,488)
Unit-based compensation expenses		22,243	—		—	22,243
Reclassification of distributions paid on forfeited restricted units		79	―		―	79
Excess tax benefit from unit-based compensation		4,805	―		―	4,805
Net income		—	438,439		—	438,439
December 31, 2011	177,365	$2,751,354	$677,556		$—	$3,428,910

The accompanying notes are an integral part of these consolidated financial statements.

LINN ENERGY, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$438,439	$(114,288)	$(298,192)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	334,084	238,532	201,782
Impairment of long-lived assets	―	38,600	―
Unit-based compensation expenses	22,243	13,792	15,089
Loss on extinguishment of debt	94,612	—	—
Amortization and write-off of deferred financing fees and other	23,828	27,014	21,824
(Gains) losses on sale of assets and other, net	(281)	1,718	(22,842)
Deferred income tax	310	3,088	(6,436)
Mark-to-market on derivatives:
Total (gains) losses	(449,940)	(7,303)	167,727
Cash settlements	237,134	302,875	362,936
Cash settlements on canceled derivatives	26,752	(123,865)	48,977
Premiums paid for derivatives	(134,352)	(120,376)	(93,606)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	(120,055)	(66,283)	29,117
(Increase) decrease in other assets	(2,951)	2,926	(3,051)
Increase (decrease) in accounts payable and accrued expenses	58,216	25,457	(4,675)
Increase (decrease) in other liabilities	(9,333)	49,031	8,154
Net cash provided by operating activities	518,706	270,918	426,804

Cash flow from investing activities:
Acquisition of oil and natural gas properties, net of cash acquired	(1,500,193)	(1,351,033)	(130,735)
Development of oil and natural gas properties	(574,635)	(204,832)	(170,458)
Purchases of other property and equipment	(55,229)	(18,181)	(7,784)
Proceeds from sale of properties and equipment and other	(303)	(7,362)	26,704
Net cash used in investing activities	(2,130,360)	(1,581,408)	(282,273)

Cash flow from financing activities:
Proceeds from sale of units	678,949	844,330	291,668
Proceeds from borrowings	2,534,240	3,300,816	639,203
Repayments of debt	(1,301,029)	(2,150,000)	(704,893)
Distributions to unitholders	(466,488)	(365,711)	(303,316)
Financing fees, offering expenses and other, net	(56,358)	(93,343)	(71,511)
Excess tax benefit from unit-based compensation	4,805	―	577
Purchase of units	(17,352)	(11,832)	(2,696)
Net cash provided by (used in) financing activities	1,376,767	1,524,260	(150,968)

Net increase (decrease) in cash and cash equivalents	(234,887)	213,770	(6,437)
Cash and cash equivalents:
Beginning	236,001	22,231	28,668
Ending	$1,114	$236,001	$22,231

The accompanying notes are an integral part of these consolidated financial statements.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Significant Accounting Policies

Nature of Business

Linn Energy, LLC (“LINN Energy” or the “Company”) is an independent oil and natural gas company that began operations in March 2003 and was formed as a Delaware limited liability company in April 2005.  The Company completed its initial public offering (“IPO”) in January 2006 and its units representing limited liability company interests (“units”) are listed on The NASDAQ Global Select Market under the symbol “LINE.”  LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets.  The Company’s properties are located in the United States (“U.S.”), primarily in the Mid-Continent, the Permian Basin, Michigan, California and the Williston Basin.

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

The consolidated financial statements for previous periods include certain reclassifications that were made to conform to current presentation.  Such reclassifications have no impact on previously reported net income (loss) or unitholders’ capital.

Discontinued Operations

Discontinued operations in 2009 primarily represent activity related to post-closing adjustments associated with the Company’s Appalachian Basin and Mid Atlantic Well Service, Inc. operations disposed of in 2008.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions about future events.  These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses.  The estimates that are particularly significant to the financial statements include estimates of the Company’s reserves of oil, natural gas and natural gas liquids (“NGL”), future cash flows from oil and natural gas properties, depreciation, depletion and amortization, asset retirement obligations, fair values of commodity and interest rate derivatives, if any, and fair values of assets acquired and liabilities assumed.  As fair value is a market-based measurement, it is determined based on the assumptions that market participants would use.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Such estimates and assumptions are adjusted when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ from these estimates.  Any changes in estimates resulting from continuous changes in the economic environment will be reflected in the financial statements in future periods.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The ASU requires disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The ASU will be applied retrospectively and is effective for periods beginning on or after January 1, 2013.  The Company is currently evaluating the impact, if any, of the adoption of this ASU on its consolidated financial statements and related disclosures.

In May 2011, the FASB issued an ASU that further addresses fair value measurement accounting and related disclosure requirements.  The ASU clarifies the FASB’s intent regarding the application of existing fair value measurement and disclosure requirements, changes the fair value measurement requirements for certain financial instruments, and sets forth additional disclosure requirements for other fair value measurements.  The ASU will be applied prospectively and is effective for periods beginning after December 15, 2011.  The Company is currently evaluating the impact, if any, of the adoption of this ASU on its consolidated financial statements and related disclosures.

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Outstanding checks in excess of funds on deposit are included in “accounts payable and accrued expenses” on the consolidated balance sheets and are classified as financing activities on the consolidated statements of cash flows.

Accounts Receivable – Trade, Net

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and national economic data.  The Company reviews its allowance for doubtful accounts monthly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectibility.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is remote.  The balance in the Company’s allowance for doubtful accounts related to trade accounts receivable was approximately $1 million at December 31, 2011, and December 31, 2010.

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

The Company evaluates the impairment of its proved oil and natural gas properties on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  The carrying values of proved properties are reduced to fair value when the expected undiscounted future cash flows are less than net book value.  The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount.  Significant inputs used to determine

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate.  The underlying commodity prices embedded in the Company’s estimated cash flows are the product of a process that begins with New York Mercantile Exchange (“NYMEX”) forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Company management believes will impact realizable prices.  Costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization unless doing so significantly affects the unit-of-production amortization rate, in which case a gain or loss is recognized currently.  Gains or losses from the disposal of other properties are recognized currently.  Expenditures for maintenance and repairs necessary to maintain properties in operating condition are expensed as incurred.  Estimated dismantlement and abandonment costs are capitalized, net of salvage, at their estimated net present value and amortized on a unit-of-production basis over the remaining life of the related proved developed reserves.  The Company capitalizes interest on borrowed funds related to its share of costs associated with the drilling and completion of new oil and natural gas wells.  Interest is capitalized only during the periods in which these assets are brought to their intended use.  The Company capitalized interest costs of approximately $2 million, $1 million and $300,000 for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively.

Impairment of Proved Properties
Based on the analysis described above, the Company recorded no impairment charge of proved oil and natural gas properties for the years ended December 31, 2011, and December 31, 2009.  For the year ended December 31, 2010, the Company recorded a noncash impairment charge, before and after tax, of approximately $39 million primarily associated with proved oil and natural gas properties related to an unfavorable marketing contract.  The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair-value measurement.  The charges are included in “impairment of long-lived assets” on the consolidated statements of operations.

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

Exploration Costs
Geological and geophysical costs, delay rentals, amortization and impairment of unproved leasehold costs and costs to drill exploratory wells that do not find proved reserves are expensed as exploration costs.  The costs of any exploratory wells are carried as an asset if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well and as long as the Company is making sufficient progress towards assessing the reserves and the economic and operating viability of the project.  The Company recorded noncash leasehold impairment expenses related to unproved properties of approximately $2 million, $5 million and $7 million for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, which are included in “exploration costs” on the consolidated statements of operations.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company has elected the entitlements method to account for natural gas production imbalances.  Imbalances occur when the Company sells more or less than its entitled ownership percentage of total natural gas production.  In accordance with the entitlements method, any amount received in excess of the Company’s share is treated as a liability.  If the Company receives less than its entitled share, the underproduction is recorded as a receivable.  At December 31, 2011, and December 31, 2010, the Company had natural gas production imbalance receivables of approximately $19 million and $18 million, respectively, which are included in “accounts receivable – trade, net” on the consolidated balance sheets and natural gas production imbalance payables of approximately $9 million and $8 million, respectively, which are included in “accounts payable and accrued expenses” on the consolidated balance sheets.

The Company engages in the purchase, gathering and transportation of third-party natural gas and subsequently markets such natural gas to independent purchasers under separate arrangements.  As such, the Company separately reports third-party marketing sales and marketing expenses.

The Company generates electricity with excess natural gas, which it uses to serve certain of its operating facilities in Brea, California.  Any excess electricity is sold to the California wholesale power market.  This revenue is included in “other revenues” on the consolidated statements of operations.

Restricted Cash

Restricted cash of approximately $4 million and $3 million is included in “other noncurrent assets” on the consolidated balance sheets at December 31, 2011, and December 31, 2010, respectively, and represents cash the Company has deposited into a separate account and designated for asset retirement obligations in accordance with contractual agreements.

Derivative Instruments

The Company uses derivative financial instruments to reduce exposure to fluctuations in the prices of oil and natural gas.  By removing a significant portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices.  These transactions are primarily in the form of swap contracts and put options.  In addition, the Company may from time to time enter into derivative contracts in the form of interest rate swaps to minimize the effects of fluctuations in interest rates.  At December 31, 2011, the Company had no outstanding interest rate swap agreements.

Derivative instruments (including certain derivative instruments embedded in other contracts that require bifurcation) are recorded at fair value and included on the consolidated balance sheets as assets or liabilities.  The Company did not designate these contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings.  The Company uses certain pricing models to determine the fair value

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of its derivative financial instruments.  Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.  Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets.  See Note 7 and Note 8 for additional details about the Company’s derivative financial instruments.

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

Deferred Financing Fees

The Company incurred legal and bank fees related to the issuance of debt (see Note 6).  At December 31, 2011, and December 31, 2010, net deferred financing fees of approximately $94 million and $102 million, respectively, are included in “other noncurrent assets” on the consolidated balance sheets.  These debt issuance costs are amortized over the life of the debt agreement.  For the years ended December 31, 2011, December 31, 2010, and December 31, 2009, amortization expense of approximately $16 million, $17 million and $14 million, respectively, is included in “interest expense, net of amounts capitalized” on the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying values of the Company’s receivables, payables and Credit Facility (as defined in Note 6) are estimated to be substantially the same as their fair values at December 31, 2011, and December 31, 2010.  See Note 6 for fair value disclosures related to the Company’s other outstanding debt.  As noted above, the Company carries its derivative financial instruments at fair value.  See Note 8 for details about the fair value of the Company’s derivative financial instruments.

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

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Note 2 – Acquisitions, Divestitures and Discontinued Operations

Acquisitions – 2011

On December 15, 2011, the Company completed the acquisition of certain oil and natural gas properties located primarily in the Granite Wash of Texas and Oklahoma from Plains Exploration & Production Company (“Plains”).  The results of operations of these properties have been included in the consolidated financial statements since the acquisition date.  The Company paid approximately $544 million in total consideration for these properties.  The transaction was financed initially with borrowings under the Company’s Credit Facility, as defined in Note 6.

On November 1, 2011, and November 18, 2011, the Company completed two acquisitions of certain oil and natural gas properties located in the Permian Basin.  The results of operations of these properties have been included in the consolidated financial statements since the acquisition dates.  The Company paid approximately $108 million in cash and recorded a payable of approximately $2 million, resulting in total consideration for the acquisitions of approximately $110 million.  The transactions were financed initially with borrowings under the Company’s Credit Facility.

On June 1, 2011, the Company completed the acquisition of certain oil and natural gas properties in the Cleveland play, located in the Texas Panhandle, from Panther Energy Company, LLC and Red Willow Mid-Continent, LLC (collectively referred to as “Panther”).  The results of operations of these properties have been included in the consolidated financial statements since the acquisition date.  The Company paid approximately $223 million in total consideration for these properties.  The transaction was financed primarily with proceeds from the Company’s May 2011 debt offering, as described below.

On May 2, 2011, and May 11, 2011, the Company completed two acquisitions of certain oil and natural gas properties located in the Williston Basin.  The results of operations of these properties have been included in the consolidated financial statements since the acquisition dates.  The Company paid approximately $154 million in cash and recorded a receivable of approximately $1 million, resulting in total consideration for the acquisitions of approximately $153 million.  The transactions were financed initially with borrowings under the Company’s Credit Facility.

On April 1, 2011, and April 5, 2011, the Company completed two acquisitions of certain oil and natural gas properties located in the Permian Basin, including properties from SandRidge Exploration and Production, LLC (“SandRidge”).  The results of operations of these properties have been included in the consolidated financial statements since the acquisition dates.  The Company paid approximately $239 million in total consideration for the acquisitions.  The transactions were financed initially with borrowings under the Company’s Credit Facility.

On March 31, 2011, the Company completed the acquisition of certain oil and natural gas properties located in the Williston Basin from an affiliate of Concho Resources Inc. (“Concho”).  The results of operations of these properties have been included in the consolidated financial statements since the acquisition date.  The Company paid $196 million in cash and recorded a receivable from Concho of approximately $2 million, resulting in total consideration for the acquisition of approximately $194 million.  The transaction was financed primarily with proceeds from the Company’s March 2011 public offering of units, as described below.

During 2011, the Company completed other smaller acquisitions of oil and natural gas properties located in its various operating regions.  The results of operations of these properties have been included in the consolidated financial statements since the acquisition dates.  The Company, in the aggregate, paid approximately $38 million in total consideration for these properties.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following presents the values assigned to the net assets acquired as of the acquisition dates (in thousands):

Assets:
Current	$5,981
Noncurrent	748
Oil and natural gas properties	1,516,737
Total assets acquired	$1,523,466

Liabilities:
Current	$2,130
Asset retirement obligations	19,853
Total liabilities assumed	$21,983
Net assets acquired	$1,501,483

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

The revenues and expenses related to the properties acquired from Plains, Panther, SandRidge and Concho are included in the condensed consolidated results of operations of the Company as of December 15, 2011, June 1, 2011, April 1, 2011, and March 31, 2011, respectively.  The following unaudited pro forma financial information presents a summary of the Company’s condensed consolidated results of operations for the years ended December 31, 2011, and December 31, 2010, assuming the acquisitions of Plains, Panther, SandRidge and Concho had been completed as of January 1, 2010, including adjustments to reflect the values assigned to the net assets acquired.  The pro forma financial information is not necessarily indicative of the results of operations if the acquisitions had been effective as of this date.

	Year Ended December 31,
	2011	2010
	(in thousands, except per unit amounts)

Total revenues and other	$1,819,878	$939,572
Total operating expenses	$901,967	$720,360
Net income (loss)	$528,046	$(86,952)

Net income (loss) per unit:
Basic	$3.01	$(0.57)
Diluted	$3.00	$(0.57)

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other

In July 2010, the Company entered into a definitive purchase and sale agreement (“PSA”) to acquire certain oil and natural gas properties for a contract price of $95 million.  Upon the execution of the PSA, the Company paid a deposit of approximately $9 million.  In September 2010, in accordance with the terms of the PSA, the Company terminated the PSA as a result of certain conditions to closing not being met.  The other party to the PSA disputed the termination of the PSA and held the deposit.  On March 28, 2011, an arbitration panel granted a favorable final ruling to the Company with regard to the termination of the PSA and the return of the deposit.  The deposit plus interest was received by the Company in April 2011.

Acquisitions – 2010 and 2009

The following is a summary of certain significant acquisitions completed by the Company during the years ended December 31, 2010, and December 31, 2009:

•
On November 16, 2010, the Company completed the acquisition of certain oil and natural gas properties located in the Wolfberry trend of the Permian Basin from Element Petroleum, LP for approximately $118 million.

•
On October 14, 2010, the Company completed two acquisitions of certain oil and natural gas properties located in the Wolfberry trend of the Permian Basin from Crownrock, LP and Patriot Resources Partners LLC for approximately $260 million.

•
On August 16, 2010, the Company completed the acquisition of certain oil and natural gas properties located in the Permian Basin from Crownrock, LP and Element Petroleum, LP for approximately $95 million.

•
On May 27, 2010, the Company completed the acquisition of interests in Henry Savings LP and Henry Savings Management LLC that primarily hold oil and natural gas properties located in the Permian Basin for approximately $323 million.

•
On April 30, 2010, the Company completed the acquisition of interests in two wholly owned subsidiaries of HighMount Exploration & Production LLC that hold oil and natural gas properties in the Antrim Shale located in northern Michigan for approximately $327 million.

•
On January 29, 2010, the Company completed the acquisition of certain oil and natural gas properties located in the Anadarko Basin in Oklahoma and Kansas and the Permian Basin in Texas and New Mexico from certain affiliates of Merit Energy Company for approximately $151 million.

•
On August 31, 2009, and September 30, 2009, the Company completed two acquisitions of certain oil and natural gas properties located in the Permian Basin in Texas and New Mexico from Forest Oil Corporation and Forest Oil Permian Corporation for approximately $114 million.

Divestitures

In 2009, certain post-closing matters related to the 2008 sale of the deep rights interests in certain central Oklahoma acreage were resolved and the Company recorded a gain of approximately $25 million, which is included in “(gains) losses on sale of assets and other, net” on the consolidated statements of operations for the year ended December 31, 2009.

Discontinued Operations

Discontinued operations of approximately $2 million in 2009 primarily represent activity related to post-closing adjustments associated with the Company’s Appalachian Basin and Mid Atlantic Well Service, Inc. operations disposed of in 2008.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 3 – Unitholders’ Capital

Equity Distribution Agreement

On August 23, 2011, the Company entered into an equity distribution agreement, pursuant to which it may from time to time issue and sell units representing limited liability company interests having an aggregate offering price of up to $500 million.  In connection with entering into the agreement, the Company incurred expenses of approximately $423,000.  Sales of units, if any, will be made through a sales agent by means of ordinary brokers’ transactions, in block transactions, or as otherwise agreed with the agent.  The Company expects to use the net proceeds from any sale of the units for general corporate purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt.

In September 2011, the Company issued and sold 16,060 units representing limited liability company interests at an average unit price of $38.25 for proceeds of approximately $602,000 (net of approximately $12,000 in commissions).  In December 2011, the Company issued and sold 772,104 units representing limited liability company interests at an average unit price of $38.03 for proceeds of approximately $29 million (net of approximately $587,000 in commissions).  In connection with the issue and sale of these units, the Company incurred professional service expenses of approximately $139,000.  The Company used the net proceeds for general corporate purposes including the repayment of a portion of the indebtedness outstanding under its Credit Facility.  At December 31, 2011, units equaling approximately $470 million in aggregate offering price remained available to be issued and sold under the agreement.

Public Offering of Units

In March 2011, the Company sold 16,726,067 units representing limited liability company interests at $38.80 per unit ($37.248 per unit, net of underwriting discount) for net proceeds of approximately $623 million (after underwriting discount and offering expenses of approximately $26 million).  The Company used a portion of the net proceeds from the sale of these units to fund the March 2011 redemptions of a portion of the outstanding 2017 Senior Notes and 2018 Senior Notes and to fund the cash tender offers and related expenses for a portion of the remaining 2017 Senior Notes and 2018 Senior Notes (see Note 6).  The Company used the remaining net proceeds from the sale of units to finance a portion of the March 31, 2011, acquisition in the Williston Basin.

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

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Equity Distribution Agreement and Public Offering of Units – Subsequent Events

In January 2012, the Company, under its equity distribution agreement, issued and sold 1,539,651 units representing limited liability company interests at an average unit price of $38.02 for proceeds of approximately $57 million (net of approximately $1 million in commissions).  The Company used the net proceeds for general corporate purposes including the repayment of a portion of the indebtedness outstanding under its Credit Facility.  At January 31, 2012, units equaling approximately $411 million in aggregate offering price remained available to be issued and sold under the agreement.

In January 2012, the Company also completed a public offering of units in which it sold 19,550,000 units representing limited liability company interests at $35.95 per unit ($34.512 per unit, net of underwriting discount) for net proceeds of approximately $674 million (after underwriting discount and offering expenses of approximately $28 million).  The Company used the net proceeds from the sale of these units to repay a portion of the outstanding indebtedness under its Credit Facility.

Unit Repurchase Plan

In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases.  During the year ended December 31, 2011, 529,734 units were repurchased at an average unit price of $32.76 for a total cost of approximately $17 million.  During the year ended December 31, 2010, 486,700 units were repurchased at an average unit price of $23.79 for a total cost of approximately $12 million.  During the year ended December 31, 2009, 123,800 units were repurchased at an average unit price of $12.99 for a total cost of approximately $2 million.  All units were subsequently canceled.

At December 31, 2011, approximately $56 million was available for unit repurchase under the program.  The timing and amounts of any such repurchases will be at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements.  The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time.  Units are repurchased at fair market value on the date of repurchase.

Issuance and Cancellation of Units

During the years ended December 31, 2010, and December 31, 2009, the Company purchased 9,055 units and 63,031 units for approximately $300,000 and $1 million, respectively, in conjunction with units received by the Company for the payment of minimum withholding taxes due on units issued under its equity compensation plan (see Note 5).  All units were subsequently canceled.  The Company purchased no units during the year ended December 31, 2011.

Distributions

Under the Agreement, Company unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses.  Distributions paid by the Company are presented on the consolidated statements of unitholders’ capital.  On January 27, 2012, the Company’s Board of Directors declared a cash distribution of $0.69 per unit with respect to the fourth quarter of 2011.  The distribution, totaling approximately $138 million, was paid February 14, 2012, to unitholders of record as of the close of business February 7, 2012.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 4 – Business and Credit Concentrations

Cash

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured amounts.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on its cash.

Revenue and Trade Receivables

The Company has a concentration of customers who are engaged in oil and natural gas purchasing, transportation and/or refining within the U.S.  This concentration of customers may impact the Company’s overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions.  The Company’s customers consist primarily of major oil and natural gas purchasers and the Company generally does not require collateral since it has not experienced significant credit losses on such sales.  The Company routinely assesses the recoverability of all material trade and other receivables to determine collectibility (see Note 1).

For the year ended December 31, 2011, the Company’s three largest customers represented 13%, 10% and 10%, respectively, of the Company’s sales.  For the year ended December 31, 2010, the Company’s three largest customers represented 17%, 14% and 13%, respectively, of the Company’s sales.  For the year ended December 31, 2009, the Company’s three largest customers represented 22%, 18% and 15%, respectively, of the Company’s sales.

At December 31, 2011, trade accounts receivable from three customers represented approximately 12%, 10% and 10%, respectively, of the Company’s receivables.  At December 31, 2010, trade accounts receivable from three customers represented approximately 16%, 12% and 11%, respectively, of the Company’s receivables.

Note 5 – Unit-Based Compensation and Other Benefit Plans

Incentive Plan Summary

The Linn Energy, LLC Amended and Restated Long-Term Incentive Plan, as amended (the “Plan”), originally became effective in December 2005.  The Plan, which is administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), permits granting unit grants, unit options, restricted units, phantom units and unit appreciation rights to employees, consultants and nonemployee directors under the terms of the Plan.  The unit options and restricted units vest ratably over three years.  The contractual life of unit options is 10 years.  Unit awards were initially issued in conjunction with the Company’s IPO in January 2006.

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

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Phantom Units/Unit Appreciation Rights – These awards may be settled in units, cash or a combination thereof.  Such grants contain terms as determined by the Compensation Committee, including the period or terms over which phantom units vest.  If a grantee’s employment or service relationship terminates for any reason other than death, the grantee’s phantom units or unit appreciation rights will be automatically forfeited unless, and to the extent, the Compensation Committee or the terms of the award agreement provide otherwise.  While phantom units require no payment from the grantee, unit appreciation rights will have an exercise price that will not be less than the fair market value of the units on the date of grant.  At December 31, 2011, the Company had 36,784 phantom units issued and outstanding.  To date, the Company has not issued unit appreciation rights.

Securities Authorized for Issuance Under the Plan

As of December 31, 2011, approximately 1.4 million units were issuable under the Plan pursuant to outstanding award or other agreements, and 5.2 million additional units were reserved for future issuance under the Plan.

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

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

General and administrative expenses	$21,131	$13,450	$14,743
Lease operating expenses	1,112	342	346
Total unit-based compensation expenses	$22,243	$13,792	$15,089
Income tax benefit	$8,219	$5,096	$5,968

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restricted/Unrestricted Units

The fair value of unrestricted unit grants and restricted units issued is determined based on the fair market value of the Company units on the date of grant.  A summary of the status of the nonvested units as of December 31, 2011, is presented below:

	Number of Nonvested Units	Weighted Average Grant-Date Fair Value

Nonvested units at December 31, 2010	1,451,556	$21.16
Granted	1,110,502	$38.54
Vested	(651,760)	$20.22
Forfeited	(50,636)	$33.32
Nonvested units at December 31, 2011	1,859,662	$31.54

The weighted average grant-date fair value of unrestricted unit grants and restricted units granted was $25.89 and $16.11 during the years ended December 31, 2010, and December 31, 2009, respectively.

As of December 31, 2011, there was approximately $38 million of unrecognized compensation cost related to nonvested restricted units.  The cost is expected to be recognized over a weighted average period of approximately 1.5 years.  The total fair value of units that vested was approximately $13 million, $14 million and $11 million for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively.

In January 2012, the Company granted 913,663 restricted units as part of its annual review of its employees, including executives, compensation.

Changes in Unit Options and Unit Options Outstanding

The following provides information related to unit option activity for the year ended December 31, 2011:

	Number of Units Underlying Options	Weighted Average Exercise Price Per Unit	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life in Years

Outstanding at December 31, 2010	1,720,393	$22.48	$3.05	6.71
Exercised	(310,400)	$23.99	$3.83
Outstanding at December 31, 2011	1,409,993	$22.14	$2.87	5.83
Exercisable at December 31, 2011	1,282,526	$22.76	$3.11	5.70

No unit options were granted during the years ended December 31, 2011, or December 31, 2010.  The weighted average grant-date fair value of options granted was $0.55 during the year ended December 31, 2009.  The total intrinsic value of options exercised was approximately $5 million, $2 million and $124,000, during the years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively.  The Company received approximately $7 million from the exercise of options during the year ended December 31, 2011.

As of December 31, 2011, total unrecognized compensation cost related to nonvested unit options was approximately $4,000.  The cost is expected to be recognized over a weighted average period of approximately one month.  In addition, the exercisable unit options at December 31, 2011, have an aggregate intrinsic value of approximately $19 million and all outstanding unit options have an aggregate intrinsic value of approximately $22

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

million.  The total fair value of all options that vested during the years ended December 31, 2011, December 31, 2010, and December 31, 2009, was approximately $500,000, $1 million and $2 million, respectively.  No options expired during the years ended December 31, 2011, December 31, 2010, or December 31, 2009.

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

Expected volatilities used in the estimation of fair value have been determined using available volatility data for the Company as well as an average of volatility computations of other identified peer companies in the oil and natural gas industry.  Expected distributions are estimated based on the Company’s distribution rate at the date of grant.  Historical data of the Company and other identified peer companies is used to estimate expected term because, due to the limited period of time its equity units have been publicly traded, the Company does not have sufficient historical exercise data to compute a reasonable estimate.  Forfeitures are estimated using historical Company data and are revised, if necessary, in subsequent periods if actual forfeitures differ from estimates.  All employees granted awards have been determined to have similar behaviors for purposes of determining the expected term used to estimate fair value.  The risk-free rate for periods within the expected term of the unit option is based on the U.S. Treasury yield curve in effect at the time of grant.  The fair values of the 2009 unit option grants were based upon the following assumptions:

	2009

Expected volatility	30.59%
Expected distributions	15.80%	–	16.79%
Risk-free rate	1.24%	–	1.91%
Expected term	5 years

Although the fair value of unit option grants is determined in accordance with applicable accounting standards, using a Black-Scholes pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Nonemployee Grants

During the year ended December 31, 2007, the Company granted an aggregate 150,000 unit warrants to certain individuals in connection with an acquisition transition services agreement.  The unit warrants, all of which remain outstanding, have an exercise price of $25.50 per unit warrant, are fully exercisable at December 31, 2011, and expire 10 years from the date of issuance.

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan for eligible employees.  Company contributions to the 401(k) plan consisted of a discretionary matching contribution equal to 100% of the first 4% of eligible compensation contributed by the employee on a before-tax basis for the year ending December 31, 2009.  For the years ended December 31, 2011, and December 31, 2010, the Company contribution was equal to 100% of the first 6% of eligible employee compensation.  The Company contributed approximately $4 million, $3 million and $2 million during the years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively, to the 401(k) plan’s trustee account.  The 401(k) plan funds are held in a trustee account on behalf of the plan participants.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 6 – Debt

The following summarizes debt outstanding:

	December 31, 2011			December 31, 2010
	Carrying Value	Fair Value (1)	Interest Rate (2)	Carrying Value		Fair Value (1)		Interest Rate (2)
	(in millions, except percentages)

Credit facility	$940	$940	2.57%	$	―	$	―	―
11.75% senior notes due 2017	41	46	12.73%		250		288	12.73%
9.875% senior notes due 2018	14	16	10.25%		256		279	10.25%
6.50% senior notes, due 2019	750	742	6.62%		―		―	―
8.625% senior notes due 2020	1,300	1,406	9.00%		1,300		1,396	9.00%
7.75% senior notes due 2021	1,000	1,036	8.00%		1,000		1,021	8.00%
Less current maturities	―	―			―		―
	4,045	$4,186			2,806		$2,984
Unamortized discount	(51)				(63)
Total debt, net of discount	$3,994				$2,743

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

During 2011, in connection with amendments to its Credit Facility, the Company incurred financing fees and expenses of approximately $4 million, which will be amortized over the life of the Credit Facility.  Such amortized expenses are recorded in “interest expense, net of amounts capitalized” on the consolidated statements of operations.  At December 31, 2011, available borrowing capacity under the Credit Facility was $556 million, which includes a $4 million reduction in availability for outstanding letters of credit.

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

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Senior Notes Due 2019

On May 13, 2011, the Company issued $750 million in aggregate principal amount of 6.50% senior notes due 2019 (the “2019 Senior Notes”) at a price of 99.232%.  The 2019 Senior Notes were sold to a group of initial purchasers and then resold to qualified institutional buyers, each in transactions exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The Company received net proceeds of approximately $729 million (after deducting the initial purchasers’ discount and offering expenses).  The Company used a portion of the net proceeds to repay all of the outstanding indebtedness under its Credit Facility, fund or partially fund acquisitions and for general corporate purposes.  In connection with the 2019 Senior Notes, the Company incurred financing fees and expenses of approximately $15 million, which will be amortized over the life of the 2019 Senior Notes.  The discount on the 2019 Senior Notes, which totaled approximately $6 million, will also be amortized over the life of the 2019 Senior Notes.  Such amortized expenses are recorded in “interest expense, net of amounts capitalized” on the consolidated statements of operations.

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

The 2019 Indenture contains covenants substantially similar to those under the Company’s 2010 Issued Senior Notes and Original Senior Notes, as defined below, that, among other things, limit the Company’s ability to: (i) pay distributions, purchase or redeem the Company’s units or redeem its subordinated debt; (ii) make investments; (iii) incur or guarantee additional indebtedness or issue certain types of equity securities; (iv) create certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of the Company’s assets; (vii) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.  The Company is in compliance with all financial and other covenants of the 2019 Senior Notes.

In connection with the issuance and sale of the 2019 Senior Notes, the Company entered into a Registration Rights Agreement (“2019 Registration Rights Agreement”) with the initial purchasers.  Under the 2019 Registration Rights Agreement, the Company agreed to use reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to issue new notes having terms substantially identical to the 2019 Senior Notes in exchange for outstanding 2019 Senior Notes within 400 days after the notes were issued.  In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the 2019 Senior

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Notes.  If the Company fails to satisfy these obligations, the Company may be required to pay additional interest to holders of the 2019 Senior Notes under certain circumstances.

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

Senior Notes Due 2017 and Senior Notes Due 2018

The Company also has $41 million (originally $250 million) in aggregate principal amount of 11.75% senior notes due 2017 (the “2017 Senior Notes”) and $14 million (originally $256 million) in aggregate principal amount of 9.875% senior notes due 2018 (the “2018 Senior Notes” and together with the 2017 Senior Notes, the “Original Senior Notes”).  The indentures related to the Original Senior Notes originally contained redemption provisions and covenants that were substantially similar to those of the 2010 Issued Senior Notes; however, in connection with the tender offers described below, the indentures were amended and most of the covenants and certain default provisions were eliminated.

Redemptions of Original Senior Notes

In March 2011, in accordance with the provisions of the indentures related to the 2017 Senior Notes and the 2018 Senior Notes, the Company redeemed 35%, or $87 million and $90 million, respectively, of each of its original aggregate principal amount of the 2017 Senior Notes and 2018 Senior Notes.  After the redemptions, $163 million and $166 million, respectively, of the 2017 Senior Notes and 2018 Senior Notes remained outstanding.

Tender Offers for and Repurchase of Original Senior Notes

On February 28, 2011, the Company commenced cash tender offers (“Offers”) and related consent solicitations to purchase any and all of its outstanding 2017 Senior Notes and 2018 Senior Notes.  The Offers expired on March 25, 2011.  Holders who validly tendered 2017 Senior Notes and 2018 Senior Notes on or before March 14, 2011, received total consideration of $1,212.50 and $1,172.50, respectively, for each $1,000 principal amount of such notes accepted for purchase.  Total consideration included a consent payment of $30.00 per $1,000 principal amount of notes accepted for purchase.  Holders who validly tendered 2017 Senior Notes and 2018 Senior Notes after March 14, 2011, but before March 25, 2011, received $1,182.50 and $1,142.50, respectively, for each $1,000 principal amount of such notes accepted for purchase.

In March 2011, in connection with its Offers and related consent solicitations, the Company accepted and purchased: 1) $105 million of the aggregate principal amount of its outstanding 2017 Senior Notes (or 65% of the remaining outstanding principal amount of its 2017 Senior Notes), and 2) $126 million of the aggregate principal amount of its outstanding 2018 Senior Notes (or 76% of the remaining outstanding principal amount of its 2018 Senior Notes).

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

In June 2011, the Company repurchased an additional portion of its remaining outstanding 2017 Senior Notes and 2018 Senior Notes for approximately $17 million (or 29% of the remaining outstanding principal amount of its 2017 Senior Notes) and approximately $24 million (or 61% of the remaining outstanding principal amount of its 2018

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Senior Notes), respectively.  In December 2011, the Company also repurchased an additional portion of its remaining outstanding 2018 Senior Notes for approximately $2 million (or 9% of the remaining outstanding principal amount of its 2018 Senior Notes).  After giving effect to the tender offers and subsequent repurchases of the 2017 Senior Notes and the 2018 Senior Notes, aggregate principal amounts of $41 million and $14 million, respectively, remain outstanding at December 31, 2011.

In connection with the redemptions, cash tender offers and additional repurchases of a portion of the Original Senior Notes, the Company recorded a loss on extinguishment of debt of approximately $95 million for the year ended December 31, 2011.

Note 7 – Derivatives

Commodity Derivatives

The Company utilizes derivative instruments to minimize the variability in cash flow due to commodity price movements.  The Company has historically entered into derivative instruments such as swap contracts, put options and collars to economically hedge its forecasted oil, natural gas and NGL sales.  At December 31, 2011, the Company had no outstanding collars.  The Company did not designate any of these contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings.  See Note 8 for fair value disclosures about oil and natural gas commodity derivatives.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes open positions as of December 31, 2011, and represents, as of such date, derivatives in place through December 31, 2016, on annual production volumes:

	2012	2013	2014	2015	2016
Natural gas positions:
Fixed price swaps:
Hedged volume (MMMBtu)	56,730	64,367	73,456	82,490	2,745
Average price ($/MMBtu)	$5.85	$5.69	$5.69	$5.75	$5.00
Puts:
Hedged volume (MMMBtu)	38,357	37,340	30,660	32,850	—
Average price ($/MMBtu)	$5.83	$5.85	$5.00	$5.00	$—
Total:
Hedged volume (MMMBtu)	95,087	101,707	104,116	115,340	2,745
Average price ($/MMBtu)	$5.84	$5.75	$5.49	$5.54	$5.00

Oil positions:
Fixed price swaps: (1)
Hedged volume (MBbls)	8,171	9,033	9,034	9,581	—
Average price ($/Bbl)	$97.37	$98.05	$95.39	$98.25	$—
Puts:
Hedged volume (MBbls)	2,196	2,300	—	—	—
Average price ($/Bbl)	$100.00	$100.00	$—	$—	$—
Total:
Hedged volume (MBbls)	10,367	11,333	9,034	9,581	—
Average price ($/Bbl)	$97.93	$98.44	$95.39	$98.25	$—

Natural gas basis differential positions:
PEPL basis swaps: (2)
Hedged volume (MMMBtu)	37,735	38,854	42,194	42,194	—
Hedged differential ($/MMBtu)	$(0.89)	$(0.89)	$(0.39)	$(0.39)	$—

Oil timing differential positions:
Trade month roll swaps: (3)
Hedged volume (MBbls)	5,982	6,315	6,315	840	—
Hedged differential ($/Bbl)	$0.21	$0.21	$0.21	$0.17	$—

(1)
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

(2)
Settle on the Panhandle Eastern Pipeline (“PEPL”) spot price of natural gas to hedge basis differential associated with natural gas production in the Mid-Continent Deep and Mid-Continent Shallow regions.

(3)
The Company hedges the timing risk associated with the sales price of oil in the Mid-Continent Deep, Mid-Continent Shallow and Permian Basin regions.  In these regions, the Company generally sells oil for the delivery month at a sales price based on the average NYMEX price of light crude oil during that month, plus an adjustment calculated as a spread between the weighted average prices of the delivery month, the next month and the following month during the period when the delivery month is prompt (the “trade month roll”).

During the year ended December 31, 2011, the Company entered into commodity derivative contracts consisting of oil and natural gas swaps for certain years through 2016 and oil trade month roll swaps for October 2011 through December 2015.  In September 2011, the Company canceled its oil and natural gas swaps for the year 2016 and used the realized gains of approximately $27 million to increase prices on its existing oil and natural gas swaps for the year 2012.  Also, in September 2011, the Company paid premiums of approximately $33 million to increase prices

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

on its existing oil puts for the years 2012 and 2013.  In addition, during the fourth quarter of 2011, the Company paid premiums of approximately $52 million for put options and approximately $22 million to increase prices on its existing oil puts for 2012 and 2013, respectively.

Settled derivatives on natural gas production for the year ended December 31, 2011, included volumes of 64,457 MMMBtu at an average contract price of $8.24.  Settled derivatives on oil production for the year ended December 31, 2011, included volumes of 7,917 MBbls at an average contract price of $85.70.  Settled derivatives on natural gas production for the year ended December 31, 2010, included volumes of 57,160 MMMBtu at an average contract price of $8.66.  Settled derivatives on oil production for the year ended December 31, 2010, included volumes of 4,650 MBbls at an average contract price of $99.68.  The natural gas derivatives are settled based on the closing NYMEX future price of natural gas or the published PEPL spot price of natural gas on the settlement date, which occurs on the third day preceding the production month.  The oil derivatives are settled based on the month’s average daily NYMEX price of light crude oil and settlement occurs on the final day of the production month.

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

In April 2010, the Company restructured its interest rate swap portfolio in conjunction with the repayment of all of the outstanding indebtedness under its Credit Facility with net proceeds from the issuance of the 2020 Senior Notes (see Note 6).  In conjunction with the repayment of borrowings under its Credit Facility with proceeds from the issuance of 2020 Senior Notes, the Company canceled (before the contract settlement date) certain interest rate swap agreements for 2010 through 2013, resulting in realized losses of approximately $74 million.  In September 2010, the Company canceled (before the contract settlement date) all of its remaining interest rate swap agreements in conjunction with the repayment of all of the outstanding indebtedness under its Credit Facility with net proceeds from the issuance of 2021 Senior Notes (see Note 6).  The cancellation of the interest rate swap agreements in September 2010 resulted in a realized loss of approximately $50 million.  At December 31, 2011, and December 31, 2010, the Company had no outstanding interest rate swap agreements.

Balance Sheet Presentation

The Company’s commodity derivatives and, when applicable, its interest rate swap derivatives are presented on a net basis in “derivative instruments” on the consolidated balance sheets.  The following summarizes the fair value of derivatives outstanding on a gross basis:

	December 31,
	2011	2010
	(in thousands)
Assets:
Commodity derivatives	$880,175	$637,836

Liabilities:
Commodity derivatives	$320,835	$398,902

By using derivative instruments to economically hedge exposures to changes in commodity prices and interest rates, when applicable, the Company exposes itself to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk.  The Company’s counterparties are current participants or affiliates of participants in its Credit Facility or were participants or affiliates of participants in its

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Credit Facility at the time it originally entered into the derivatives.  The Credit Facility is secured by the Company’s oil and natural gas reserves; therefore, the Company is not required to post any collateral.  The Company does not receive collateral from its counterparties.  The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $880 million at December 31, 2011.  The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis.  In accordance with the Company’s standard practice, its commodity derivatives and, when applicable, its interest rate derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

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

The following presents the Company’s reported gains and losses on derivative instruments:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Realized gains (losses):
Commodity derivatives	$230,237	$307,587	$400,968
Interest rate swaps	—	(8,021)	(42,881)
Canceled derivatives	26,752	(123,865)	48,977
	$256,989	$175,701	$407,064
Unrealized gains (losses):
Commodity derivatives	$192,951	$(232,376)	$(591,379)
Interest rate swaps	—	63,978	16,588
	$192,951	$(168,398)	$(574,791)
Total gains (losses):
Commodity derivatives	$449,940	$75,211	$(141,374)
Interest rate swaps	—	(67,908)	(26,353)
	$449,940	$7,303	$(167,727)

During the year ended December 31, 2011, the Company canceled (before the contract settlement date) its oil and natural gas swaps for the year 2016 and used the realized gains of approximately $27 million to increase prices on its existing oil and natural gas swaps for the year 2012.  During the year ended December 31, 2010, the Company canceled (before the contract settlement date) all of its interest rate swap agreements resulting in realized losses of approximately $124 million.

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

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 8 – Fair Value Measurements on a Recurring Basis

The Company accounts for its commodity derivatives and, when applicable, its interest rate derivatives at fair value (see Note 7) on a recurring basis.  The Company uses certain pricing models to determine the fair value of its derivative financial instruments.  Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties.  Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets.  Assumed credit risk adjustments, based on published credit ratings, public bond yield spreads and credit default swap spreads, are applied to the Company’s commodity derivatives and, when applicable, its interest rate derivatives.

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

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements on a Recurring Basis December 31, 2011
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$880,175	$(303,272)	$576,903

Liabilities:
Commodity derivatives	$320,835	$(303,272)	$17,563

(1)	Represents counterparty netting under agreements governing such derivatives.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 9 – Other Property and Equipment

Other property and equipment consists of the following:

	December 31,
	2011	2010
	(in thousands)

Natural gas compression plant and pipeline	$129,863	$96,624
Buildings and leasehold improvements	16,158	10,874
Vehicles	13,653	10,127
Drilling and other equipment	3,645	1,827
Furniture and office equipment	29,972	17,529
Land	3,944	2,922
	197,235	139,903
Less accumulated depreciation	(48,024)	(35,151)
	$149,211	$104,752

Note 10 – Asset Retirement Obligations

Asset retirement obligations associated with retiring tangible long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable and are included in “other noncurrent liabilities” on the consolidated balance sheets.  Accretion expense is included in “depreciation, depletion and amortization” on the consolidated statements of operations.  The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount.  Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.0% for each of the years in the three-year period ended December 31, 2011); and (iv) a credit-adjusted risk-free interest rate (average of 7.5%, 8.6% and 9.6% for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively).

The following presents a reconciliation of the Company’s asset retirement obligations:

	December 31,
	2011	2010
	(in thousands)

Asset retirement obligations at beginning of year	$42,945	$33,135
Liabilities added from acquisitions	19,853	6,976
Liabilities added from drilling	1,277	309
Current year accretion expense	4,140	2,694
Settlements	(2,218)	(169)
Revision of estimates	5,145	―
Asset retirement obligations at end of year	$71,142	$42,945

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

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

estimate a possible loss, or range of possible loss, if any.  The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

On September 15, 2008, and October 3, 2008, Lehman Brothers Holdings Inc. (“Lehman Holdings”) and Lehman Brothers Commodity Services Inc. (“Lehman Commodity Services”), respectively, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York.  At December 31, 2011, and December 31, 2010, the Company had a net receivable of approximately $7 million from Lehman Commodity Services related to canceled derivative contracts, which is included in “other current assets” on the consolidated balance sheets.  The value of the receivable was estimated based on market expectations.  In March 2011, the Company, Lehman Holdings and Lehman Commodity Services entered into Termination Agreements under which the Company was granted general unsecured claims against Lehman Holdings and Lehman Commodity Services in the amount of $51 million each, provided that the aggregate value of the distributions to the Company on account of both such claims will not exceed $51 million (collectively, the “Company Claim”).  On December 6, 2011, a Chapter 11 Plan (“Plan”) was approved by the Bankruptcy Court.  Initial distributions under the Plan to creditors, including the Company, are expected to occur after January 31, 2012.  Based on the recovery estimates described in the approved disclosure statement relating to the Plan, the Company expects to ultimately receive a substantial portion of the Company Claim.

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

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for income (loss) from continuing operations:

	Income (Loss) (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands)
Year ended December 31, 2011:
Income from continuing operations:
Allocated to units	$438,439
Allocated to unvested restricted units	(4,739)
	$433,700
Income per unit:
Basic income per unit		172,004	$2.52
Dilutive effect of unit equivalents		725	(0.01)
Diluted income per unit		172,729	$2.51

Year ended December 31, 2010:
Loss from continuing operations:
Allocated to units	$(114,288)
Allocated to unvested restricted units	―
	$(114,288)
Loss per unit:
Basic loss per unit		142,535	$(0.80)
Dilutive effect of unit equivalents		―	―
Diluted loss per unit		142,535	$(0.80)

Year ended December 31, 2009:
Loss from continuing operations:
Allocated to units	$(295,841)
Allocated to unvested restricted units	—
	$(295,841)
Loss per unit:
Basic loss per unit		119,307	$(2.48)
Dilutive effect of unit equivalents		—	—
Diluted loss per unit		119,307	$(2.48)

There were no anti-dilutive unit equivalents for the year ended December 31, 2011.  Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to approximately 2 million unit options and warrants for each of the years ended December 31, 2010, and December 31, 2009.  All equivalent units were anti-dilutive for the years ended December 31, 2010, and December 31, 2009, respectively.

Note 13 – Operating Leases

The Company leases office space and other property and equipment under lease agreements expiring on various dates through 2019.  The Company recognized expense under operating leases of approximately $5 million, $5 million, and $4 million, for the years ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2011, future minimum lease payments were as follows (in thousands):

2012	$5,652
2013	4,769
2014	4,598
2015	4,455
2016	2,950
Thereafter	9,053
$31,477

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

The Company’s taxable income or loss, which may vary substantially from the net income or net loss reported in the consolidated statements of operations, is includable in the federal and state income tax returns of each unitholder.  The aggregate difference in the basis of net assets for financial and tax reporting purposes cannot be readily determined as the Company does not have access to information about each unitholder’s tax attributes.

Certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes.  Income tax benefit (expense) from continuing operations consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current taxes:
Federal	$(4,551)	$(65)	$(1,063)
State	(605)	(1,088)	(678)
Deferred taxes:
Federal	1,148	(2,862)	5,307
State	(1,458)	(226)	655
	$(5,466)	$(4,241)	$4,221

As of December 31, 2011, the Company’s taxable entities had approximately $8 million of net operating loss carryforwards for federal income tax purposes which will begin expiring in 2031.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income tax benefit (expense) differed from amounts computed by applying the federal income tax rate of 35% to pre-tax income (loss) from continuing operations as a result of the following:

	Year Ended December 31,
	2011	2010	2009

Federal statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	0.5	(1.2)	—
Loss excluded from nontaxable entities	(34.4)	(37.5)	(34.3)
Other items	0.1	(0.1)	0.7
Effective rate	1.2%	(3.8)%	1.4%

Significant components of the deferred tax assets and liabilities were as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$159	$717
Unit-based compensation	9,146	6,234
Other	3,606	3,513
Valuation allowance	―	(217)
Total deferred tax assets	12,911	10,247

Deferred tax liabilities:
Other accruals	―	(2,755)
Property and equipment principally due to differences in depreciation	(8,226)	(4,323)
Other	(1,646)	179
Total deferred tax liabilities	(9,872)	(6,899)
Net deferred tax assets	$3,039	$3,348

Net deferred tax assets and liabilities were classified in the consolidated balance sheets as follows:

	December 31,
	2011	2010
	(in thousands)

Deferred tax assets	$8,279	$5,265
Deferred tax liabilities	(589)	(3,105)
Other current assets	$7,690	$2,160

Deferred tax assets	$4,632	$4,982
Deferred tax liabilities	(9,283)	(3,794)
Other noncurrent assets (liabilities)	$(4,651)	$1,188

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  At December 31, 2011, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.  The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In accordance with the applicable accounting standard, the Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority.  In evaluating its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy in identifying uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules, and the significance of each position.  It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.  The Company had no material uncertain tax positions at December 31, 2011, and December 31, 2010.

Note 15 – Supplemental Disclosures to the Consolidated Balance Sheets and Consolidated Statements of Cash Flows

“Other accrued liabilities” reported on the consolidated balance sheets include the following:

	December 31,
	2011	2010
	(in thousands)

Accrued compensation	$19,581	$18,931
Accrued interest	55,170	62,999
Other	1,147	509
	$75,898	$82,439

Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Cash payments for interest, net of amounts capitalized	$247,217	$128,807	$73,861

Cash payments for income taxes	$487	$1,797	$1,282

Noncash investing activities:
In connection with the acquisition of oil and natural gas properties, liabilities were assumed as follow:
Fair value of assets acquired	$1,523,466	$1,375,010	$117,717
Cash paid	(1,500,193)	(1,351,033)	(115,285)
Receivable from seller	3,557	9,976	636
Payables to sellers	(4,847)	―	―
Liabilities assumed	$21,983	$33,953	$3,068

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.  Restricted cash of approximately $4 million and $3 million is included in “other noncurrent assets” on the consolidated balance sheets at December 31, 2011, and December 31, 2010, respectively, and represents cash deposited by the Company into a separate account and designated for asset retirement obligations in accordance with contractual agreements.

The Company manages its working capital and cash requirements to borrow only as needed from its Credit Facility.  At December 31, 2011, approximately $54 million was included in “accounts payable and accrued expenses” on the consolidated balance sheet which represents reclassified net outstanding checks.  There was no such balance at December 31, 2010.  The Company presents these net outstanding checks as cash flows from financing activities on the consolidated statements of cash flows.

LINN ENERGY, LLC
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited)

The following discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements,” which are included in this Annual Report on Form 10-K in Item 8. “Financial Statements and Supplementary Data.”  The Company’s Appalachian Basin and Mid Atlantic operations are classified as discontinued operations on the consolidated statements of operations for the period ended December 31, 2009 (see Note 2).  Where applicable, the following supplemental oil and natural gas data present continuing operations separately from discontinued operations.

Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development Activities

Costs incurred in oil and natural gas property acquisition, exploration and development, whether capitalized or expensed, are presented below:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Property acquisition costs: (1)
Proved	$1,328,328	$1,290,826	$115,929
Unproved	188,409	65,604	947
Exploration costs	80	74	337
Development costs	639,395	244,834	140,521
Asset retirement costs	2,427	748	371
Total costs incurred	$2,158,639	$1,602,086	$258,105

(1)	See Note 2 for details about the Company’s acquisitions.

Oil and Natural Gas Capitalized Costs

Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	December 31,
	2011	2010
	(in thousands)
Proved properties:
Leasehold acquisition	$6,040,239	$4,695,704
Development	1,484,486	840,175
Unproved properties	310,925	128,624
	7,835,650	5,664,503
Less accumulated depletion and amortization	(1,033,617)	(719,035)
	$6,802,033	$4,945,468

LINN ENERGY, LLC
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

Results of Oil and Natural Gas Producing Activities

The results of operations for oil, natural gas and NGL producing activities (excluding corporate overhead and interest costs) are presented below:

	Year Ended December 31,
	2011		2010		2009
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquid sales		$1,162,037		$690,054	$408,219
Gains (losses) on oil and natural gas derivatives		449,940		75,211	(141,374)
		1,611,977		765,265	266,845
Production costs:
Lease operating expenses		232,619		158,382	132,647
Transportation expenses		28,358		19,594	18,202
Severance and ad valorem taxes		78,458		45,114	28,687
		339,435		223,090	179,536
Other costs:
Exploration costs		2,390		5,168	7,169
Depletion and amortization		320,096		226,552	191,314
Impairment of long-lived assets		―		38,600	―
Texas margin tax expense		1,599		657	490
Gains on sale of assets and other, net		(1,001)		―	(25,710)
		323,084		270,977	173,263
Results of continuing operations		$949,458		$271,198	$(85,954)
Results of discontinued operations	$	―	$	―	$(238)

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

LINN ENERGY, LLC
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

Proved Oil, Natural Gas and NGL Reserves

The proved reserves of oil, natural gas and NGL of the Company have been prepared by the independent engineering firm, DeGolyer and MacNaughton.  In accordance with SEC regulations, reserves at December 31, 2011, December 31, 2010, and December 31, 2009, were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.  An analysis of the change in estimated quantities of oil, natural gas and NGL reserves, all of which are located within the U.S., is shown below:

	Year Ended December 31, 2011
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
Proved developed and undeveloped reserves:
Beginning of year	1,233	156.4	70.9	2,597
Revisions of previous estimates	(71)	(9.2)	0.9	(121)
Purchase of minerals in place	337	39.3	1.0	579
Extensions, discoveries and other additions	240	10.3	24.6	450
Production	(64)	(7.8)	(3.9)	(135)
End of year	1,675	189.0	93.5	3,370
Proved developed reserves:
Beginning of year	805	103.0	39.9	1,662
End of year	998	124.8	47.8	2,034
Proved undeveloped reserves:
Beginning of year	428	53.4	31.0	935
End of year	677	64.2	45.7	1,336

	Year Ended December 31, 2010
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
Proved developed and undeveloped reserves:
Beginning of year	774	102.1	54.2	1,712
Revisions of previous estimates	22	3.9	5.2	77
Purchase of minerals in place	369	49.1	1.2	671
Extensions, discoveries and other additions	118	6.1	13.3	234
Production	(50)	(4.8)	(3.0)	(97)
End of year	1,233	156.4	70.9	2,597
Proved developed reserves:
Beginning of year	549	77.9	33.9	1,220
End of year	805	103.0	39.9	1,662
Proved undeveloped reserves:
Beginning of year	225	24.2	20.3	492
End of year	428	53.4	31.0	935

LINN ENERGY, LLC
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

	Year Ended December 31, 2009
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
Proved developed and undeveloped reserves:
Beginning of year	851	84.1	50.7	1,660
Revisions of previous estimates	(69)	10.9	4.0	20
Purchase of minerals in place	7	8.8	0.4	62
Extensions, discoveries and other additions	31	1.6	1.5	50
Production	(46)	(3.3)	(2.4)	(80)
End of year	774	102.1	54.2	1,712
Proved developed reserves:
Beginning of year	585	61.9	29.6	1,134
End of year	549	77.9	33.9	1,220
Proved undeveloped reserves:
Beginning of year	266	22.2	21.1	526
End of year	225	24.2	20.3	492

The tables above include changes in estimated quantities of oil and NGL reserves shown in Mcf equivalents at a rate of one barrel per six Mcf.

Proved reserves increased by approximately 773 Bcfe to approximately 3,370 Bcfe for the year ended December 31, 2011, from 2,597 Bcfe for the year ended December 31, 2010.  The year ended December 31, 2011, includes 121 Bcfe in negative revisions of previous estimates, due primarily to 153 Bcfe in negative revisions due to asset performance.  These negative revisions were partially offset by 32 Bcfe in positive revisions primarily due to higher oil prices.  Twelve acquisitions during the year ended December 31, 2011, increased proved reserves by approximately 579 Bcfe.  In addition, extensions and discoveries, primarily from 292 productive wells drilled during the year, contributed approximately 450 Bcfe to the increase in proved reserves.

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

Proved reserves increased by approximately 52 Bcfe to approximately 1,712 Bcfe for the year ended December 31, 2009.  The year ended December 31, 2009, includes 20 Bcfe in positive revisions of previous estimates, due primarily to higher asset performance, which contributed approximately 39 Bcfe, most significantly related to well reactivations and waterflood optimization work in the Mid-Continent Shallow region.  These positive revisions were partially offset by 19 Bcfe in negative revisions primarily due to decreases in natural gas prices.  Two acquisitions during the year ended December 31, 2009, increased proved reserves by approximately 62 Bcfe.  In addition, extensions and discoveries, primarily from 72 productive wells drilled during the year, contributed approximately 50 Bcfe to the increase in proved reserves.

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

LINN ENERGY, LLC
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

liability companies are subject to state income taxes in Texas and Michigan; however, these amounts are not material (see Note 14).

	December 31,
	2011	2010	2009
	(in thousands)

Future estimated revenues	$29,319,369	$20,160,275	$10,093,876
Future estimated production costs	(9,464,319)	(6,825,147)	(4,200,091)
Future estimated development costs	(2,848,497)	(1,733,929)	(816,577)
Future net cash flows	17,006,553	11,601,199	5,077,208
10% annual discount for estimated timing of cash flows	(10,391,693)	(7,377,667)	(3,353,926)
Standardized measure of discounted future net cash flows	$6,614,860	$4,223,532	$1,723,282

Representative NYMEX prices: (1)
Natural gas (MMBtu)	$4.12	$4.38	$3.87
Oil (Bbl)	$95.84	$79.29	$61.05

(1)
In accordance with SEC regulations, reserves at December 31, 2011, December 31, 2010, and December 31, 2009, were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions.  The price used to estimate reserves is held constant over the life of the reserves.

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Sales and transfers of oil, natural gas and NGL produced during the period	$(822,602)	$(466,964)	$(228,683)
Changes in estimated future development costs	27,236	(56,001)	54,141
Net change in sales and transfer prices and production costs related to future production	784,308	886,438	254,036
Purchase of minerals in place	1,452,169	1,277,134	128,779
Extensions, discoveries, and improved recovery	552,704	329,642	25,888
Previously estimated development costs incurred during the period	306,827	42,947	52,699
Net change due to revisions in quantity estimates	(292,343)	164,999	23,672
Accretion of discount	422,353	172,328	142,437
Changes in production rates and other	(39,324)	149,727	(154,054)
Change – continuing operations	$2,391,328	$2,500,250	$298,915

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

Quarterly Financial Data

	Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per unit amounts)
2011:
Oil, natural gas and natural gas liquid sales	$240,707	$302,390	$292,482	$326,458
Gains (losses) on oil and natural gas derivatives	$(369,476)	$205,515	$824,240	$(210,339)
Total revenues and other	$(126,473)	$510,571	$1,119,483	$118,873
Total expenses (1)	$165,625	$195,672	$211,254	$240,353
Losses on sale of assets and other, net	$614	$977	$279	$1,646

Net income (loss)	$(446,682)	$237,109	$837,627	$(189,615)

Net income (loss) per unit:
Basic	$(2.75)	$1.34	$4.74	$(1.09)
Diluted	$(2.75)	$1.33	$4.72	$(1.09)

(1)
Includes the following expenses: lease operating, transportation, marketing, general and administrative, exploration, bad debt, depreciation, depletion and amortization and taxes, other than income taxes.

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

(1)
Includes the following expenses: lease operating, transportation, marketing, general and administrative, exploration, bad debt, depreciation, depletion and amortization, impairment of long-lived assets and taxes, other than income taxes.

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

The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2011 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part III

Item 10.     Directors, Executive Officers and Corporate Governance

A list of the Company’s executive officers and biographical information appears in Part I in this Annual Report on Form 10-K under the caption “Executive Officers of the Company.”  Information about Company Directors may be found under the caption “Election of Directors” of the Proxy Statement for the Annual Meeting of Unitholders to be held on April 24, 2012 (the “2012 Proxy Statement”).  That information is incorporated herein by reference.

The information in the 2012 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

The information required by this item regarding audit committee related matters, codes of ethics and committee charters is incorporated by reference from the 2012 Proxy Statement under the caption “Corporate Governance.”

Item 11.     Executive Compensation

Information required by this item is incorporated herein by reference to the 2012 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder  Matters

Information required by this item is incorporated herein by reference to the 2012 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following summarizes information regarding the number of units that are available for issuance under all of the Company’s equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Unit Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Unit Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,409,993	$22.14	5,175,446
Equity compensation plans not approved by security holders	—	—	—
	1,409,993	$22.14	5,175,446

Item 13.     Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated herein by reference to the 2012 Proxy Statement.

Item 14.     Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to the 2012 Proxy Statement.

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

LINN ENERGY, LLC

Date: February 23, 2012	By:	/s/ Mark E. Ellis
Mark E. Ellis
Chairman, President and Chief Executive Officer

Date: February 23, 2012	By:	/s/ David B. Rottino
David B. Rottino
Senior Vice President of Finance, Business Development and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Ellis	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2012
Mark E. Ellis

/s/ Kolja Rockov	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2012
Kolja Rockov

/s/ David B. Rottino	Senior Vice President of Finance, Business Development and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2012
David B. Rottino

/s/ Michael C. Linn	Founder and Director	February 23, 2012
Michael C. Linn

/s/ George A. Alcorn	Independent Director	February 23, 2012
George A. Alcorn

/s/ Terrence S. Jacobs	Independent Director	February 23, 2012
Terrence S. Jacobs

/s/ Joseph P. McCoy	Independent Director	February 23, 2012
Joseph P. McCoy

/s/ Jeffrey C. Swoveland	Independent Director	February 23, 2012
Jeffrey C. Swoveland

INDEX TO EXHIBITS

Exhibit Number			Description
2	.1*	—	Purchase and Sale Agreement, dated November 3, 2011, between Linn Energy Holdings, LLC, as purchaser, and Plains Exploration & Production Company, as seller
3.1		—
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

4.10		—
Second Supplemental Indenture, dated as of March 16, 2011, to the Indenture, dated as of May 18, 2009, by and among Linn Energy LLC, Linn Energy Finance Corp., the Guarantors party thereto and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed on March 22, 2011)

INDEX TO EXHIBITS - Continued

Exhibit Number			Description
4.11		—
Second Supplemental Indenture, dated as of March 16, 2011, to the Indenture dated as of June 27, 2008, by and among Linn Energy LLC, Linn Energy Finance Corp., the Guarantors party thereto and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed on March 22, 2011)

4.12		—
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

10	.4**	—
Form of Executive Unit Option Agreement pursuant to the Linn Energy, LLC Amended and Restated Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

10	.5**	—
Form of Executive Restricted Unit Agreement pursuant to the Linn Energy, LLC Amended and Restated Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

10	.6**	—
Form of Phantom Unit Grant Agreement for Independent Directors pursuant to the Linn Energy, LLC Amended and Restated Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 9, 2006)

10	.7**	—
Form of Director Restricted Unit Grant Agreement pursuant to the Linn Energy, LLC Amended and Restated Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

10	.8**	—
Retirement Agreement, dated as of November 29, 2011, by and among Linn Operating, Inc., Linn Energy, LLC and Michael C. Linn (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 1, 2011)

10	.9**	—
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

10	.12**	—
Amended and Restated Employment Agreement, dated effective December 17, 2008, between Linn Operating, Inc. and Charlene A. Ripley (incorporated herein by reference to Exhibit 10.10 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

INDEX TO EXHIBITS - Continued

Exhibit Number			Description
10	.13**	—
Amended and Restated Employment Agreement, dated effective December 17, 2008, between Linn Operating, Inc. and Arden L. Walker, Jr. (incorporated herein by reference to Exhibit 10.11 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

10	.14**	—
Amendment No. 1, dated April 26, 2011, to First Amended and Restated Employment Agreement, dated December 17, 2008, between Linn Operating, Inc. and Arden L. Walker, Jr. (incorporated herein by reference to Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on April 28, 2011)

10	.15**	—
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

10	.24**	—
Indemnity Agreement, dated as of February 4, 2009, between Linn Energy, LLC and David B. Rottino (incorporated herein by reference to Exhibit 10.23 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

10	.25**	—
Indemnity Agreement, dated as of February 4, 2009, between Linn Energy, LLC and Arden L. Walker, Jr. (incorporated herein by reference to Exhibit 10.24 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

10.26		—
Fifth Amended and Restated Credit Agreement dated as of May 2, 2011, among Linn Energy, LLC as Borrower, BNP Paribas, as Administrative Agent, and the Lenders and agents Party thereto  (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on July 28, 2011)

10.27		—
Fifth Amended and Restated Guaranty and Pledge Agreement, dated as of May 2, 2011, made by Linn Energy, LLC and each of the other Obligors in favor of BNP Paribas, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on July 28, 2011)

10.28		—	Linn Energy, LLC Change of Control Protection Plan, dated as of April 25, 2009, (incorporated herein by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 7, 2009)

INDEX TO EXHIBITS - Continued

Exhibit Number			Description
21	.1*	—	Significant Subsidiaries of Linn Energy, LLC
23	.1*	—	Consent of KPMG LLP
23	.2*	—	Consent of DeGolyer and MacNaughton
31	.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
31	.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
32	.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
32	.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
99	.1*	—	2011 Report of DeGolyer and MacNaughton
101	.INS†	—	XBRL Instance Document
101	.SCH†	—	XBRL Taxonomy Extension Schema Document
101	.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

†	Furnished herewith.