Form 10-Q
period 2013-03-31
LINN ENERGY, LLC
filed 2013-04-25
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2013, there were 235,073,968 units outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
LINN ENERGY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,034	$1,243
Accounts receivable – trade, net	320,609	371,333
Derivative instruments	186,716	350,695
Assets held for sale	218,849	—
Other current assets	67,273	88,157
Total current assets	799,481	811,428

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	11,546,100	11,611,330
Less accumulated depletion and amortization	(2,174,273)	(2,025,656)
	9,371,827	9,585,674

Other property and equipment	499,727	469,188
Less accumulated depreciation	(82,332)	(73,721)
	417,395	395,467

Derivative instruments	507,620	530,216
Other noncurrent assets	123,502	128,453
	631,122	658,669
Total noncurrent assets	10,420,344	10,639,810
Total assets	$11,219,825	$11,451,238

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$662,687	$707,861
Derivative instruments	9,120	26
Other accrued liabilities	145,047	115,245
Total current liabilities	816,854	823,132

Noncurrent liabilities:
Credit facility	1,335,000	1,180,000
Senior notes, net	4,858,991	4,857,817
Derivative instruments	2,609	4,114
Other noncurrent liabilities	160,935	158,995
Total noncurrent liabilities	6,357,535	6,200,926

Commitments and contingencies (Note 10)

Unitholders’ capital:
235,073,968 units and 234,513,243 units issued and outstanding at March 31, 2013, and December 31, 2012, respectively	3,976,381	4,136,240
Accumulated income	69,055	290,940
	4,045,436	4,427,180
Total liabilities and unitholders’ capital	$11,219,825	$11,451,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$462,732	$348,895
Gains (losses) on oil and natural gas derivatives	(108,370)	2,031
Marketing revenues	9,852	1,290
Other revenues	4,846	1,874
	369,060	354,090
Expenses:
Lease operating expenses	88,721	71,636
Transportation expenses	27,183	10,562
Marketing expenses	7,374	692
General and administrative expenses	58,566	43,321
Exploration costs	2,226	410
Depreciation, depletion and amortization	197,441	117,276
Impairment of long-lived assets	57,053	—
Taxes, other than income taxes	39,671	25,195
Losses on sale of assets and other, net	3,172	1,494
	481,407	270,586
Other income and (expenses):
Interest expense, net of amounts capitalized	(100,359)	(77,519)
Other, net	(1,643)	(3,269)
	(102,002)	(80,788)
Income (loss) before income taxes	(214,349)	2,716
Income tax expense	7,536	8,918
Net loss	$(221,885)	$(6,202)

Net loss per unit:
Basic	$(0.96)	$(0.04)
Diluted	$(0.96)	$(0.04)
Weighted average units outstanding:
Basic	233,176	193,256
Diluted	233,176	193,256

Distributions declared per unit	$0.725	$0.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ CAPITAL
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Income	Total Unitholders’ Capital
	(in thousands)

December 31, 2012	234,513	$4,136,240	$290,940	$4,427,180
Issuance of units	561	(167)	—	(167)
Distributions to unitholders		(170,954)	—	(170,954)
Unit-based compensation expenses		11,262	—	11,262
Net loss		—	(221,885)	(221,885)
March 31, 2013	235,074	$3,976,381	$69,055	$4,045,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash flow from operating activities:
Net loss	$(221,885)	$(6,202)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	197,441	117,276
Impairment of long-lived assets	57,053	—
Unit-based compensation expenses	11,262	8,171
Amortization and write-off of deferred financing fees	5,412	7,037
(Gains) losses on sale of assets and other, net	15,306	(296)
Deferred income tax	7,503	6,253
Mark-to-market on derivatives:
Total (gains) losses	108,370	(2,031)
Cash settlements	85,794	58,517
Premiums paid for derivatives	—	(177,541)
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	55,544	15,606
Increase in other assets	(1,327)	(4,336)
Decrease in accounts payable and accrued expenses	(13,609)	(5,237)
Increase in other liabilities	27,730	18,296
Net cash provided by operating activities	334,594	35,513

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	(15,128)	(1,230,304)
Development of oil and natural gas properties	(235,804)	(220,571)
Purchases of other property and equipment	(25,843)	(9,895)
Proceeds from sale of properties and equipment and other	(2,224)	215
Net cash used in investing activities	(278,999)	(1,460,555)

Cash flow from financing activities:
Proceeds from sale of units	—	761,362
Proceeds from borrowings	300,000	2,634,802
Repayments of debt	(145,000)	(1,700,000)
Distributions to unitholders	(170,954)	(137,590)
Financing fees, offering expenses and other, net	(34,850)	(113,049)
Excess tax benefit from unit-based compensation	—	2,587
Net cash provided by (used in) financing activities	(50,804)	1,448,112

Net increase in cash and cash equivalents	4,791	23,070
Cash and cash equivalents:
Beginning	1,243	1,114
Ending	$6,034	$24,184
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
Principles of Consolidation and Reporting
The condensed consolidated financial statements at March 31, 2013, and for the three months ended March 31, 2013, and March 31, 2012, are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation. Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method. The Company’s other investment is accounted for at cost.
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
Recently Issued Accounting Standards
In December 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The ASU requires disclosure of both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The ASU is to be applied retrospectively and is effective for periods beginning on or after January 1, 2013. The Company adopted the ASU effective January 1, 2013. The

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

adoption of the requirements of the ASU, which expanded disclosures, had no effect on the Company’s financial position or results of operations.
Note 2 – Acquisitions, Joint-Venture Funding and Divestiture
For the three months ended March 31, 2013, the Company paid approximately $15 million towards the future funding commitment related to the joint-venture agreement it entered into with an affiliate of Anadarko Petroleum Corporation in April 2012. From inception of the agreement through March 31, 2013, the Company has funded approximately $217 million towards the total commitment of $400 million.
Acquisition – Pending
On February 20, 2013, LinnCo, LLC (“LinnCo”), an affiliate of LINN Energy, and Berry Petroleum Company (“Berry”) entered into a definitive merger agreement under which LinnCo would acquire all of the outstanding common shares of Berry. Under the terms of the agreement, Berry’s shareholders will receive 1.25 LinnCo common shares for each Berry common share they own. This transaction, which is expected to be a tax-free exchange to Berry’s shareholders, represents value of $46.2375 per common share, based on the closing price of LinnCo common shares on February 20, 2013, the last trading day before the public announcement.
The transaction has a preliminary value of approximately $4.4 billion, including the assumption of debt, and is expected to close by July 1, 2013, subject to approvals by Berry and LinnCo shareholders, LINN Energy unitholders and regulatory agencies. In connection with the proposed transaction described above, LinnCo will contribute Berry to LINN Energy in exchange for newly issued LINN Energy units, after which Berry will be an indirect wholly owned subsidiary of LINN Energy.
Acquisitions – 2012
On March 30, 2012, the Company completed the acquisition of certain oil and natural gas properties and the Jayhawk natural gas processing plant located in the Hugoton Basin in Kansas from BP America Production Company (“BP”). The results of operations of these properties have been included in the condensed consolidated financial statements since the acquisition date. The Company paid approximately $1.16 billion in total consideration for these properties. The transaction was financed primarily with proceeds from the March 2012 debt offering (see Note 6).
Divestiture – Pending
On April 3, 2013, the Company entered into, through one of its wholly owned subsidiaries, a definitive asset purchase and sale agreement, together with the Company’s partners, Panther Energy, LLC and Red Willow Mid-Continent, LLC, to sell its interests in certain oil and natural gas properties located in the Mid-Continent region (“Panther Properties”) to Midstates Petroleum Company, Inc. The sale price for the Company’s portion of its interests in the properties is approximately $220 million, subject to closing adjustments. The sale is anticipated to close on or about June 1, 2013, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied. The Company plans to use the net proceeds from the sale to repay borrowings under its Credit Facility, as defined in Note 6.
At March 31, 2013, the Panther Properties were classified as “assets held for sale” on the Company’s condensed consolidated balance sheet. Assets held for sale were recorded at the lesser of the carrying value or the fair value less costs to sell, which resulted in a write down of the carrying value of approximately $57 million for the three months ended March 31, 2013. The carrying value of the assets held for sale was reduced to fair value, estimated using Level 2 inputs consisting of the mutually agreed upon selling price the Company expects to receive upon the sale of these properties. The charge is included in “impairment of long-lived assets” on the condensed consolidated statement of operations.
Note 3 – Unitholders’ Capital
Public Offering of Units
In January 2012, the Company sold 19,550,000 units representing limited liability company interests at $35.95 per unit ($34.512 per unit, net of underwriting discount) for net proceeds of approximately $674 million (after underwriting discount

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

and offering expenses of approximately $28 million). The Company used the net proceeds from the sale of these units to repay a portion of the outstanding indebtedness under its Credit Facility.
Equity Distribution Agreement
The Company has an equity distribution agreement pursuant to which it may from time to time issue and sell units representing limited liability company interests having an aggregate offering price of up to $500 million. Sales of units, if any, will be made through a sales agent by means of ordinary brokers’ transactions, in block transactions, or as otherwise agreed with the agent. The Company expects to use the net proceeds from any sale of the units for general corporate purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt.
In January 2012, the Company, under its equity distribution agreement, issued and sold 1,539,651 units representing limited liability company interests at an average unit price of $38.02 for proceeds of approximately $57 million (net of approximately $2 million in commissions and professional service expenses). The Company used the net proceeds for general corporate purposes, including the repayment of a portion of the indebtedness outstanding under its Credit Facility. At March 31, 2013, units equaling approximately $411 million in aggregate offering price remained available to be issued and sold under the agreement.
Distributions
Under the Company’s limited liability company agreement, the Company’s unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses. Distributions paid by the Company are presented on the condensed consolidated statement of unitholders’ capital and the condensed consolidated statements of cash flows. On April 23, 2013, the Company’s Board of Directors declared a cash distribution of $0.725 per unit with respect to the first quarter of 2013. The distribution, totaling approximately $171 million, will be paid on May 15, 2013, to unitholders of record as of the close of business on May 8, 2013.
Note 4 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	March 31, 2013	December 31, 2012
	(in thousands)
Proved properties:
Leasehold acquisition	$8,464,014	$8,603,888
Development	2,707,884	2,553,127
Unproved properties	374,202	454,315
	11,546,100	11,611,330
Less accumulated depletion and amortization	(2,174,273)	(2,025,656)
	$9,371,827	$9,585,674

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 5 – Unit-Based Compensation
During the three months ended March 31, 2013, the Company granted 612,240 restricted units and 105,530 phantom units to employees, primarily as part of its annual review of its nonexecutive employees’ compensation, with an aggregate fair value of approximately $27 million. The restricted units and phantom units vest over three years. A summary of unit-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

General and administrative expenses	$9,865	$7,622
Lease operating expenses	1,397	549
Total unit-based compensation expenses	$11,262	$8,171
Income tax benefit	$4,161	$3,019
Note 6 – Debt
The following summarizes debt outstanding:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in millions, except percentages)

Credit facility (2)	$1,335	$1,335	$1,180	$1,180
11.75% senior notes due 2017	41	44	41	44
9.875% senior notes due 2018	14	15	14	15
6.50% senior notes due May 2019	750	782	750	755
6.25% senior notes due November 2019	1,800	1,834	1,800	1,802
8.625% senior notes due 2020	1,300	1,433	1,300	1,414
7.75% senior notes due 2021	1,000	1,069	1,000	1,061
Less current maturities	—	—	—	—
	6,240	$6,512	6,085	$6,271
Unamortized discount	(46)		(47)
Total debt, net of discount	$6,194		$6,038

(1)
The carrying value of the Credit Facility is estimated to be substantially the same as its fair value. Fair values of the senior notes were estimated based on prices quoted from third-party financial institutions.

(2)	Variable interest rates of 1.96% and 1.97% at March 31, 2013, and December 31, 2012, respectively.
Credit Facility
The Company’s Fifth Amended and Restated Credit Agreement (“Credit Facility”) provides for a revolving credit facility up to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount. At March 31, 2013, the Credit Facility had a borrowing base of $4.5 billion with a maximum commitment amount of $3.0 billion.  The maturity date is April 2017. At March 31, 2013, the borrowing capacity under the Credit Facility was approximately $1.7 billion, which includes a $5 million reduction in availability for outstanding letters of credit.
On April 24, 2013, the Company entered into a new Amended and Restated Credit Agreement increasing the maximum commitment amount from $3.0 billion to $4.0 billion and extending the maturity date from April 2017 to April 2018. The borrowing base remains unchanged at $4.5 billion and does not include any assets to be acquired in the pending transaction

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

with Berry. The amended and restated agreement is substantially similar to the previous Credit Facility with revisions to permit the transactions related to the acquisition of Berry and to designate Berry as an unrestricted subsidiary under the agreement. When considering the increased maximum commitment amount, borrowing capacity was approximately $2.7 billion at March 31, 2013, not including any proceeds to be received from the pending Panther sale.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
In connection with the issuance and sale of the November 2019 Senior Notes, the Company entered into a Registration Rights Agreement (“November 2019 Registration Rights Agreement”) with the initial purchasers. Under the November 2019 Registration Rights Agreement, the Company agreed to use its reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to issue new notes having terms substantially identical to the November 2019 Senior Notes in exchange for outstanding November 2019 Senior Notes within 400 days after the notes were issued. On March 22, 2013, the Company filed a registration statement on Form S-4 to register exchange notes that are substantially similar to the November 2019 Senior Notes.  As of April 25, 2013, the registration statement has not been declared effective. The deadline for registration has passed and the Company will be required to pay additional interest which is expected to be less than $1 million.
Senior Notes Due May 2019
The Company has $750 million in aggregate principal amount of 6.50% senior notes due 2019 (the “May 2019 Senior Notes”). The indentures related to the May 2019 Senior Notes contain redemption provisions and covenants that are substantially similar to those of the November 2019 Senior Notes. In an exchange offer that expired in October 2012, the Company exchanged all of its $750 million outstanding principal amount of May 2019 Senior Notes for an equal amount of new May 2019 Senior Notes. The terms of the new May 2019 Senior Notes are identical in all material respects to those of the outstanding May 2019 Senior Notes, except that the transfer restrictions, registration rights and additional interest provisions relating to the outstanding May 2019 Senior Notes do not apply to the new May 2019 Senior Notes.
Senior Notes Due 2020 and Senior Notes Due 2021
The Company has $1.3 billion in aggregate principal amount of 8.625% senior notes due 2020 (the “2020 Senior Notes”) and $1.0 billion in aggregate principal amount of 7.75% senior notes due 2021 (the “2021 Senior Notes,” and together with the 2020 Senior Notes, the “2010 Issued Senior Notes”). The indentures related to the 2010 Issued Senior Notes contain redemption provisions and covenants that are substantially similar to those of the November 2019 Senior Notes. However, the restrictive legends from each of the 2010 Issued Senior Notes have been removed making them freely tradable (other than with respect to persons that are affiliates of the Company), thereby terminating the Company’s obligations under each of the registration rights agreements entered into in connection with the issuance of the 2010 Issued Senior Notes.
Senior Notes Due 2017 and Senior Notes Due 2018
The Company also has $41 million (originally $250 million) in aggregate principal amount of 11.75% senior notes due 2017 (the “2017 Senior Notes”) and $14 million (originally $256 million) in aggregate principal amount of 9.875% senior notes due 2018 (the “2018 Senior Notes” and together with the 2017 Senior Notes, the “Original Senior Notes”). The indentures related to the Original Senior Notes initially contained redemption provisions and covenants that were substantially similar to those of the November 2019 Senior Notes; however, in conjunction with tender offers in 2011, the indentures have been amended and most of the covenants and certain default provisions have been eliminated. The amendments became effective upon the execution of the supplemental indentures to the indentures governing the Original Senior Notes.

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes derivative positions for the periods indicated as of March 31, 2013:

	April 1 - December 31, 2013	2014	2015	2016	2017	2018
Natural gas positions:
Fixed price swaps:
Hedged volume (MMMBtu)	65,766	97,401	118,041	121,841	120,122	36,500
Average price ($/MMBtu)	$5.22	$5.25	$5.19	$4.20	$4.26	$5.00
Puts: (1)
Hedged volume (MMMBtu)	64,944	79,628	71,854	76,269	66,886	—
Average price ($/MMBtu)	$5.37	$5.00	$5.00	$5.00	$4.88	$—
Total:
Hedged volume (MMMBtu)	130,710	177,029	189,895	198,110	187,008	36,500
Average price ($/MMBtu)	$5.29	$5.14	$5.12	$4.51	$4.48	$5.00
Oil positions:
Fixed price swaps: (2)
Hedged volume (MBbls)	8,944	11,903	11,599	11,464	4,755	—
Average price ($/Bbl)	$94.97	$92.92	$96.23	$90.56	$89.02	$—
Puts:
Hedged volume (MBbls)	2,339	3,960	3,426	3,271	384	—
Average price ($/Bbl)	$97.86	$91.30	$90.00	$90.00	$90.00	$—
Total:
Hedged volume (MBbls)	11,283	15,863	15,025	14,735	5,139	—
Average price ($/Bbl)	$95.57	$92.52	$94.81	$90.44	$89.10	$—
Natural gas basis differential positions: (3)
Panhandle basis swaps:
Hedged volume (MMMBtu)	58,508	79,388	87,162	19,764	—	—
Hedged differential ($/MMBtu)	$(0.56)	$(0.33)	$(0.33)	$(0.31)	$—	$—
NWPL Rockies basis swaps:
Hedged volume (MMMBtu)	26,208	36,026	38,362	39,199	—	—
Hedged differential ($/MMBtu)	$(0.20)	$(0.20)	$(0.20)	$(0.20)	$—	$—
MichCon basis swaps:
Hedged volume (MMMBtu)	7,233	9,490	9,344	—	—	—
Hedged differential ($/MMBtu)	$0.10	$0.08	$0.06	$—	$—	$—
Houston Ship Channel basis swaps:
Hedged volume (MMMBtu)	4,318	5,256	4,891	4,575	—	—
Hedged differential ($/MMBtu)	$(0.10)	$(0.10)	$(0.10)	$(0.10)	$—	$—
Permian basis swaps:
Hedged volume (MMMBtu)	3,493	4,891	5,074	—	—	—
Hedged differential ($/MMBtu)	$(0.20)	$(0.21)	$(0.21)	$—	$—	$—
Oil basis differential positions: (3)
Midland - Cushing basis swaps:
Hedged volume (MBbls)	1,513	—	—	—	—	—
Hedged differential ($/Bbl)	$(0.95)	$—	$—	$—	$—	$—
Oil timing differential positions:
Trade month roll swaps: (4)
Hedged volume (MBbls)	5,232	7,254	7,251	7,446	6,486	—
Hedged differential ($/Bbl)	$0.22	$0.22	$0.24	$0.25	$0.25	$—

(1)
Includes certain outstanding natural gas puts of approximately 7,964 MMMBtu for the period April 1, 2013, through December 31, 2013, 10,570 MMMBtu for each of the years ending December 31, 2014, and December 31, 2015, and 10,599 MMMBtu for the year ending December 31, 2016, used to hedge revenues associated with NGL production.

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

(3)	Settle on the respective pricing index to hedge basis differential associated with natural gas and oil production.

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

During the three months ended March 31, 2013, the Company entered into commodity derivative contracts consisting of oil basis swaps for April 2013 through December 2013.
Settled derivatives on natural gas production for the three months ended March 31, 2013, included volumes of 42,778 MMMBtu at an average contract price of $5.29 per MMBtu. Settled derivatives on oil production for the three months ended March 31, 2013, included volumes of 3,693 MBbls at an average contract price of $95.57 per Bbl. Settled derivatives on natural gas production for the three months ended March 31, 2012, included volumes of 23,642 MMMBtu at an average contract price of $5.84 per MMBtu. Settled derivatives on oil production for the three months ended March 31, 2012, included volumes of 2,578 MBbls at an average contract price of $97.93 per Bbl. The natural gas derivatives are settled based on the closing price of NYMEX natural gas on the last trading day for the delivery month, which occurs on the third business day preceding the delivery month, or the relevant index prices of natural gas published in Inside FERC’s Gas Market Report on the first business day of the delivery month. The oil derivatives are settled based on the average closing price of NYMEX light crude oil for each day of the delivery month.
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	March 31, 2013	December 31, 2012
	(in thousands)
Assets:
Commodity derivatives	$1,034,866	$1,282,390
Liabilities:
Commodity derivatives	$352,259	$405,619
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facility or were participants or affiliates of participants in its Credit Facility at the time it originally entered into the derivatives. The Credit Facility is secured by the Company’s oil and natural gas reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $1.0 billion at March 31, 2013. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Gains (Losses) on Derivatives
Total gains and losses on derivatives, including realized and unrealized gains and losses, were a net loss of approximately $108 million and a net gain of approximately $2 million for the three months ended March 31, 2013, and March 31, 2012, respectively, and are reported on the condensed consolidated statements of operations in “gains (losses) on oil and natural gas derivatives.”
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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2013
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$1,034,866	$(340,530)	$694,336
Liabilities:
Commodity derivatives	$352,259	$(340,530)	$11,729

	December 31, 2012
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$1,282,390	$(401,479)	$880,911
Liabilities:
Commodity derivatives	$405,619	$(401,479)	$4,140

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 9 – Asset Retirement Obligations
Asset retirement obligations associated with retiring tangible long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable and are included in “other noncurrent liabilities” on the condensed consolidated balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.0% for the three months ended March 31, 2013); and (iv) a credit-adjusted risk-free interest rate (average of 6.5% for the three months ended March 31, 2013). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following presents a reconciliation of the asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2012	$151,974
Liabilities added from drilling	590
Current year accretion expense	2,764
Settlements	(1,981)
Revision of estimates	(269)
Asset retirement obligations at March 31, 2013	$153,078

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for net loss:

	Net Loss (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands)
Three months ended March 31, 2013:
Net loss:
Allocated to units	$(221,885)
Allocated to participating securities	(1,301)
	$(223,186)
Net loss per unit:
Basic net loss per unit		233,176	$(0.96)
Dilutive effect of unit equivalents		—	—
Diluted net loss per unit		233,176	$(0.96)

Three months ended March 31, 2012:
Net loss:
Allocated to units	$(6,202)
Allocated to participating securities	(1,375)
	$(7,577)
Net loss per unit:
Basic net loss per unit		193,256	$(0.04)
Dilutive effect of unit equivalents		—	—
Diluted net loss per unit		193,256	$(0.04)

Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to approximately 5 million and 2 million unit options and warrants for the three months ended March 31, 2013, and March 31, 2012, respectively. All equivalent units were anti-dilutive for the three months ended March 31, 2013, and March 31, 2012.
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
Note 13 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows
“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	March 31, 2013	December 31, 2012
	(in thousands)

Accrued compensation	$13,886	$35,431
Accrued interest	123,407	72,668
Other	7,754	7,146
	$145,047	$115,245

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Cash payments for interest, net of amounts capitalized	$44,209	$42,517
Cash payments for income taxes	$—	$20

Noncash investing activities:
In connection with the acquisition of oil and natural gas properties and joint-venture funding, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$8,101	$1,257,765
Fair value of liabilities assumed	15,093	(28,233)
Receivables from sellers	(1,212)	772
Payables to sellers	(6,854)	—
Cash paid	$15,128	$1,230,304
For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Restricted cash of approximately $5 million is included in “other noncurrent assets” on the condensed consolidated balance sheets at March 31, 2013, and December 31, 2012, and represents cash deposited by the Company into a separate account and designated for asset retirement obligations in accordance with contractual agreements.
The Company manages its working capital and cash requirements to borrow only as needed from its Credit Facility. At December 31, 2012, reclassified net outstanding checks of approximately $35 million were included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet. There was no such balance at March 31, 2013. The Company presents these net outstanding checks as cash flows from financing activities on the condensed consolidated statements of cash flows.
Note 14 – Related Party Transactions
LinnCo
LinnCo, an affiliate of LINN Energy, was formed on April 30, 2012, for the sole purpose of owning units in LINN Energy. In October 2012, LinnCo completed its IPO and used the net proceeds of approximately $1.2 billion from the offering to acquire 34,787,500 of LINN Energy’s units which represent approximately 15% of LINN Energy’s outstanding units at March 31, 2013. All of LinnCo’s common shares are held by the public. As of March 31, 2013, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. In connection with the pending acquisition of Berry (see Note 2), LinnCo intends to amend its limited liability company agreement to permit the acquisition and subsequent contribution of assets to LINN Energy.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

For the three months ended March 31, 2013, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $12 million, of which approximately $2 million had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2013. The expenses included approximately $11 million of transaction costs related to professional services rendered by third parties in connection with the pending acquisition of Berry (see Note 2). The expenses also included approximately $462,000 related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. The offering costs of approximately $361,000 were incurred in connection with LinnCo’s registration statement on Form S-4 related to the pending acquisition of Berry. All expenses and costs paid by LINN Energy on LinnCo’s behalf are accounted for as investment at cost.
In February 2013, the Company paid approximately $25 million in distributions to LinnCo attributable to LinnCo’s interest in LINN Energy.
Other
One of the Company’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the three months ended March 31, 2013, the Company paid approximately $6 million to Superior and its subsidiaries for services rendered to the Company. The transactions associated with these payments were consummated on terms equivalent to those that prevail in arm’s-length transactions.
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
The following discussion contains forward-looking statements that reflect the Company’s future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGL, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, credit and capital market conditions, regulatory changes and other uncertainties, as well as those factors set forth in “Cautionary Statement” below and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in the Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.
The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. A reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”
Executive Overview
LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering in January 2006. The Company’s properties are located in eight operating regions in the United States (“U.S.”):

•	Mid-Continent, which includes properties in Oklahoma, Louisiana and the eastern portion of the Texas Panhandle (including the Granite Wash and Cleveland horizontal plays);

•	Hugoton Basin, which includes properties located primarily in Kansas and the Shallow Texas Panhandle;

•	Green River Basin, which includes properties located in southwest Wyoming;

•	Permian Basin, which includes areas in west Texas and southeast New Mexico;

•

•	Williston/Powder River Basin, which includes the Bakken formation in North Dakota and the Powder River Basin in Wyoming;

•	Michigan/Illinois, which includes the Antrim Shale formation in the northern part of Michigan and oil properties in southern Illinois;

•	California, which includes the Brea Olinda Field of the Los Angeles Basin; and

•	East Texas, which includes properties located in east Texas.
Results for the three months ended March 31, 2013, included the following:

•	oil, natural gas and NGL sales of approximately $463 million compared to $349 million for the first quarter of 2012;

•	average daily production of 796 MMcfe/d compared to 471 MMcfe/d for the first quarter of 2012;

•	realized gains on commodity derivatives of approximately $80 million compared to $55 million for the first quarter of 2012;

•	adjusted EBITDA of approximately $356 million compared to $302 million for the first quarter of 2012;

•	adjusted net income of approximately $37 million compared to $48 million for the first quarter of 2012;

•	capital expenditures, excluding acquisitions, of approximately $272 million compared to $259 million for the first quarter of 2012; and

•	113 wells drilled (all successful) compared to 81 wells drilled (79 successful) for the first quarter of 2012.
Adjusted EBITDA and adjusted net income are non-GAAP financial measures used by management to analyze Company performance. Adjusted EBITDA is a measure used by Company management to evaluate cash flow and the Company’s ability to sustain or increase distributions. The most significant reconciling items between net income (loss) and adjusted EBITDA are interest expense and noncash items, including the change in fair value of derivatives, and depreciation, depletion and amortization. Adjusted net income is used by Company management to evaluate its operational performance from oil and natural gas properties. The most significant reconciling items between net income (loss) and adjusted net income are noncash items, including the change in fair value of derivatives. See “Non-GAAP Financial Measures” on page 29 for a reconciliation of each non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Acquisition – Pending
On February 20, 2013, LinnCo, LLC (“LinnCo”), an affiliate of LINN Energy, and Berry Petroleum Company (“Berry”) entered into a definitive merger agreement under which LinnCo would acquire all of the outstanding common shares of Berry. Under the terms of the agreement, Berry’s shareholders will receive 1.25 LinnCo common shares for each Berry common share they own. This transaction, which is expected to be a tax-free exchange to Berry’s shareholders, represents value of $46.2375 per common share, based on the closing price of LinnCo common shares on February 20, 2013, the last trading day before the public announcement.
The transaction has a preliminary value of approximately $4.4 billion, including the assumption of debt, and is expected to close by July 1, 2013, subject to approvals by Berry and LinnCo shareholders, LINN Energy unitholders and regulatory agencies. In connection with the proposed transaction described above, LinnCo will contribute Berry to LINN Energy in exchange for newly issued LINN Energy units, after which Berry will be an indirect wholly owned subsidiary of LINN Energy.
Divestiture – Pending
On April 3, 2013, the Company entered into, through one of its wholly owned subsidiaries, a definitive asset purchase and sale agreement, together with the Company’s partners, Panther Energy, LLC and Red Willow Mid-Continent, LLC, to sell its interests in certain oil and natural gas properties located in the Mid-Continent region to Midstates Petroleum Company, Inc. The sale price for the Company’s portion of its interests in the properties is approximately $220 million, subject to closing adjustments. The sale is anticipated to close on or about June 1, 2013, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied. The Company plans to use the net proceeds from the sale to repay borrowings under the Company’s Credit Facility.
Financing and Liquidity
The Company’s Fifth Amended and Restated Credit Agreement (“Credit Facility”) provides for a revolving credit facility up to the lesser of: (i) the then-effective borrowing base and (ii) maximum commitment amount. On April 24, 2013, the Company entered into a new Amended and Restated Credit Agreement increasing the maximum commitment amount from $3.0 billion to $4.0 billion and extending the maturity date from April 2017 to April 2018. The borrowing base remains unchanged at $4.5 billion and does not include any assets to be acquired in the pending transaction with Berry. The amended and restated agreement is substantially similar to the previous Credit Facility with revisions to permit the transactions related to the acquisition of Berry and to designate Berry as an unrestricted subsidiary under the agreement. When considering the increased maximum commitment amount, borrowing capacity was approximately $2.7 billion at March 31, 2013, not including any proceeds to be received from the pending Panther sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

	Three Months Ended March 31,
	2013	2012	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$134,744	$65,785	$68,959
Oil sales	241,798	231,165	10,633
NGL sales	86,190	51,945	34,245
Total oil, natural gas and NGL sales	462,732	348,895	113,837
Gains (losses) on oil and natural gas derivatives	(108,370)	2,031	(110,401)
Marketing and other revenues	14,698	3,164	11,534
	369,060	354,090	14,970
Expenses:
Lease operating expenses	88,721	71,636	17,085
Transportation expenses	27,183	10,562	16,621
Marketing expenses	7,374	692	6,682
General and administrative expenses (1)	58,566	43,321	15,245
Exploration costs	2,226	410	1,816
Depreciation, depletion and amortization	197,441	117,276	80,165
Impairment of long-lived assets	57,053	—	57,053
Taxes, other than income taxes	39,671	25,195	14,476
Losses on sale of assets and other, net	3,172	1,494	1,678
	481,407	270,586	210,821
Other income and (expenses)	(102,002)	(80,788)	(21,214)
Income (loss) before income taxes	(214,349)	2,716	(217,065)
Income tax expense	7,536	8,918	(1,382)
Net loss	$(221,885)	$(6,202)	$(215,683)

Adjusted EBITDA (2)	$356,056	$302,139	$53,917
Adjusted net income (2)	$37,197	$48,422	$(11,225)

(1)
General and administrative expenses for the three months ended March 31, 2013, and March 31, 2012, include approximately $10 million and $8 million, respectively, of noncash unit-based compensation expenses.

(2)
This is a non-GAAP measure used by management to analyze the Company’s performance. See “Non-GAAP Financial Measures” on page 29 for a reconciliation of the non-GAAP financial measure to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended March 31,
	2013	2012	Variance
Average daily production:
Natural gas (MMcf/d)	443	229	93%
Oil (MBbls/d)	30.1	26.1	15%
NGL (MBbls/d)	28.7	14.2	102%
Total (MMcfe/d)	796	471	69%

Weighted average prices (hedged): (1)
Natural gas (Mcf)	$5.23	$6.33	(17)%
Oil (Bbl)	$91.64	$92.80	(1)%
NGL (Bbl)	$33.38	$40.21	(17)%

Weighted average prices (unhedged): (2)
Natural gas (Mcf)	$3.38	$3.16	7%
Oil (Bbl)	$89.13	$97.25	(8)%
NGL (Bbl)	$33.38	$40.21	(17)%

Average NYMEX prices:
Natural gas (MMBtu)	$3.34	$2.74	22%
Oil (Bbl)	$94.37	$102.93	(8)%

Costs per Mcfe of production:
Lease operating expenses	$1.24	$1.67	(26)%
Transportation expenses	$0.38	$0.25	52%
General and administrative expenses (3)	$0.82	$1.01	(19)%
Depreciation, depletion and amortization	$2.76	$2.74	1%
Taxes, other than income taxes	$0.55	$0.59	(7)%

(1)	Includes the effect of realized gains on derivatives of approximately $80 million and $55 million for the three months ended March 31, 2013, and March 31, 2012, respectively.

(2)	Does not include the effect of realized gains (losses) on derivatives.

(3)
General and administrative expenses for the three months ended March 31, 2013, and March 31, 2012, include approximately $10 million and $8 million, respectively, of noncash unit-based compensation expenses. Excluding these amounts, general and administrative expenses for the three months ended March 31, 2013, and March 31, 2012, were $0.68 per Mcfe and $0.83 per Mcfe, respectively. This is a non-GAAP measure used by management to analyze the Company’s performance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased approximately $114 million or 33% to approximately $463 million for the three months ended March 31, 2013, from approximately $349 million for the three months ended March 31, 2012, due to higher production volumes and higher natural gas prices partially offset by lower oil and NGL prices. Higher natural gas prices resulted in an increase in revenues of approximately $9 million. Lower oil and NGL prices resulted in a decrease in revenues of approximately $22 million and $18 million, respectively.
Average daily production volumes increased to 796 MMcfe/d during the three months ended March 31, 2013, from 471 MMcfe/d during the three months ended March 31, 2012. Higher natural gas, NGL and oil production volumes resulted in an increase in revenues of approximately $60 million, $52 million and $33 million, respectively.
The following sets forth average daily production by region:

	Three Months Ended March 31,
	2013	2012	Variance
Average daily production (MMcfe/d):
Mid-Continent	324	273	51	19%
Hugoton Basin	143	39	104	263%
Green River Basin	143	—	143	—
Permian Basin	80	89	(9)	(10)%
Williston/Powder River Basin	39	21	18	83%
Michigan/Illinois	34	36	(2)	(4)%
East Texas	21	—	21	—
California	12	13	(1)	(8)%
	796	471	325	69%
The increase in average daily production volumes in the Mid-Continent region primarily reflects the Company’s 2012 and 2013 capital drilling programs in the Granite Wash formation. The increase in average daily production volumes in the Hugoton Basin region primarily reflects the impact of the acquisition from BP America Production Company (“BP”) on March 30, 2012. Average daily production volumes in the Green River Basin region reflect the impact of the acquisition from BP in July 2012. The decrease in average daily production volumes in the Permian Basin region primarily reflects downtime from third parties’ infrastructure as well as the impact of winter weather. The increase in average daily production volumes in the Williston/Powder River Basin region reflects the impact of the joint-venture agreement entered into with Anadarko Petroleum Corporation in April 2012. The Michigan/Illinois and California regions consist of low-decline asset bases and continue to produce at consistent levels. Average daily production volumes in the East Texas region reflect the impact of the acquisition in May 2012.
Gains (Losses) on Oil and Natural Gas Derivatives
The following presents the Company’s reported gains and losses on derivative instruments:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Realized gains:
Commodity derivatives	$80,257	$55,255
Unrealized losses:
Commodity derivatives	(188,627)	(53,224)
Total gains (losses)	$(108,370)	$2,031

The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. See Item 3. “Quantitative and Qualitative Disclosures About Market

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Risk,” Note 7 and Note 8 for additional information about the Company’s commodity derivatives. During the three months ended March 31, 2013, the Company had commodity derivative contracts for approximately 107% of its natural gas production and 136% of its oil production, which resulted in realized gains of approximately $80 million. During the three months ended March 31, 2012, the Company had commodity derivative contracts for approximately 114% of its natural gas production and 108% of its oil production and recognized realized gains of approximately $55 million.
Unrealized gains and losses from commodity derivatives represent adjustments in market valuations of derivatives from period to period and include the premiums associated with put option contracts over time. For the three months ended March 31, 2013, and March 31, 2012, the Company recorded net unrealized losses of approximately $189 million and $53 million, respectively, on commodity derivatives. For information about the Company’s credit risk related to derivative contracts, see “Counterparty Credit Risk” in “Liquidity and Capital Resources” below.
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems and plants. Marketing and other revenues increased by approximately $12 million or 365% to approximately $15 million for the three months ended March 31, 2013, from approximately $3 million for the three months ended March 31, 2012, primarily due to revenues generated from the Jayhawk natural gas processing plant acquired from BP on March 30, 2012.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by approximately $17 million or 24% to approximately $89 million for the three months ended March 31, 2013, from approximately $72 million for the three months ended March 31, 2012. Lease operating expenses increased primarily due to costs associated with properties acquired during 2012. Lease operating expenses per Mcfe decreased to $1.24 per Mcfe for the three months ended March 31, 2013, from $1.67 per Mcfe for the three months ended March 31, 2012, primarily due to lower rates on newly acquired properties and cost saving initiatives.
Transportation Expenses
Transportation expenses increased by approximately $16 million or 157% to approximately $27 million for the three months ended March 31, 2013, from approximately $11 million for the three months ended March 31, 2012, primarily due to acquisitions in 2012.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems and plants. Marketing expenses increased by approximately $7 million or 966% to approximately $7 million for the three months ended March 31, 2013, from approximately $692,000 for the three months ended March 31, 2012, primarily due to expenses associated with the Jayhawk natural gas processing plant acquired from BP on March 30, 2012.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses increased by approximately $16 million or 35% to approximately $59 million for the three months ended March 31, 2013, from approximately $43 million for the three months ended March 31, 2012. The increase was primarily due to an increase in salaries and benefits related expenses of approximately $9 million, driven primarily by increased employee headcount, and an increase in acquisition related expenses of approximately $5 million. Although general and administrative expenses increased, the unit rate decreased to $0.82 per Mcfe for the three months ended March 31, 2013, from $1.01 per Mcfe for the three months ended March 31, 2012, as a result of efficiencies gained from being a larger, more scalable organization.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $80 million or 68% to approximately $197 million for the three months ended March 31, 2013, from approximately $117 million for the three months ended March 31, 2012. Higher total production volumes were the primary reason for the increased expense. Depreciation, depletion and amortization per Mcfe increased slightly to $2.76 per Mcfe for the three months ended March 31, 2013, from $2.74 per Mcfe for the three months ended March 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Impairment of Long-Lived Assets
During the three months ended March 31, 2013, the Company recorded a noncash impairment charge, before and after tax, of approximately $57 million associated with the write down of the carrying value of the Company’s assets held for sale (see Note 2). The Company recorded no impairment charge for the three months ended March 31, 2012.
Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, increased by approximately $15 million or 58% to approximately $40 million for the three months ended March 31, 2013, from approximately $25 million for the three months ended March 31, 2012. Severance taxes, which are a function of revenues generated from production, increased approximately $2 million compared to the three months ended March 31, 2012, primarily due to higher production volumes partially offset by lower oil and NGL prices. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased by approximately $12 million compared to the three months ended March 31, 2012, primarily due to property acquisitions in 2012 and higher rates on the Company’s base properties.
Other Income and (Expenses)

	Three Months Ended March 31,
	2013	2012	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(100,359)	$(77,519)	$(22,840)
Other, net	(1,643)	(3,269)	1,626
	$(102,002)	$(80,788)	$(21,214)
Other income and (expenses) increased by approximately $21 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Interest expense increased primarily due to higher outstanding debt during the period and higher amortization of financing fees and expenses associated with the November 2019 Senior Notes, as defined in Note 6, and amendments made to the Company’s Credit Facility during 2012. See “Debt” in “Liquidity and Capital Resources” below for additional details.
Income Tax Expense
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $8 million for the three months ended March 31, 2013, compared to income tax expense of approximately $9 million for the three months ended March 31, 2012. Income tax expense decreased primarily due to lower income from the Company’s taxable subsidiaries during the three months ended March 31, 2013, compared to the same period in 2012.
Net Loss
Net loss increased by approximately $216 million to approximately $222 million for the three months ended March 31, 2013, from approximately $6 million for the three months ended March 31, 2012. The increase was primarily due to higher losses on oil and natural gas derivatives and higher expenses, including interest, partially offset by higher production revenues.  See discussions above for explanations of variances.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure) increased by approximately $54 million or 18% to approximately $356 million for the three months ended March 31, 2013, from approximately $302 million for the three months ended March 31, 2012. The increase was primarily due to higher revenues, partially offset by higher expenses. See discussions above for explanations of variances. See “Non-GAAP Financial Measures” on page 29 for a reconciliation of adjusted EBITDA to its most directly comparable financial measure calculated and presented in accordance with GAAP.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Adjusted Net Income
Adjusted net income (a non-GAAP financial measure) decreased by approximately $11 million or 23% to approximately $37 million for the three months ended March 31, 2013, from approximately $48 million for the three months ended March 31, 2012. The decrease was primarily due to higher expenses, including interest, partially offset by higher revenues. See discussions above for explanations of variances.
Liquidity and Capital Resources
The Company utilizes funds from equity and debt offerings, bank borrowings and cash flow from operations for capital resources and liquidity. To date, the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the three months ended March 31, 2013, the Company’s capital expenditures, excluding acquisitions, were approximately $272 million. For 2013, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $1.15 billion, including $1 billion related to the Company’s oil and natural gas capital program and $67 million related to its plant and pipeline capital. This estimate reflects amounts for the development of properties associated with acquisitions (see Note 2), is under continuous review and subject to ongoing adjustment. The Company expects to fund these capital expenditures primarily with cash flow from operations and bank borrowings.
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
Statements of Cash Flows
The following is a comparative cash flow summary:

	Three Months Ended March 31,
	2013	2012	Variance
	(in thousands)
Net cash:
Provided by operating activities (1)	$334,594	$35,513	$299,081
Used in investing activities	(278,999)	(1,460,555)	1,181,556
Provided by (used in) financing activities	(50,804)	1,448,112	(1,498,916)
Net increase in cash and cash equivalents	$4,791	$23,070	$(18,279)

(1)	The three months ended March 31, 2012, include premiums paid for commodity derivatives of approximately $178 million.
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2013, was approximately $335 million, compared to approximately $36 million for the three months ended March 31, 2012. The increase was primarily due to approximately $178 million in premiums paid for commodity derivatives during the three months ended March 31, 2012, compared to no premiums paid during the same period in 2013. Lower premiums and increased revenues primarily due to higher production volumes were partially offset by higher expenses.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	$(15,128)	$(1,230,304)
Capital expenditures	(261,647)	(230,466)
Proceeds from sale of properties and equipment and other	(2,224)	215
	$(278,999)	$(1,460,555)
The primary use of cash in investing activities is for capital spending, including acquisitions and the development of the Company’s oil and natural gas properties. The decrease was primarily due to the acquisition of properties in the Hugoton Basin region during the three months ended March 31, 2012, compared to no significant acquisitions during the same period in 2013. See Note 2 for additional details of acquisitions. Capital expenditures increased primarily due to capital additions for pipelines and supporting facilities in the Granite Wash formation, as well as development activities of properties acquired in 2012 in the Williston/Powder River Basin region.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2013, was approximately $51 million, compared to cash provided by financing activities of approximately $1.4 billion for the three months ended March 31, 2012. The decrease in financing cash flow needs was primarily attributable to decreased acquisitions activity during the three months ended March 31, 2013. The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Proceeds from borrowings:
Credit facility	$300,000	$835,000
Senior notes	—	1,799,802
	$300,000	$2,634,802
Repayments of debt:
Credit facility	$(145,000)	$(1,700,000)
Debt
The Company’s Fifth Amended and Restated Credit Agreement (“Credit Facility”) provides for a revolving credit facility up to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount. At March 31, 2013, the Credit Facility had a borrowing base of $4.5 billion with a maximum commitment amount of $3.0 billion. The maturity date is April 2017. At March 31, 2013, the borrowing capacity under the Credit Facility was approximately $1.7 billion, which includes a $5 million reduction in availability for outstanding letters of credit.
On April 24, 2013, the Company entered into a new Amended and Restated Credit Agreement increasing the maximum commitment amount from $3.0 billion to $4.0 billion and extending the maturity date from April 2017 to April 2018. The borrowing base remains unchanged at $4.5 billion and does not include any assets to be acquired in the pending transaction with Berry. The amended and restated agreement is substantially similar to the previous Credit Facility with revisions to permit the transactions related to the acquisition of Berry and to designate Berry as an unrestricted subsidiary under the agreement. When considering the increased maximum commitment amount, borrowing capacity was approximately $2.7 billion at March 31, 2013, not including any proceeds to be received from the pending Panther sale.
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
Distributions
Under the Company’s limited liability company agreement, the Company’s unitholders are entitled to receive a quarterly distribution of available cash to the extent there is sufficient cash from operations after establishment of cash reserves and payment of fees and expenses. The following provides a summary of distributions paid by the Company during the three months ended March 31, 2013:

Date Paid	Period Covered by Distribution	Distribution Per Unit	Total Distributions
			(in millions)

February 2013	October 1 – December 31, 2012	$0.725	$171
On April 23, 2013, the Company’s Board of Directors declared a cash distribution of $0.725 per unit, or $2.90 per unit on an annualized basis, with respect to the first quarter of 2013. The distribution, totaling approximately $171 million, will be paid on May 15, 2013, to unitholders of record as of the close of business on May 8, 2013.
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
During the three months ended March 31, 2013, and March 31, 2012, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2012 Annual Report on Form 10-K. There have been no significant changes to the Company’s contractual obligations from December 31, 2012. See Note 6 for additional information about the Company’s debt instruments.
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
The Company defines adjusted EBITDA as net income (loss) plus the following adjustments:

•	Net operating cash flow from acquisitions and divestitures, effective date through closing date;

•	Interest expense;

•	Depreciation, depletion and amortization;

•	Impairment of long-lived assets;

•	Write-off of deferred financing fees;

•	(Gains) losses on sale of assets and other, net;

•	Provision for legal matters;

•	Loss on extinguishment of debt;

•	Unrealized (gains) losses on commodity derivatives;

•	Unrealized (gains) losses on interest rate derivatives;

•	Realized (gains) losses on interest rate derivatives;

•	Realized (gains) losses on canceled derivatives;

•	Realized gains on recovery of bankruptcy claim;

•	Unit-based compensation expenses;

•	Exploration costs;

•	Merger transaction costs; and

•	Income tax expense (benefit).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following presents a reconciliation of net loss to adjusted EBITDA:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Net loss	$(221,885)	$(6,202)
Plus:
Net operating cash flow from acquisitions and divestitures, effective date through closing date (1)	—	39,093
Interest expense	100,359	77,519
Depreciation, depletion and amortization	197,441	117,276
Impairment of long-lived assets	57,053	—
Write-off of deferred financing fees	—	1,660
Losses on sale of assets and other, net (2)	2,298	1,435
Provision for legal matters (3)	—	635
Unrealized losses on commodity derivatives (4)	188,627	53,224
Unit-based compensation expenses	11,262	8,171
Exploration costs	2,226	410
Merger transaction costs (5)	11,139	—
Income tax expense	7,536	8,918
Adjusted EBITDA	$356,056	$302,139

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

(4)
Represent adjustments in market valuations of derivatives from period to period and include the premiums associated with put option contracts over time. The Company has not purchased any put options in 2013.

(5)
Represent transaction costs incurred by LinnCo and reimbursable by LINN Energy including investment banking, legal, accounting and other professional service fees associated with the pending acquisition of Berry.

Adjusted Net Income (Non-GAAP Measure)
Adjusted net income is a performance measure used by Company management to evaluate its operational performance from oil and natural gas properties. The Company defines adjusted net income as net income (loss) plus the following adjustments:

•	Unrealized (gains) losses on commodity derivatives;

•	Realized (gains) losses on canceled derivatives;

•	Realized gains on recovery of bankruptcy claim;

•	Impairment of long-lived assets;

•	Loss on extinguishment of debt;

•	(Gains) losses on sale of assets, net; and

•	Merger transaction costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following presents a reconciliation of net loss to adjusted net income:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per unit amounts)

Net loss	$(221,885)	$(6,202)
Plus:
Unrealized losses on commodity derivatives (1)	188,627	53,224
Impairment of long-lived assets	57,053	—
Losses on sale of assets, net (2)	2,263	1,400
Merger transaction costs (3)	11,139	—
Adjusted net income	$37,197	$48,422

Net loss per unit – basic	$(0.96)	$(0.04)
Plus, per unit:
Unrealized losses on commodity derivatives	0.82	0.28
Impairment of long-lived assets	0.24	—
Losses on sale of assets, net	0.01	0.01
Merger transaction costs	0.05	—
Adjusted net income per unit – basic	$0.16	$0.25

(1)
Represent adjustments in market valuations of derivatives from period to period and include the premiums associated with put option contracts over time. The Company has not purchased any put options in 2013.

(2)	Represent gains or losses on the sale of assets and gains or losses on inventory valuation.

(3)
Represent transaction costs incurred by LinnCo and reimbursable by LINN Energy including investment banking, legal, accounting and other professional service fees associated with the pending acquisition of Berry.

Regulatory Matters
On August 15, 2012, the Environmental Protection Agency (“EPA”) issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. These standards require that prior to January 1, 2015, owners/operators reduce volatile organic compounds emissions from natural gas not sent to the gathering line during well completion either by flaring or by capturing the gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to newly fractured wells as well as existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants and certain other equipment. These rules may require changes to the Company’s operations, including the installation of new equipment to control emissions.
The Company cannot predict how future environmental laws and regulations may impact its properties or operations. For the three months ended March 31, 2013, the Company did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of its facilities. The Company is not aware of any environmental issues or claims that will require material capital expenditures during 2013 or that will otherwise have a material impact on its financial position, results of operations or cash flows.
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in the Annual Report. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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
The following should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s 2012 Annual Report on Form 10-K. A reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”
Commodity Price Risk
The Company enters into derivative contracts with respect to a portion of its projected production through various transactions that provide an economic hedge of the risk related to the future commodity prices received. The Company does not enter into derivative contracts for trading purposes (see Note 7). At March 31, 2013, the fair value of fixed price swaps and put contracts that settle during the next 12 months was a net asset of approximately $186 million. A 10% increase in the index oil and natural gas prices above the March 31, 2013, prices for the next 12 months would result in a net liability of approximately $1 million, which represents a decrease in the fair value of approximately $187 million; conversely, a 10% decrease in the index oil and natural gas prices would result in a net asset of approximately $388 million, which represents an increase in the fair value of approximately $202 million.
Interest Rate Risk
At March 31, 2013, the Company had long-term debt outstanding under its Credit Facility of approximately $1.3 billion, which incurred interest at floating rates (see Note 6). A 1% increase in the London Interbank Offered Rate (“LIBOR”) would result in an estimated $13 million increase in annual interest expense.
Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value on a recurring basis (see Note 8). The fair value of these derivative financial instruments includes the impact of assumed credit risk adjustments, which are based on the Company’s and counterparties’ published credit ratings, public bond yield spreads and credit default swap spreads, as applicable.
At March 31, 2013, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 2.47%. A 1% increase in the average public bond yield spread would result in an estimated $58,000 increase in net income for the three months ended March 31, 2013. At March 31, 2013, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 2.56%. A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $10 million decrease in net income for the three months ended March 31, 2013.

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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.
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
There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2013 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings
For a discussion of legal proceedings, see Note 10 of Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial position, results of operations, liquidity or the trading price of our units are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. As of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission (“SEC”).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases. The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time. The Company did not repurchase any units during the three months ended March 31, 2013. At March 31, 2013, approximately $56 million was available for unit repurchase under the program.

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

Item 6.	Exhibits

Exhibit Number		Description
2.1	—
Agreement and Plan of Merger, dated as of February 20, 2013, by and among Berry Petroleum Company, Bacchus HoldCo, Inc., Bacchus Merger Sub, Inc., LinnCo, LLC, Linn Acquisition Company, LLC and Linn Energy, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Berry Petroleum Company on February 21, 2013)

2.2	—
Contribution Agreement, dated as of February 20, 2013, by and between LinnCo, LLC and Linn Energy, LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by Linn Energy, LLC on February 21, 2013)

2.3*	—
Asset Purchase and Sale Agreement, dated as of April 3, 2013, between Linn Energy Holdings, LLC, Panther Energy, LLC and Red Willow Mid-Continent, LLC, as Sellers and Midstates Petroleum Company, Inc., as Buyer

3.1*	—	Amendment No. 1, dated April 23, 2013, to Third Amended and Restated LLC Agreement of Linn Energy, LLC, dated September 3, 2010
10.1*	—
Sixth Amended and Restated Credit Agreement dated as of April 24, 2013, among Linn Energy, LLC as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders and agents Party thereto

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

LINN ENERGY, LLC
(Registrant)

Date: April 25, 2013	/s/ David B. Rottino
David B. Rottino
Senior Vice President of Finance, Business Development and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)