Form 10-Q
period 2013-09-30
LINN ENERGY, LLC
filed 2013-10-28
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2013, there were 235,178,498 units outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
LINN ENERGY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,480	$1,243
Accounts receivable – trade, net	349,426	371,333
Derivative instruments	217,853	350,695
Other current assets	54,547	88,157
Total current assets	649,306	811,428

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	12,211,608	11,611,330
Less accumulated depletion and amortization	(2,545,182)	(2,025,656)
	9,666,426	9,585,674

Other property and equipment	548,725	469,188
Less accumulated depreciation	(100,812)	(73,721)
	447,913	395,467

Derivative instruments	635,446	530,216
Other noncurrent assets	173,667	128,453
	809,113	658,669
Total noncurrent assets	10,923,452	10,639,810
Total assets	$11,572,758	$11,451,238

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$659,170	$707,861
Derivative instruments	12,464	26
Other accrued liabilities	156,138	115,245
Total current liabilities	827,772	823,132

Noncurrent liabilities:
Credit facility	1,705,000	1,180,000
Senior notes, net	4,807,873	4,857,817
Derivative instruments	—	4,114
Other noncurrent liabilities	191,955	158,995
Total noncurrent liabilities	6,704,828	6,200,926

Commitments and contingencies (Note 10)

Unitholders’ capital:
235,178,498 units and 234,513,243 units issued and outstanding at September 30, 2013, and December 31, 2012, respectively	3,656,006	4,136,240
Accumulated income	384,152	290,940
	4,040,158	4,427,180
Total liabilities and unitholders’ capital	$11,572,758	$11,451,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$537,671	$444,082	$1,488,610	$1,140,204
Gains (losses) on oil and natural gas derivatives	(63,931)	(411,405)	154,432	30,273
Marketing revenues	13,484	12,323	40,558	24,454
Other revenues	7,338	3,328	18,847	8,084
	494,562	48,328	1,702,447	1,203,015
Expenses:
Lease operating expenses	87,076	91,990	259,381	233,755
Transportation expenses	35,637	18,274	92,118	50,651
Marketing expenses	9,962	14,923	26,696	22,073
General and administrative expenses	45,431	45,166	150,302	129,672
Exploration costs	1,588	390	4,632	1,207
Depreciation, depletion and amortization	208,892	167,695	604,962	428,477
Impairment of long-lived assets	(4,240)	—	37,962	146,499
Taxes, other than income taxes	36,457	37,885	108,525	93,736
Losses on sale of assets and other, net	827	16	3,040	1,508
	421,630	376,339	1,287,618	1,107,578
Other income and (expenses):
Interest expense, net of amounts capitalized	(103,806)	(105,697)	(308,012)	(277,606)
Loss on extinguishment of debt	(1,117)	—	(5,304)	—
Other, net	(2,475)	(1,247)	(6,300)	(12,472)
	(107,398)	(106,944)	(319,616)	(290,078)
Income (loss) before income taxes	(34,466)	(434,955)	95,213	(194,641)
Income tax expense (benefit)	(4,406)	(4,950)	2,001	4,480
Net income (loss)	$(30,060)	$(430,005)	$93,212	$(199,121)

Net income (loss) per unit:
Basic	$(0.13)	$(2.18)	$0.38	$(1.04)
Diluted	$(0.13)	$(2.18)	$0.38	$(1.04)
Weighted average units outstanding:
Basic	233,552	197,675	233,393	196,152
Diluted	233,552	197,675	233,765	196,152

Distributions declared per unit	$0.725	$0.725	$2.175	$2.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ CAPITAL
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Income	Total Unitholders’ Capital
	(in thousands)

December 31, 2012	234,513	$4,136,240	$290,940	$4,427,180
Issuance of units	665	2,031	—	2,031
Distributions to unitholders		(511,686)	—	(511,686)
Unit-based compensation expenses		29,261	—	29,261
Excess tax benefit from unit-based compensation		160	—	160
Net income		—	93,212	93,212
September 30, 2013	235,178	$3,656,006	$384,152	$4,040,158

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$93,212	$(199,121)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	604,962	428,477
Impairment of long-lived assets	37,962	146,499
Unit-based compensation expenses	29,261	21,735
Loss on extinguishment of debt	5,304	—
Amortization and write-off of deferred financing fees	16,392	20,265
Losses on sale of assets and other, net	18,744	703
Deferred income tax	731	965
Derivatives activities:
Total gains	(154,432)	(30,273)
Cash settlements	190,368	294,446
Premiums paid for derivatives	—	(583,434)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	22,877	(138,171)
(Increase) decrease in other assets	9,177	(2,242)
Increase in accounts payable and accrued expenses	29,445	94,762
Increase in other liabilities	36,508	89,820
Net cash provided by operating activities	940,511	144,431

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	(192,871)	(2,487,767)
Development of oil and natural gas properties	(767,604)	(710,360)
Purchases of other property and equipment	(76,987)	(38,090)
Proceeds from sale of properties and equipment and other	210,297	1,438
Net cash used in investing activities	(827,165)	(3,234,779)

Cash flow from financing activities:
Proceeds from sale of units	—	761,362
Proceeds from borrowings	1,260,000	4,929,802
Repayments of debt	(789,898)	(2,085,000)
Distributions to unitholders	(511,686)	(426,918)
Financing fees, offering expenses and other, net	(45,685)	(92,184)
Excess tax benefit from unit-based compensation	160	3,326
Net cash provided by (used in) financing activities	(87,109)	3,090,388

Net increase in cash and cash equivalents	26,237	40
Cash and cash equivalents:
Beginning	1,243	1,114
Ending	$27,480	$1,154
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
Principles of Consolidation and Reporting
The condensed consolidated financial statements at September 30, 2013, and for the three months and nine months ended September 30, 2013, and September 30, 2012, are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 2 – Acquisitions, Joint-Venture Funding and Divestiture
For the nine months ended September 30, 2013, the Company paid approximately $114 million, including interest, towards the future funding commitment related to the joint-venture agreement it entered into with an affiliate of Anadarko Petroleum Corporation (“Anadarko”) in April 2012. From inception of the agreement through September 30, 2013, the Company has funded approximately $315 million towards the total commitment of $400 million.
During the nine months ended September 30, 2013, the Company completed small acquisitions of oil and natural gas properties located in its various operating regions. The Company, in the aggregate, paid approximately $32 million in total consideration for these properties.
Acquisitions – Pending
On September 11, 2013, the Company entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the Permian Basin for a contract price of approximately $525 million. The Company paid a deposit of approximately $53 million in September 2013, which is reported in “other noncurrent assets” on the condensed consolidated balance sheet at September 30, 2013. The Company anticipates the acquisition will close on or before October 31, 2013, subject to closing conditions, and will be financed with proceeds from a committed term loan to be entered into at closing and borrowings under the Company’s Credit Facility, as defined in Note 6.
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
On May 1, 2012, the Company completed the acquisition of certain oil and natural gas properties located in east Texas. The results of operations of these properties have been included in the condensed consolidated financial statements since the acquisition date. The Company paid approximately $168 million in total consideration for these properties. The transaction was financed primarily with borrowings under the Company’s Credit Facility.
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
Divestiture – 2013
On May 31, 2013, the Company, through one of its wholly owned subsidiaries, together with the Company’s partners, Panther Energy, LLC and Red Willow Mid-Continent, LLC, completed the sale of its interests in certain oil and natural gas properties located in the Mid-Continent region (“Panther Properties”) to Midstates Petroleum Company, Inc. At March 31, 2013, the carrying value of the Panther Properties was reduced to fair value less costs to sell resulting in an impairment charge of approximately $57 million and the properties were classified as “assets held for sale.” During the three months ended June 30, 2013, and September 30, 2013, the Company recorded adjustments of approximately $15 million and $4 million, respectively, to reduce the initial impairment charge recorded in March 2013 resulting in a total impairment charge of approximately $38 million for the nine months ended September 30, 2013. Proceeds received for the Company’s portion of its interests in the properties were approximately $219 million, net of costs to sell of approximately $2 million. The Company used the net proceeds from the sale to repay borrowings under its Credit Facility.
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
In January 2012, the Company, under its equity distribution agreement, issued and sold 1,539,651 units representing limited liability company interests at an average unit price of $38.02 for proceeds of approximately $57 million (net of approximately $2 million in commissions and professional service expenses). The Company used the net proceeds for general corporate purposes, including the repayment of a portion of the indebtedness outstanding under its Credit Facility. At September 30, 2013, units equaling approximately $411 million in aggregate offering price remained available to be issued and sold under the agreement.
Distributions
Under the Company’s limited liability company agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions over the next four quarters. Distributions paid by the Company are presented on the condensed consolidated statement of unitholders’ capital and the condensed consolidated statements of cash flows. In April 2013, the Company’s Board of Directors approved a change in its distribution policy that provides a distribution with respect to any quarter may be made, at the discretion of the Board of Directors, (i) within 45 days following the end of each quarter or (ii) in three equal installments within 15, 45 and 75 days following the end of each quarter. On October 1, 2013, the Company’s Board of Directors declared a cash distribution of $0.725 per unit with respect to the third quarter of 2013, to be paid in three equal monthly installments of $0.2416 per unit. The first monthly distribution with respect to the third quarter of 2013, totaling approximately $57 million, was paid on October 17, 2013, to unitholders of record as of the close of business on October 11, 2013.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 4 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	September 30, 2013	December 31, 2012
	(in thousands)
Proved properties:
Leasehold acquisition	$8,505,622	$8,603,888
Development	3,316,007	2,553,127
Unproved properties	389,979	454,315
	12,211,608	11,611,330
Less accumulated depletion and amortization	(2,545,182)	(2,025,656)
	$9,666,426	$9,585,674

Note 5 – Unit-Based Compensation
During the nine months ended September 30, 2013, the Company granted 659,590 restricted units and 105,530 phantom units to employees, primarily as part of its annual review of its nonexecutive employees’ compensation, with an aggregate fair value of approximately $29 million. The restricted units and phantom units vest over three years. A summary of unit-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

General and administrative expenses	$8,407	$6,505	$25,408	$20,416
Lease operating expenses	1,279	396	3,853	1,319
Total unit-based compensation expenses	$9,686	$6,901	$29,261	$21,735
Income tax benefit	$3,579	$2,550	$10,812	$8,031

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 6 – Debt
The following summarizes debt outstanding:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
	(in millions, except percentages)

Credit facility (2)	$1,705	$1,705	$1,180	$1,180
11.75% senior notes due 2017	—	—	41	44
9.875% senior notes due 2018	—	—	14	15
6.50% senior notes due May 2019	750	717	750	755
6.25% senior notes due November 2019	1,800	1,692	1,800	1,802
8.625% senior notes due 2020	1,300	1,347	1,300	1,414
7.75% senior notes due 2021	1,000	1,001	1,000	1,061
Less current maturities	—	—	—	—
	6,555	$6,462	6,085	$6,271
Unamortized discount	(42)		(47)
Total debt, net of discount	$6,513		$6,038

(1)
The carrying value of the Credit Facility is estimated to be substantially the same as its fair value. Fair values of the senior notes were estimated based on prices quoted from third-party financial institutions.

(2)	Variable interest rates of 1.93% and 1.97% at September 30, 2013, and December 31, 2012, respectively.
Credit Facility
In April 2013, the Company entered into a Sixth Amended and Restated Credit Agreement (“Credit Facility”), which provides for a revolving credit facility up to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount of $4.0 billion. The borrowing base remained unchanged at $4.5 billion and does not include any assets to be acquired in the pending transaction with Berry (see Note 2). The maturity date is April 2018. The amended and restated agreement is substantially similar to the previous Credit Facility with revisions to permit the transactions related to the acquisition of Berry and to designate Berry as an unrestricted subsidiary under the agreement. At September 30, 2013, the borrowing capacity under the Credit Facility was approximately $2.3 billion, which includes a $5 million reduction in availability for outstanding letters of credit.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
In connection with the issuance and sale of the November 2019 Senior Notes, the Company entered into a Registration Rights Agreement (“November 2019 Registration Rights Agreement”) with the initial purchasers. Under the November 2019 Registration Rights Agreement, the Company agreed to use its reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to issue new notes having terms substantially identical to the November 2019 Senior Notes in exchange for outstanding November 2019 Senior Notes within 400 days after the notes were issued. On March 22, 2013, the Company filed a registration statement on Form S-4 to register exchange notes that are substantially similar to the November 2019 Senior Notes. As of October 28, 2013, the registration statement has not been declared effective and due to the pending SEC inquiry (see Note 16), the timing for the registration statement to be declared effective is uncertain. Accordingly, beginning on April 8, 2013, interest accruing on the November 2019 Senior Notes increased by 0.25%, and will increase by an additional 0.25% on the 90th, 180th and 270th day after such date until such registration statement is declared effective and the Company completes an offer to exchange the November 2019 Senior Notes for registered notes. Such

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

additional interest is expected to be approximately $7 million through December 2013 and will continue to increase until the registration statement is declared effective.
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
Redemptions of Senior Notes Due 2017 and Senior Notes Due 2018
In accordance with the provisions of the indentures related to the Company’s 11.75% senior notes due 2017 (the “2017 Senior Notes”) and 9.875% senior notes due 2018 (the “2018 Senior Notes” and together with the 2017 Senior Notes, the “Original Senior Notes”), in June 2013 and July 2013, the Company redeemed the remaining outstanding principal amounts of approximately $41 million and $14 million, respectively. In connection with the redemptions of the Original Senior Notes, the Company recorded a loss on extinguishment of debt of approximately $5 million for the nine months ended September 30, 2013.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes derivative positions for the periods indicated as of September 30, 2013:

	October 1 - December 31, 2013	2014	2015	2016	2017	2018
Natural gas positions:
Fixed price swaps:
Hedged volume (MMMBtu)	22,002	97,401	118,041	121,841	120,122	36,500
Average price ($/MMBtu)	$5.22	$5.25	$5.19	$4.20	$4.26	$5.00
Put options: (1)
Hedged volume (MMMBtu)	21,727	79,628	71,854	76,269	66,886	—
Average price ($/MMBtu)	$5.37	$5.00	$5.00	$5.00	$4.88	$—
Total:
Hedged volume (MMMBtu)	43,729	177,029	189,895	198,110	187,008	36,500
Average price ($/MMBtu)	$5.29	$5.14	$5.12	$4.51	$4.48	$5.00
Oil positions:
Fixed price swaps: (2)
Hedged volume (MBbls)	2,992	11,903	11,599	11,464	4,755	—
Average price ($/Bbl)	$94.97	$92.92	$96.23	$90.56	$89.02	$—
Put options:
Hedged volume (MBbls)	783	3,960	3,426	3,271	384	—
Average price ($/Bbl)	$97.86	$91.30	$90.00	$90.00	$90.00	$—
Total:
Hedged volume (MBbls)	3,775	15,863	15,025	14,735	5,139	—
Average price ($/Bbl)	$95.57	$92.52	$94.81	$90.44	$89.10	$—
Natural gas basis differential positions: (3)
Panhandle basis swaps:
Hedged volume (MMMBtu)	19,545	79,388	87,162	59,954	59,138	16,425
Hedged differential ($/MMBtu)	$(0.56)	$(0.33)	$(0.33)	$(0.32)	$(0.33)	$(0.33)
NWPL Rockies basis swaps:
Hedged volume (MMMBtu)	9,010	39,718	43,292	46,294	38,880	10,804
Hedged differential ($/MMBtu)	$(0.20)	$(0.20)	$(0.20)	$0.20	$(0.19)	$(0.19)
MichCon basis swaps:
Hedged volume (MMMBtu)	2,420	9,490	9,344	7,768	7,437	2,044
Hedged differential ($/MMBtu)	$0.10	$0.08	$0.06	$0.05	$0.05	$0.05
Houston Ship Channel basis swaps:
Hedged volume (MMMBtu)	1,444	5,256	4,891	4,575	3,604	986
Hedged differential ($/MMBtu)	$(0.10)	$(0.10)	$(0.10)	$(0.10)	$(0.08)	$(0.08)
Permian basis swaps:
Hedged volume (MMMBtu)	1,168	4,891	5,074	4,219	4,819	1,314
Hedged differential ($/MMBtu)	$(0.20)	$(0.21)	$(0.21)	$(0.20)	$(0.20)	$(0.20)
Oil basis differential positions: (3)
Midland - Cushing basis swaps:
Hedged volume (MBbls)	506	—	—	—	—	—
Hedged differential ($/Bbl)	$(0.95)	$—	$—	$—	$—	$—
Oil timing differential positions:
Trade month roll swaps: (4)
Hedged volume (MBbls)	1,750	7,254	7,251	7,446	6,486	—
Hedged differential ($/Bbl)	$0.22	$0.22	$0.24	$0.25	$0.25	$—

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(1)
Includes certain outstanding natural gas put options of approximately 2,664 MMMBtu for the period October 1, 2013, through December 31, 2013, 10,570 MMMBtu for each of the years ending December 31, 2014, and December 31, 2015, and 10,599 MMMBtu for the year ending December 31, 2016, used to indirectly hedge revenues associated with NGL production.

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

During the nine months ended September 30, 2013, the Company entered into commodity derivative contracts consisting of oil basis swaps for April 2013 through December 2013 and natural gas basis swaps for October 2013 through 2018.
Settled derivatives on natural gas production for the three months and nine months ended September 30, 2013, included volumes of 43,729 MMMBtu and 129,760 MMMBtu, respectively, at an average contract price of $5.29 per MMBtu. Settled derivatives on oil production for the three months and nine months ended September 30, 2013, included volumes of 3,775 MBbls and 11,201 MBbls, respectively, at an average contract price of $95.57 per Bbl. Settled derivatives on natural gas production for the three months and nine months ended September 30, 2012, included volumes of 40,202 MMMBtu and 98,282 MMMBtu, respectively, at average contract prices of $5.31 per MMBtu and $5.49 per MMBtu. Settled derivatives on oil production for the three months and nine months ended September 30, 2012, included volumes of 2,951 MBbls and 8,259 MBbls, respectively, at average contract prices of $97.44 per Bbl and $97.80 per Bbl. The natural gas derivatives are settled based on the closing price of NYMEX natural gas on the last trading day for the delivery month, which occurs on the third business day preceding the delivery month, or the relevant index prices of natural gas published in Inside FERC’s Gas Market Report on the first business day of the delivery month. The oil derivatives are settled based on the average closing price of NYMEX light crude oil for each day of the delivery month.
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	September 30, 2013	December 31, 2012
	(in thousands)
Assets:
Commodity derivatives	$1,073,942	$1,282,390
Liabilities:
Commodity derivatives	$233,107	$405,619
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facility or were participants or affiliates of participants in its Credit Facility at the time it originally entered into the derivatives. The Credit Facility is secured by the Company’s oil and natural gas reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $1.1 billion at September 30, 2013. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.
Gains (Losses) on Derivatives
Gains and losses on derivatives were net losses of approximately $64 million for the three months ended September 30, 2013, and net gains of approximately $154 million for the nine months ended September 30, 2013. Gains and losses on derivatives were net losses of approximately $411 million for the three months ended September 30, 2012, and net gains of approximately $30 million for the nine months ended September 30, 2012. Gains and losses are reported on the condensed consolidated statements of operations in “gains (losses) on oil and natural gas derivatives.”
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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2013
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$1,073,942	$(220,643)	$853,299
Liabilities:
Commodity derivatives	$233,107	$(220,643)	$12,464

	December 31, 2012
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$1,282,390	$(401,479)	$880,911
Liabilities:
Commodity derivatives	$405,619	$(401,479)	$4,140

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 9 – Asset Retirement Obligations
Asset retirement obligations associated with retiring tangible long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable and are included in “other accrued liabilities” and “other noncurrent liabilities” on the condensed consolidated balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.0% for the nine months ended September 30, 2013); and (iv) a credit-adjusted risk-free interest rate (average of 6.4% for the nine months ended September 30, 2013). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following presents a reconciliation of the asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2012	$151,974
Liabilities added from acquisitions	639
Liabilities added from drilling	2,803
Liabilities associated with assets sold	(1,092)
Current year accretion expense	8,463
Settlements	(3,758)
Revision of estimates	20,287
Asset retirement obligations at September 30, 2013	$179,316

Note 10 – Commitments and Contingencies
The Company has been named as a defendant in a number of lawsuits, including claims from royalty owners related to disputed royalty payments and royalty valuations. The Company has established reserves that management currently believes are adequate to provide for potential liabilities based upon its evaluation of these matters. With respect to a certain statewide class action royalty payment dispute, the parties in this case are currently engaged in settlement negotiations and based on the current status of those negotiations, the Company estimates a range of possible loss of $1 million to $4.5 million, for which an appropriate reserve has been established. For a certain statewide class action royalty payment dispute where a reserve has not yet been established, the Company has denied that it has any liability on the claims and has raised arguments and defenses that, if accepted by the court, will result in no loss to the Company. Discovery related to class certification has concluded. Briefing and the hearing on class certification have been deferred by court order pending the Tenth Circuit Court of Appeals’ resolution of interlocutory appeals of two unrelated class certification orders. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

On July 9, 2013, Anthony Booth, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Booth Action”). On July 18, 2013, the Catherine A. Fisher Trust, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against the same defendants (the “Fisher Action”). On July 17, 2013, Don Gentry, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Gentry Action”) (the Booth Action, Fisher Action, and Gentry Action together, the “Texas Federal Actions”). The Texas Federal Actions each assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production. The Gentry Action asserts additional claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to these issues in the prospectus and registration statement for LinnCo’s initial public offering. On September 23, 2013, the Southern District of Texas entered an order transferring the Texas Federal Actions to the Southern District of New York so that they could be consolidated with the New York Federal Actions, which are described below.
On July 10, 2013, David Adrian Luciano, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Luciano Action”). The Luciano Action asserts claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to LINN Energy’s hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production in the prospectus and registration statement for LinnCo’s initial public offering. On July 12, 2013, Frank Donio, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Donio Action”). The Donio Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production. Several additional class action cases substantially similar to the Luciano Action and the Donio Action were subsequently filed in the Southern District of New York and assigned to the same judge (the Luciano Action, Donio Action, and all similar subsequently filed New York federal class actions together, the “New York Federal Actions”). The Texas Federal Actions and the New York Federal Actions have now been consolidated in the United States District Court for the Southern District of New York. The cases are in their preliminary stages and it is possible that additional similar actions could be filed. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
On July 10, 2013, Judy Mesirov, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against Mark E. Ellis, Kolja Rockov, David B. Rottino, Arden L. Walker, Jr., Charlene A. Ripley, Michael C. Linn, Joseph P. McCoy, George A. Alcorn, Terrence S. Jacobs, David D. Dunlap, Jeffrey C. Swoveland, and Linda M. Stephens in the District Court of Harris County, Texas (the “Mesirov Action”). On July 12, 2013, John Peters, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Peters Action”). On August 26, 2013, Joseph Abdalla, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Abdalla Action”) (the Mesirov Action, Peters Action, and Abdalla Actions together, the “Texas State Court Derivative Actions”). On August 19, 2013, the Charlote J. Lombardo Trust of 2004, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the United States District Court for the Southern District of Texas (the “Lombardo Action”). On September 30, 2013, the Thelma Feldman Rev. Trust, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Feldman Rev. Trust Action”). On October 21, 2013, the Parker Family Trust of 2012, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Parker Family Trust Action”) (the Lombardo Action, Feldman Rev. Trust Action, and Parker Family Trust Action together, the “Texas Federal Court Derivative Actions”) (the Texas State Court Derivative Action and Texas Federal Court Derivative Actions together, the “Texas Derivative Actions”). The Texas Derivative Actions assert derivative claims on behalf of LINN Energy against the individual defendants for alleged breaches of fiduciary duty, waste of corporate assets, mismanagement, abuse of control, and unjust enrichment based on factual allegations similar to those in the Texas Federal Actions and the New York Federal Actions. The cases are in their preliminary stages and it is possible that additional similar actions could be filed in

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

the District Court of Harris County, Texas, or in other jurisdictions. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
In 2008, Lehman Brothers Holdings Inc. and Lehman Brothers Commodity Services Inc. (together “Lehman”), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. In March 2011, the Company and Lehman entered into Termination Agreements under which the Company was granted general unsecured claims against Lehman in the amount of $51 million (the “Company Claim”). In December 2011, a Chapter 11 Plan (“Lehman Plan”) was approved by the Bankruptcy Court. Based on the recovery estimates described in the approved disclosure statement relating to the Lehman Plan, the Company expects to ultimately receive a substantial portion of the Company Claim. In April 2012, an initial distribution under the Lehman Plan of approximately $25 million was received by the Company resulting in a gain of approximately $18 million, and in April 2013, the Company received approximately $5 million of the Company Claim, both of which are included in “gains (losses) on oil and natural gas derivatives” on the condensed consolidated statements of operations. In the aggregate, the Company has received approximately $33 million, including approximately $3 million received in October 2012, of the Company Claim and additional distributions are expected to occur in the future.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for net income:

	Net Income (Loss) (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands)
Three months ended September 30, 2013:
Net loss:
Allocated to units	$(30,060)
Allocated to participating securities	(1,266)
	$(31,326)
Net loss per unit:
Basic net loss per unit		233,552	$(0.13)
Dilutive effect of unit equivalents		—	—
Diluted net loss per unit		233,552	$(0.13)

Three months ended September 30, 2012:
Net loss:
Allocated to units	$(430,005)
Allocated to participating securities	(1,398)
	$(431,403)
Net loss per unit:
Basic net loss per unit		197,675	$(2.18)
Dilutive effect of unit equivalents		—	—
Diluted net loss per unit		197,675	$(2.18)

Nine months ended September 30, 2013:
Net income:
Allocated to units	$93,212
Allocated to participating securities	(3,796)
	$89,416
Net income per unit:
Basic net income per unit		233,393	$0.38
Dilutive effect of unit equivalents		372	—
Diluted net income per unit		233,765	$0.38

Nine months ended September 30, 2012:
Net loss:
Allocated to units	$(199,121)
Allocated to participating securities	(4,165)
	$(203,286)
Net loss per unit:
Basic net loss per unit		196,152	$(1.04)
Dilutive effect of unit equivalents		—	—
Diluted net loss per unit		196,152	$(1.04)

Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to approximately 4 million and 3 million unit options and warrants for the three months and nine months ended September 30, 2013, respectively. Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to approximately 1 million unit options and warrants for the three months and nine months ended September 30, 2012. All equivalent units were antidilutive for the three months ended September 30, 2013, and for the three months and nine months ended September 30, 2012.

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

	September 30, 2013	December 31, 2012
	(in thousands)

Accrued compensation	$24,931	$35,431
Accrued interest	124,029	72,668
Other	7,178	7,146
	$156,138	$115,245
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)

Cash payments for interest, net of amounts capitalized	$240,261	$178,194
Cash payments for income taxes	$14	$306

Noncash investing activities:
In connection with the acquisition of oil and natural gas properties and joint-venture funding, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$47,901	$2,854,410
Cash paid	(28,524)	(2,487,767)
Receivables from sellers	3,654	772
Payables to sellers	(6,854)	(422)
Liabilities assumed	$16,177	$366,993
Included in “acquisition of oil and natural gas properties and joint-venture funding” on the condensed consolidated statements of cash flows for the nine months ended September 30, 2013, is approximately $112 million paid by the Company towards the future funding commitment related to the joint-venture agreement entered into with Anadarko and a deposit of approximately $53 million paid by the Company for the acquisition in the Permian Basin region that is pending at September 30, 2013 (see Note 2).
For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Restricted cash of approximately $5 million is included in “other noncurrent assets” on the condensed consolidated balance sheets at September 30, 2013, and

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

December 31, 2012, and represents cash deposited by the Company into a separate account and designated for asset retirement obligations in accordance with contractual agreements.
The Company manages its working capital and cash requirements to borrow only as needed from its Credit Facility. At December 31, 2012, net outstanding checks of approximately $35 million were reclassified and included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet. There was no such balance at September 30, 2013. The Company presents net outstanding checks as cash flows from financing activities on the condensed consolidated statements of cash flows.
Note 14 – Related Party Transactions
LinnCo
LinnCo, an affiliate of LINN Energy, was formed on April 30, 2012, for the sole purpose of owning units in LINN Energy. In October 2012, LinnCo completed its IPO and used the net proceeds of approximately $1.2 billion from the offering to acquire 34,787,500 of LINN Energy’s units which represent approximately 15% of LINN Energy’s outstanding units at September 30, 2013. All of LinnCo’s common shares are held by the public. As of September 30, 2013, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. In connection with the pending acquisition of Berry (see Note 2), LinnCo intends to amend its limited liability company agreement to permit the acquisition and subsequent contribution of assets to LINN Energy.
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
For the three months and nine months ended September 30, 2013, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $1 million and $15 million, respectively, of which approximately $9 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2013. The expenses for the three months and nine months ended September 30, 2013, include approximately $125,000 and $13 million, respectively, of transaction costs related to professional services rendered by third parties in connection with the pending acquisition of Berry (see Note 2). The expenses for the three months and nine months ended September 30, 2013, also include approximately $403,000 and $1 million, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. The offering costs of approximately $361,000 were incurred in connection with LinnCo’s registration statement on Form S-4 also related to the pending acquisition of Berry. All expenses and costs paid by LINN Energy on LinnCo’s behalf are accounted for as investment at cost.
During the nine months ended September 30, 2013, the Company paid approximately $76 million in distributions to LinnCo attributable to LinnCo’s interest in LINN Energy.
Other
One of the Company’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the three months and nine months ended September 30, 2013, the Company paid approximately $7 million and $20 million, respectively, to Superior and its subsidiaries for services rendered to the Company. The transactions associated with these payments were consummated on terms equivalent to those that prevail in arm’s-length transactions.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 15 – Subsidiary Guarantors
The November 2019 Senior Notes, the May 2019 Senior Notes and the 2010 Issued Notes are guaranteed by all of the Company’s material subsidiaries. The Company is a holding company and has no independent assets or operations of its own, the guarantees under each series of notes are full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors are minor. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries.
Note 16 – SEC Inquiry
As disclosed on July 1, 2013, the Company and its affiliate, LinnCo, have been notified by the staff of the SEC that its Fort Worth Regional Office has commenced an inquiry regarding LINN Energy and LinnCo (the “SEC inquiry”). The SEC staff is investigating whether any violations of federal securities laws have occurred. The SEC staff has requested the production of documents and communications that are potentially relevant to, among other things, LINN Energy and LinnCo’s use of non-GAAP financial measures and disclosures related to LINN Energy’s hedging strategy. The SEC staff has stated that the fact of the inquiry should not be construed as an indication that the SEC or its staff has a negative view of any entity, individual or security. Both LINN Energy and LinnCo are cooperating fully with the SEC in this matter. Due to the pending SEC inquiry, the timing of closing of the merger with Berry is uncertain. LINN Energy and LinnCo are unable to predict the timing or outcome of the SEC inquiry or estimate the nature or amount of any possible sanction the SEC could seek to impose, which could include a fine, penalty, or court or administrative order prohibiting specific conduct, or a potential restatement of LINN Energy’s or LinnCo’s financial statements, any of which could be material. No provision for losses has been recorded for this exposure.

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
Executive Overview
LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering in January 2006. The Company’s properties are located in eight operating regions in the United States (“U.S.”):

•	Mid-Continent, which includes properties in Oklahoma, Louisiana and the eastern portion of the Texas Panhandle (including the Granite Wash and Cleveland horizontal plays);

•	Hugoton Basin, which includes properties located primarily in Kansas and the Shallow Texas Panhandle;

•	Green River Basin, which includes properties located in southwest Wyoming;

•	Permian Basin, which includes areas in west Texas and southeast New Mexico;

•	Williston/Powder River Basin, which includes the Bakken and Three Forks formations in North Dakota and the Powder River Basin in Wyoming;

•	Michigan/Illinois, which includes the Antrim Shale formation in the northern part of Michigan and oil properties in southern Illinois;

•	California, which includes the Brea Olinda Field of the Los Angeles Basin; and

•	East Texas, which includes properties located in east Texas.
Results for the three months ended September 30, 2013, included the following:

•	oil, natural gas and NGL sales of approximately $538 million compared to $444 million for the third quarter of 2012;

•	average daily production of 823 MMcfe/d compared to 782 MMcfe/d for the third quarter of 2012;

•	net loss of approximately $30 million compared to $430 million for the third quarter of 2012;

•	capital expenditures, excluding acquisitions, of approximately $306 million compared to $258 million for the third quarter of 2012; and

•	118 wells drilled (all successful) compared to 95 wells drilled (94 successful) for the third quarter of 2012.
Results for the nine months ended September 30, 2013, included the following:

•	oil, natural gas and NGL sales of approximately $1.5 billion compared to $1.1 billion for the nine months ended September 30, 2012;

•	average daily production of 800 MMcfe/d compared to 628 MMcfe/d for the nine months ended September 30, 2012;

•	net income of approximately $93 million compared to a net loss of $199 million for the nine months ended September 30, 2012;

•	net cash provided by operating activities of approximately $941 million compared to $144 million for the nine months ended September 30, 2012;

•	capital expenditures, excluding acquisitions, of approximately $912 million compared to $815 million for the nine months ended September 30, 2012; and

•	376 wells drilled (all successful) compared to 276 wells drilled (272 successful) for the nine months ended September 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Acquisitions – Pending
On September 11, 2013, the Company entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the Permian Basin for a contract price of approximately $525 million. The Company paid a deposit of approximately $53 million in September 2013, which is reported in “other noncurrent assets” on the condensed consolidated balance sheet at September 30, 2013. The Company anticipates the acquisition will close on or before October 31, 2013, subject to closing conditions, and will be financed with proceeds from a committed term loan to be entered into at closing and borrowings under the Company’s Credit Facility, as defined in Note 6.
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
Divestiture – 2013
On May 31, 2013, the Company, through one of its wholly owned subsidiaries, together with the Company’s partners, Panther Energy, LLC and Red Willow Mid-Continent, LLC, completed the sale of its interests in certain oil and natural gas properties located in the Mid-Continent region (“Panther Properties”) to Midstates Petroleum Company, Inc. Proceeds received for the Company’s portion of its interests in the properties were approximately $219 million, net of costs to sell of approximately $2 million. The Company used the net proceeds from the sale to repay borrowings under its Credit Facility.
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
In accordance with the provisions of the indenture related to the 2017 Senior Notes, in June 2013, the Company redeemed the remaining outstanding principal amount of approximately $41 million. In accordance with the provisions of the indenture related to the 2018 Senior Notes, in July 2013, the Company redeemed the remaining outstanding principal amount of approximately $14 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

	Three Months Ended September 30,
	2013	2012	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$148,614	$101,984	$46,630
Oil sales	307,209	247,354	59,855
NGL sales	81,848	94,744	(12,896)
Total oil, natural gas and NGL sales	537,671	444,082	93,589
Losses on oil and natural gas derivatives	(63,931)	(411,405)	347,474
Marketing and other revenues	20,822	15,651	5,171
	494,562	48,328	446,234
Expenses:
Lease operating expenses	87,076	91,990	(4,914)
Transportation expenses	35,637	18,274	17,363
Marketing expenses	9,962	14,923	(4,961)
General and administrative expenses (1)	45,431	45,166	265
Exploration costs	1,588	390	1,198
Depreciation, depletion and amortization	208,892	167,695	41,197
Impairment of long-lived assets	(4,240)	—	(4,240)
Taxes, other than income taxes	36,457	37,885	(1,428)
Losses on sale of assets and other, net	827	16	811
	421,630	376,339	45,291
Other income and (expenses)	(107,398)	(106,944)	(454)
Loss before income taxes	(34,466)	(434,955)	400,489
Income tax benefit	(4,406)	(4,950)	544
Net loss	$(30,060)	$(430,005)	$399,945

(1)
General and administrative expenses for the three months ended September 30, 2013, and September 30, 2012, include approximately $8 million and $7 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended September 30,
	2013	2012	Variance
Average daily production:
Natural gas (MMcf/d)	458	409	12%
Oil (MBbls/d)	32.4	30.8	5%
NGL (MBbls/d)	28.4	31.4	(10)%
Total (MMcfe/d)	823	782	5%

Weighted average prices (unhedged): (1)
Natural gas (Mcf)	$3.53	$2.71	30%
Oil (Bbl)	$103.07	$87.22	18%
NGL (Bbl)	$31.35	$32.83	(5)%

Average NYMEX prices:
Natural gas (MMBtu)	$3.58	$2.80	28%
Oil (Bbl)	$105.82	$92.22	15%

Costs per Mcfe of production:
Lease operating expenses	$1.15	$1.28	(10)%
Transportation expenses	$0.47	$0.25	88%
General and administrative expenses (2)	$0.60	$0.63	(5)%
Depreciation, depletion and amortization	$2.76	$2.33	18%
Taxes, other than income taxes	$0.48	$0.53	(9)%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the three months ended September 30, 2013, and September 30, 2012, include approximately $8 million and $7 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased approximately $94 million or 21% to approximately $538 million for the three months ended September 30, 2013, from approximately $444 million for the three months ended September 30, 2012, due to higher production volumes and higher oil and natural gas prices partially offset by lower NGL prices. Higher oil and natural gas prices resulted in an increase in revenues of approximately $48 million and $34 million, respectively. Lower NGL prices resulted in a decrease in revenues of approximately $4 million.
Average daily production volumes increased to 823 MMcfe/d during the three months ended September 30, 2013, from 782 MMcfe/d during the three months ended September 30, 2012. Higher oil and natural gas production volumes resulted in an increase in revenues of approximately $13 million and $12 million, respectively. Lower NGL production volumes resulted in a decrease in revenues of approximately $9 million.
The following sets forth average daily production by region:

	Three Months Ended September 30,
	2013	2012	Variance
Average daily production (MMcfe/d):
Mid-Continent	344	351	(7)	(2)%
Hugoton Basin	146	150	(4)	(3)%
Green River Basin	136	98	38	38%
Permian Basin	78	82	(4)	(5)%
Williston/Powder River Basin	50	28	22	79%
Michigan/Illinois	34	35	(1)	(4)%
East Texas	22	25	(3)	(9)%
California	13	13	—	1%
	823	782	41	5%
The decrease in average daily production volumes in the Mid-Continent region primarily reflects a reduction of approximately 23 MMcfe/d of production volumes related to production of the Panther Properties sold on May 31, 2013, partially offset by the Company’s 2012 and 2013 capital drilling programs in the Granite Wash formation. The decrease in average daily production volumes in the Hugoton Basin region reflects downtime related to weather and plant maintenance, and the effects of natural declines, partially offset by the results of the Company’s development capital spending. Average daily production volumes in the Green River Basin region reflect the impact of the acquisition from BP America Production Company (“BP”) on July 31, 2012, partially offset by a reduction caused by ethane rejection in the region. The decrease in average daily production volumes in the Permian Basin region primarily reflects downtime from third parties’ infrastructure, partially offset by development capital spending. The increase in average daily production volumes in the Williston/Powder River Basin region reflects development capital spending in the Williston and Powder River Basins. The Michigan/Illinois and California regions consist of low-decline asset bases and continue to produce at consistent levels. The decrease in average daily production volumes in the East Texas region primarily reflects the effects of natural declines.
Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives decreased by approximately $347 million to approximately $64 million for the three months ended September 30, 2013, from approximately $411 million for the three months ended September 30, 2012. Losses on oil and natural gas derivatives decreased primarily due to changes in fair value on unsettled derivatives contracts, partially offset by decreased cash settlements during the period. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
During the three months ended September 30, 2013, the Company had commodity derivative contracts for approximately 104% of its natural gas production, including natural gas put options used to indirectly hedge NGL revenues, and 127% of its oil production. During the three months ended September 30, 2012, the Company had commodity derivative contracts for approximately 107% of its natural gas production, including natural gas put options used to indirectly hedge NGL revenues, and 104% of its oil production.

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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems and plants. Marketing and other revenues increased by approximately $5 million or 33% to approximately $21 million for the three months ended September 30, 2013, from approximately $16 million for the three months ended September 30, 2012, primarily due to higher revenues generated from the Jayhawk natural gas processing plant.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses decreased by approximately $5 million or 5% to approximately $87 million for the three months ended September 30, 2013, from approximately $92 million for the three months ended September 30, 2012. Lease operating expenses per Mcfe also decreased to $1.15 per Mcfe for the three months ended September 30, 2013, from $1.28 per Mcfe for the three months ended September 30, 2012. Lease operating expenses decreased primarily due to lower rates on newly acquired properties and cost saving initiatives.
Transportation Expenses
Transportation expenses increased by approximately $18 million or 95% to approximately $36 million for the three months ended September 30, 2013, from approximately $18 million for the three months ended September 30, 2012, primarily due to the BP acquisitions in 2012.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems and plants. Marketing expenses decreased by approximately $5 million or 33% to approximately $10 million for the three months ended September 30, 2013, from approximately $15 million for the three months ended September 30, 2012, primarily due to lower expenses associated with the Jayhawk natural gas processing plant.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses were approximately $45 million for both the three months ended September 30, 2013, and September 30, 2012. Higher salaries and benefits related expenses of approximately $2 million, driven primarily by increased employee headcount, higher professional services expenses of approximately $1 million and higher various other expenses of approximately $3 million were offset by lower acquisition related expenses of approximately $6 million. General and administrative expenses per Mcfe decreased to $0.60 per Mcfe for the three months ended September 30, 2013, from $0.63 per Mcfe for the three months ended September 30, 2012, as a result of efficiencies gained from being a larger, more scalable organization.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $41 million or 25% to approximately $209 million for the three months ended September 30, 2013, from approximately $168 million for the three months ended September 30, 2012. Higher depletion rates and higher total production volumes were the primary reasons for the increased expense. Depreciation, depletion and amortization per Mcfe also increased to $2.76 per Mcfe for the three months ended September 30, 2013, from $2.33 per Mcfe for the three months ended September 30, 2012, primarily due to negative reserve revisions from the prior year, partially offset by lower rates on properties acquired in 2012.
Impairment of Long-Lived Assets
During the three months ended September 30, 2013, the Company recorded an adjustment of approximately $4 million to reflect the fair value less costs to sell the Panther Properties sold in May 2013 (see Note 2). An initial adjustment of approximately $15 million was recorded during the second quarter of 2013. The Company recorded no impairment charge for the three months ended September 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, decreased by approximately $2 million or 4% to approximately $36 million for the three months ended September 30, 2013, from approximately $38 million for the three months ended September 30, 2012. Severance taxes, which are a function of revenues generated from production, increased by approximately $3 million compared to the three months ended September 30, 2012, primarily due to higher production volumes and higher oil and natural gas prices partially offset by lower NGL prices. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased by approximately $5 million compared to the three months ended September 30, 2012, primarily due to lower assessed values on the Company’s base properties.
Other Income and (Expenses)

	Three Months Ended September 30,
	2013	2012	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(103,806)	$(105,697)	$1,891
Loss on extinguishment of debt	(1,117)	—	(1,117)
Other, net	(2,475)	(1,247)	(1,228)
	$(107,398)	$(106,944)	$(454)
Other income and (expenses) increased by approximately $454,000 for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Interest expense decreased primarily due to the Company’s redemptions of its highest interest rate debt, the Original Senior Notes (see Note 6). In addition, for the three months ended September 30, 2013, the Company recorded a loss on extinguishment of debt as a result of the redemption of the remaining outstanding 2018 Senior Notes. See “Debt” in “Liquidity and Capital Resources” below for additional details.
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized an income tax benefit of approximately $4 million for the three months ended September 30, 2013, compared to an income tax benefit of approximately $5 million for the three months ended September 30, 2012. Income tax benefit decreased primarily due to higher income subject to Texas margin tax during the three months ended September 30, 2013, compared to the same period in 2012.
Net Income (Loss)
Net loss decreased by approximately $400 million to approximately $30 million for the three months ended September 30, 2013, from approximately $430 million for the three months ended September 30, 2012. The decrease was primarily due to higher production revenues and lower losses on oil and natural gas derivatives, partially offset by higher expenses. See discussions above for explanations of variances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012

	Nine Months Ended September 30,
	2013	2012	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$444,124	$227,027	$217,097
Oil sales	810,919	702,863	108,056
NGL sales	233,567	210,314	23,253
Total oil, natural gas and NGL sales	1,488,610	1,140,204	348,406
Gains on oil and natural gas derivatives	154,432	30,273	124,159
Marketing and other revenues	59,405	32,538	26,867
	1,702,447	1,203,015	499,432
Expenses:
Lease operating expenses	259,381	233,755	25,626
Transportation expenses	92,118	50,651	41,467
Marketing expenses	26,696	22,073	4,623
General and administrative expenses (1)	150,302	129,672	20,630
Exploration costs	4,632	1,207	3,425
Depreciation, depletion and amortization	604,962	428,477	176,485
Impairment of long-lived assets	37,962	146,499	(108,537)
Taxes, other than income taxes	108,525	93,736	14,789
Losses on sale of assets and other, net	3,040	1,508	1,532
	1,287,618	1,107,578	180,040
Other income and (expenses)	(319,616)	(290,078)	(29,538)
Income (loss) before income taxes	95,213	(194,641)	289,854
Income tax expense	2,001	4,480	(2,479)
Net income (loss)	$93,212	$(199,121)	$292,333

(1)
General and administrative expenses for the nine months ended September 30, 2013, and September 30, 2012, include approximately $25 million and $20 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Nine Months Ended September 30,
	2013	2012	Variance
Average daily production:
Natural gas (MMcf/d)	443	318	39%
Oil (MBbls/d)	31.4	28.4	11%
NGL (MBbls/d)	28.0	23.2	21%
Total (MMcfe/d)	800	628	27%

Weighted average prices (unhedged): (1)
Natural gas (Mcf)	$3.67	$2.60	41%
Oil (Bbl)	$94.70	$90.33	5%
NGL (Bbl)	$30.54	$33.04	(8)%

Average NYMEX prices:
Natural gas (MMBtu)	$3.67	$2.59	42%
Oil (Bbl)	$98.14	$96.21	2%

Costs per Mcfe of production:
Lease operating expenses	$1.19	$1.36	(13)%
Transportation expenses	$0.42	$0.29	45%
General and administrative expenses (2)	$0.69	$0.75	(8)%
Depreciation, depletion and amortization	$2.77	$2.49	11%
Taxes, other than income taxes	$0.50	$0.54	(7)%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the nine months ended September 30, 2013, and September 30, 2012, include approximately $25 million and $20 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased approximately $348 million or 31% to approximately $1.5 billion for the nine months ended September 30, 2013, from approximately $1.1 billion for the nine months ended September 30, 2012, due to higher production volumes and higher natural gas and oil prices partially offset by lower NGL prices. Higher natural gas and oil prices resulted in an increase in revenues of approximately $129 million and $37 million, respectively. Lower NGL prices resulted in a decrease in revenues of approximately $19 million.
Average daily production volumes increased to 800 MMcfe/d during the nine months ended September 30, 2013, from 628 MMcfe/d during the nine months ended September 30, 2012. Higher natural gas, oil and NGL production volumes resulted in an increase in revenues of approximately $88 million, $71 million and $42 million, respectively.
The following sets forth average daily production by region:

	Nine Months Ended September 30,
	2013	2012	Variance
Average daily production (MMcfe/d):
Mid-Continent	327	309	18	6%
Hugoton Basin	143	114	29	26%
Green River Basin	139	33	106	322%
Permian Basin	81	84	(3)	(4)%
Williston/Powder River Basin	41	26	15	59%
Michigan/Illinois	34	35	(1)	(4)%
East Texas	22	14	8	60%
California	13	13	—	(3)%
	800	628	172	27%
The increase in average daily production volumes in the Mid-Continent region primarily reflects the Company’s 2012 and 2013 capital drilling programs in the Granite Wash formation, partially offset by a decrease of approximately 9 MMcfe/d of production volumes related to the production of the Panther Properties sold on May 31, 2013. The increase in average daily production volumes in the Hugoton Basin region primarily reflects the impact of the acquisition from BP on March 30, 2012. Average daily production volumes in the Green River Basin region reflect the impact of the acquisition from BP on July 31, 2012, partially offset by a reduction caused by ethane rejection in the region. The decrease in average daily production volumes in the Permian Basin region primarily reflects downtime from third parties’ infrastructure, partially offset by development capital spending. The increase in average daily production volumes in the Williston/Powder River Basin region reflects the impact of the joint-venture agreement entered into with Anadarko Petroleum Corporation in April 2012 and development capital spending in the Williston Basin. The Michigan/Illinois and California regions consist of low-decline asset bases and continue to produce at consistent levels. Average daily production volumes in the East Texas region reflect the impact of the acquisition on May 1, 2012.
Gains (Losses) on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives increased by approximately $124 million to approximately $154 million for the nine months ended September 30, 2013, from approximately $30 million for the nine months ended September 30, 2012. Gains on oil and natural gas derivatives increased primarily due to changes in fair value on unsettled derivatives contracts, partially offset by decreased cash settlements during the period. The results for 2013 and 2012 also include gains of approximately $5 million and $18 million, respectively, related to the recoveries of a bankruptcy claim (see Note 10). The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
During the nine months ended September 30, 2013, the Company had commodity derivative contracts for approximately 107% of its natural gas production, including natural gas put options used to indirectly hedge NGL revenues, and 131% of its oil production. During the nine months ended September 30, 2012, the Company had commodity derivative contracts for approximately 113% of its natural gas production, including natural gas put options used to indirectly hedge NGL revenues, and 106% of its oil production.

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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems and plants. Marketing and other revenues increased by approximately $26 million or 83% to approximately $59 million for the nine months ended September 30, 2013, from approximately $33 million for the nine months ended September 30, 2012, primarily due to higher revenues generated from the Jayhawk natural gas processing plant.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by approximately $25 million or 11% to approximately $259 million for the nine months ended September 30, 2013, from approximately $234 million for the nine months ended September 30, 2012. Lease operating expenses increased primarily due to costs associated with properties acquired during 2012 (see Note 2). Lease operating expenses per Mcfe decreased to $1.19 per Mcfe for the nine months ended September 30, 2013, from $1.36 per Mcfe for the nine months ended September 30, 2012, primarily due to lower rates on newly acquired properties and cost saving initiatives.
Transportation Expenses
Transportation expenses increased by approximately $41 million or 82% to approximately $92 million for the nine months ended September 30, 2013, from approximately $51 million for the nine months ended September 30, 2012, primarily due to the BP acquisitions in 2012.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems and plants. Marketing expenses increased by approximately $5 million or 21% to approximately $27 million for the nine months ended September 30, 2013, from approximately $22 million for the nine months ended September 30, 2012, primarily due to higher expenses associated with the Jayhawk natural gas processing plant.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses increased by approximately $20 million or 16% to approximately $150 million for the nine months ended September 30, 2013, from approximately $130 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in salaries and benefits related expenses of approximately $16 million, driven primarily by increased employee headcount, an increase in professional services expenses of approximately $4 million and an increase in various other expenses of approximately $5 million, partially offset by a decrease in acquisition related expenses of approximately $5 million. Although general and administrative expenses increased, the unit rate decreased to $0.69 per Mcfe for the nine months ended September 30, 2013, from $0.75 per Mcfe for the nine months ended September 30, 2012, as a result of efficiencies gained from being a larger, more scalable organization.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $177 million or 41% to approximately $605 million for the nine months ended September 30, 2013, from approximately $428 million for the nine months ended September 30, 2012. Higher depletion rates and higher total production volumes were the primary reasons for the increased expense. Depreciation, depletion and amortization per Mcfe also increased to $2.77 per Mcfe for the nine months ended September 30, 2013, from $2.49 per Mcfe for the nine months ended September 30, 2012, primarily due to negative reserve revisions from the prior year, partially offset by lower rates on properties acquired in 2012.
Impairment of Long-Lived Assets
During the nine months ended September 30, 2013, the Company recorded a noncash impairment charge, before and after tax, of approximately $38 million associated with the write-down of the carrying value of the Panther Properties sold in May 2013 (see Note 2). During the nine months ended September 30, 2012, the Company recorded a noncash impairment charge, before

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

and after tax, of approximately $146 million associated with proved oil and natural gas properties related to a decline in commodity prices.
Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, increased by approximately $15 million or 16% to approximately $109 million for the nine months ended September 30, 2013, from approximately $94 million for the nine months ended September 30, 2012. Severance taxes, which are a function of revenues generated from production, increased by approximately $10 million compared to the nine months ended September 30, 2012, primarily due to higher production volumes and higher natural gas and oil prices partially offset by lower NGL prices. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased by approximately $5 million compared to the nine months ended September 30, 2012, primarily due to property acquisitions in 2012.
Other Income and (Expenses)

	Nine Months Ended September 30,
	2013	2012	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(308,012)	$(277,606)	$(30,406)
Loss on extinguishment of debt	(5,304)	—	(5,304)
Other, net	(6,300)	(12,472)	6,172
	$(319,616)	$(290,078)	$(29,538)
Other income and (expenses) increased by approximately $30 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Interest expense increased primarily due to higher outstanding debt during the period and higher amortization of financing fees and expenses associated with the November 2019 Senior Notes, as defined in Note 6, and amendments made to the Company’s Credit Facility during 2012 and 2013. In addition, for the nine months ended September 30, 2013, the Company recorded a loss on extinguishment of debt of approximately $5 million as a result of the redemption of the remaining outstanding Original Senior Notes (see Note 6). See “Debt” in “Liquidity and Capital Resources” below for additional details. Other expenses decreased primarily due to no write-offs of deferred financing fees related to the amendment of the Credit Facility for the nine months ended September 30, 2013, compared to approximately $8 million for the nine months ended September 30, 2012.
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $2 million for the nine months ended September 30, 2013, compared to income tax expense of approximately $4 million for the nine months ended September 30, 2012. Income tax expense decreased primarily due to lower income from the Company’s taxable subsidiaries during the nine months ended September 30, 2013, compared to the same period in 2012.
Net Income (Loss)
Net income increased by approximately $292 million to net income of approximately $93 million for the nine months ended September 30, 2013, from a net loss of approximately $199 million for the nine months ended September 30, 2012. The increase was primarily due to higher production revenues and higher gains on oil and natural gas derivatives, partially offset by higher expenses, including interest. See discussions above for explanations of variances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity and Capital Resources
The Company utilizes funds from debt and equity offerings, borrowings under its Credit Facility and net cash provided by operating activities for capital resources and liquidity. To date, the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the nine months ended September 30, 2013, the Company’s capital expenditures, excluding acquisitions, were approximately $912 million. For 2013, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $1.15 billion, including approximately $1 billion related to the Company’s oil and natural gas capital program and approximately $67 million related to its plant and pipeline capital. This estimate reflects amounts for the development of properties associated with acquisitions (see Note 2), is under continuous review and subject to ongoing adjustment. The Company expects to fund these capital expenditures primarily with net cash provided by operating activities and borrowings under its Credit Facility.
As the Company pursues growth, it continually monitors the capital resources available to meet future financial obligations and planned capital expenditures. The Company’s future success in growing reserves and production volumes will be highly dependent on the capital resources available and its success in drilling for or acquiring additional reserves. The Company actively reviews acquisition opportunities on an ongoing basis. If the Company were to make significant additional acquisitions for cash, it would need to borrow additional amounts under its Credit Facility, if available, or obtain additional debt or equity financing. The Company’s Credit Facility and indentures governing its November 2019 Senior Notes, May 2019 Senior Notes and 2010 Issued Senior Notes impose certain restrictions on the Company’s ability to obtain additional debt financing. Based upon current expectations, the Company believes liquidity and capital resources will be sufficient to conduct its business and operations. For additional information about the risk that the Company may not have sufficient net cash provided by operating activities to maintain its distribution and other risk factors that could affect the Company, see Item 1A. “Risk Factors.”
Statements of Cash Flows
The following is a comparative cash flow summary:

	Nine Months Ended September 30,
	2013	2012	Variance
	(in thousands)
Net cash:
Provided by operating activities (1)	$940,511	$144,431	$796,080
Used in investing activities	(827,165)	(3,234,779)	2,407,614
Provided by (used in) financing activities	(87,109)	3,090,388	(3,177,497)
Net increase in cash and cash equivalents	$26,237	$40	$26,197

(1)	The nine months ended September 30, 2012, are net of payments made for commodity derivative premiums of approximately $583 million.
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2013, was approximately $941 million, compared to approximately $144 million for the nine months ended September 30, 2012. The increase was primarily due to no premiums paid for derivatives during the nine months ended September 30, 2013, compared to approximately $583 million in premiums paid during the same period in 2012. Premiums paid for commodity derivatives decreased primarily due to reduced acquisition activity during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. Lower premiums and higher revenues primarily due to increased production volumes were partially offset by higher expenses.
Premiums paid during the nine months ended September 30, 2012, were for commodity derivative contracts that hedge future production. The Company hedges a substantial portion of its production to reduce exposure to fluctuations in the prices of oil and natural gas and provide long-term cash flow predictability to manage its business, service debt and pay distributions. The majority of the Company’s hedges are in the form of fixed price swaps, which are entered into on market terms and without cost. The Company’s ability to enter into swaps is governed by covenants under its Credit Facility which limit the maximum percentage of forecasted future production that may be hedged using swaps to 80% for the current calendar year and the following four calendar years and 70% thereafter. In prior years, the Company has chosen to purchase put options, primarily in

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
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	$(192,871)	$(2,487,767)
Capital expenditures	(844,591)	(748,450)
Proceeds from sale of properties and equipment and other	210,297	1,438
	$(827,165)	$(3,234,779)
The primary use of cash in investing activities is for capital spending, including acquisitions and the development of the Company’s oil and natural gas properties. The decrease was primarily due to no significant acquisitions consummated during the nine months ended September 30, 2013, compared to a total of four acquisitions of properties in the Hugoton Basin, Williston/Powder River Basin, East Texas and Green River Basin regions during the same period in 2012. See Note 2 for additional details of acquisitions. Capital expenditures increased primarily due to capital additions for pipelines and supporting facilities in the Granite Wash formation, as well as development activities of properties acquired in 2012 in the Hugoton Basin, Williston/Powder River Basin and Green River Basin regions. Proceeds from sale of properties and equipment and other for the nine months ended September 30, 2013, include approximately $219 million in net proceeds received for the sale of the Panther Properties in May 2013 (see Note 2).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financing Activities
Cash used in financing activities for the nine months ended September 30, 2013, was approximately $87 million, compared to cash provided by financing activities of approximately $3.1 billion for the nine months ended September 30, 2012. The decrease in financing cash flow needs was primarily attributable to reduced acquisition activity during the nine months ended September 30, 2013. The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Proceeds from borrowings:
Credit facility	$1,260,000	$3,130,000
Senior notes	—	1,799,802
	$1,260,000	$4,929,802
Repayments of debt:
Credit facility	$(735,000)	$(2,085,000)
Senior notes	(54,898)	—
	$(789,898)	$(2,085,000)
Debt
In April 2013, the Company entered into a Sixth Amended and Restated Credit Agreement (“Credit Facility”), which provides for a revolving credit facility up to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount of $4.0 billion. The borrowing base remained unchanged at $4.5 billion and does not include any assets to be acquired in the pending transaction with Berry (see Note 2). The maturity date is April 2018. The amended and restated agreement is substantially similar to the previous Credit Facility with revisions to permit the transactions related to the acquisition of Berry and to designate Berry as an unrestricted subsidiary under the agreement. At September 30, 2013, the borrowing capacity under the Credit Facility was approximately $2.3 billion, which includes a $5 million reduction in availability for outstanding letters of credit.
As of September 30, 2013, the Company was in compliance with all financial and other covenants of the Credit Facility. If an event of default would occur and were continuing, the Company would be unable to make borrowings and its financial condition and liquidity would be adversely affected. For information related to the Credit Facility, see Note 6.
The Company depends, in part, on its Credit Facility for future capital needs. In addition, the Company has drawn on the Credit Facility to fund or partially fund cash distribution payments. Absent such borrowings, the Company would have at times experienced a shortfall in cash available to pay the declared cash distribution. For additional information, see “Distribution Practices” below. If an event of default occurs and is continuing under the Credit Facility, the Company would be unable to make borrowings to fund distributions. For additional information about this matter and other risk factors that could affect the Company, see Item 1A. “Risk Factors.”
In accordance with the provisions of the indenture related to the 2017 Senior Notes, in June 2013, the Company redeemed the remaining outstanding principal amount of approximately $41 million. In accordance with the provisions of the indenture related to the 2018 Senior Notes, in July 2013, the Company redeemed the remaining outstanding principal amount of approximately $14 million.
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
Distributions
Under the Company’s limited liability company agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions over the next four quarters. The following provides a summary of distributions paid by the Company during the nine months ended September 30, 2013:

Date Paid	Distribution Per Unit	Total Distributions
		(in millions)

September 2013	$0.2416	$57
August 2013	$0.2416	$57
July 2013	$0.2416	$57
May 2013	$0.725	$170
February 2013	$0.725	$171
In April 2013, the Company’s Board of Directors approved a change in its distribution policy that provides a distribution with respect to any quarter may be made, at the discretion of the Board of Directors, (i) within 45 days following the end of each quarter or (ii) in three equal installments within 15, 45 and 75 days following the end of each quarter. On October 1, 2013, the Company’s Board of Directors declared a cash distribution of $0.725 per unit with respect to the third quarter of 2013, to be paid in three equal monthly installments of $0.2416 per unit. The first monthly distribution with respect to the third quarter of 2013, totaling approximately $57 million, was paid on October 17, 2013, to unitholders of record as of the close of business on October 11, 2013.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements.
Contingencies
The Company has been named as a defendant in a number of lawsuits, including claims from royalty owners related to disputed royalty payments and royalty valuations. The Company has established reserves that management currently believes are adequate to provide for potential liabilities based upon its evaluation of these matters. With respect to a certain statewide class action case, the parties in this case are currently engaged in settlement negotiations and based on the current status of those negotiations, the Company estimates a range of possible loss of $1 million to $4.5 million, for which an appropriate reserve has been established. For a certain statewide class action royalty payment dispute where a reserve has not yet been established, the Company has denied that it has any liability on the claims and has raised arguments and defenses that, if accepted by the court, will result in no loss to the Company. Discovery related to class certification has concluded. Briefing and the hearing on class certification have been deferred by court order pending the Tenth Circuit Court of Appeals’ resolution of interlocutory appeals of two unrelated class certification orders. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
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
On July 9, 2013, Anthony Booth, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Booth Action”). On July 18, 2013, the Catherine A. Fisher Trust, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against the same defendants (the “Fisher Action”). On July 17, 2013, Don Gentry, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of Texas, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Gentry Action”) (the Booth Action, Fisher Action, and Gentry Action together, the “Texas Federal Actions”). The Texas Federal Actions each assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production. The Gentry Action asserts additional claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to these issues in the prospectus and registration statement for LinnCo’s initial public offering. On September 23, 2013, the Southern District of Texas entered an order transferring the Texas Federal Actions to the Southern District of New York so that they could be consolidated with the New York Federal Actions, which are described below.
On July 10, 2013, David Adrian Luciano, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Luciano Action”). The Luciano Action asserts claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to LINN Energy’s hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production in the prospectus and registration statement for LinnCo’s initial public offering. On July 12, 2013, Frank Donio, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Donio Action”). The Donio Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production. Several additional class action cases substantially similar to the Luciano Action and the Donio Action were subsequently filed in the Southern District of New York and assigned to the same judge (the Luciano Action, Donio Action, and all similar subsequently filed New York federal class actions together, the “New York Federal Actions”). The Texas Federal Actions and the New York Federal Actions have now been consolidated in the United States District Court for the Southern District of New York. The cases are in their preliminary stages and it is possible that additional similar actions could be filed. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
On July 10, 2013, Judy Mesirov, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against Mark E. Ellis, Kolja Rockov, David B. Rottino, Arden L. Walker, Jr., Charlene A. Ripley, Michael C. Linn, Joseph P. McCoy, George A. Alcorn, Terrence S. Jacobs, David D. Dunlap, Jeffrey C. Swoveland, and Linda M. Stephens in the District Court of Harris County, Texas (the “Mesirov Action”). On July 12, 2013, John Peters, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Peters Action”). On August 26, 2013, Joseph Abdalla, derivatively on behalf of nominal

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Abdalla Action”) (the Mesirov Action, Peters Action, and Abdalla Actions together, the “Texas State Court Derivative Actions”). On August 19, 2013, the Charlote J. Lombardo Trust of 2004, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the United States District Court for the Southern District of Texas (the “Lombardo Action”). On September 30, 2013, the Thelma Feldman Rev. Trust, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Feldman Rev. Trust Action”). On October 21, 2013, the Parker Family Trust of 2012, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Parker Family Trust Action”) (the Lombardo Action, Feldman Rev. Trust Action, and Parker Family Trust Action together, the “Texas Federal Court Derivative Actions”) (the Texas State Court Derivative Action and Texas Federal Court Derivative Actions together, the “Texas Derivative Actions”). The Texas Derivative Actions assert derivative claims on behalf of LINN Energy against the individual defendants for alleged breaches of fiduciary duty, waste of corporate assets, mismanagement, abuse of control, and unjust enrichment based on factual allegations similar to those in the Texas Federal Actions and the New York Federal Actions. The cases are in their preliminary stages and it is possible that additional similar actions could be filed in the District Court of Harris County, Texas, or in other jurisdictions. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
During the nine months ended September 30, 2013, and September 30, 2012, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
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

Distribution Practices
The Company’s Board of Directors determines the appropriate level of distributions on a periodic basis in accordance with the provisions of the Company’s limited liability company agreement. Management considers the timing and size of planned capital expenditures and long-term views about expected results in determining the amount of its distributions. Capital spending and resulting production and net cash provided by operating activities do not typically occur evenly throughout the year due to a variety of factors which are difficult to predict, including rig availability, weather, well performance, the timing of completions and the commodity price environment. Consistent with practices common to publicly traded partnerships, the Company’s Board of Directors historically has not varied the distribution it declares period to period based on uneven net cash provided by operating activities. The Company’s Board of Directors reviews historical financial results and forecasts for future periods, including development activities, as well as considers the impact of significant acquisitions in making a determination to increase, decrease or maintain the current level of distribution. To date in 2013, the Company’s Board of Directors has considered current shortfalls in net cash provided by operating activities after distributions and discretionary adjustments as well as forecasts of expected future net cash provided by operating activities and has decided to maintain the distribution at its current level. If shortfalls are sustained over time and forecasts demonstrate expectations for continued future shortfalls, the Company’s Board of Directors may determine to reduce, suspend or discontinue paying distributions. Please read “Risk Factors - If we are unable to fully offset declines in production and proved developed producing reserves from discretionary reductions for a portion of our oil and natural gas development costs, our net cash provided by operating activities could be reduced, which could adversely affect our ability to pay a distribution at the current level or at all” and “we may not have sufficient net cash provided by operating activities to pay our distribution at the current distribution level, or at all, and as a result, future distributions to our unitholders may be reduced or eliminated.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company intends to fund interest expense, a portion of its oil and natural gas development costs and distributions to unitholders from net cash provided by operating activities. The Company funds premiums paid for derivatives, acquisitions and other capital expenditures primarily with proceeds from debt or equity offerings, borrowings under its Credit Facility or other external sources of funding. Although it is the Company’s practice to acquire or modify derivative instruments with external sources of funding, any cash settlements on derivatives are reported as operating cash flows and may be used to fund distributions. See below for details regarding the discretionary adjustments considered by the Company’s Board of Directors in assessing the appropriate distribution amount for each period, as well as the extent to which sources of funding have been sufficient for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Net cash provided by operating activities	$379,155	$266,860	$940,511	$144,431
Distributions to unitholders	(170,569)	(144,752)	(511,686)	(426,918)
Excess (shortfall) of net cash provided by operating activities after distributions to unitholders	208,586	122,108	428,825	(282,487)
Discretionary adjustments considered by the Board of Directors:
Premiums paid for derivatives (1)	—	—	—	583,434
Cash recoveries of bankruptcy claim (2)	—	—	(5,073)	(18,277)
Cash received (paid) for acquisitions or divestitures – revenues less operating expenses (3)	(233)	36,520	(7,023)	81,647
Discretionary reductions for a portion of oil and natural gas development costs (4)	(115,659)	(100,488)	(337,869)	(256,126)
Provision for legal matters (5)	1,000	310	1,000	1,105
Changes in operating assets and liabilities and other, net (6)	(91,401)	(1,198)	(116,031)	(33,553)
Excess (shortfall) of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors (7)	$2,293	$57,252	$(36,171)	$75,743

(1)
Represent premiums paid for derivatives during the period. The Company considers the cost of premiums paid for derivatives as an investment related to its underlying oil and natural gas properties.  The Company’s statements of cash flows, prepared in accordance with GAAP, present cash settlements on derivatives and premiums paid for derivatives as operating activities.  However, for purposes of determining the amount available for distribution to unitholders, the Company considers premiums paid for derivatives as investing activities, similar to the way the initial acquisition or development costs of the Company’s oil and natural gas properties are presented as investing activities while the cash flows generated from these assets are included in net cash provided by operating activities.  The consideration of premiums paid for derivatives as investing activities for purposes of determining the amount available for distribution differs from the presentation of derivatives activities, including premiums paid, as operating activities in the Company’s financial statements prepared in accordance with GAAP.

(2)	Represent the recoveries of a bankruptcy claim against Lehman Brothers which was not a transaction occurring in the ordinary course of the Company’s business.

(3)
Represents adjustments to the purchase price of acquisitions and divestitures, based on the Company’s contractual right to revenues less operating expenses for periods from the effective date of a transaction to the closing date of a transaction. When the Company is the buyer, it is legally entitled to revenues less operating expenses generated during this period, and the Company’s Board of Directors has historically made a discretionary adjustment to include this cash in the amount available for distribution. Conversely, when the Company is the seller, the Company’s Board of Directors has historically made a discretionary adjustment to reduce this cash from the amount available for distribution during the period.

(4)
Represent discretionary reductions for a portion of oil and natural gas development costs, an estimated component of total development costs, which are amounts established by the Board of Directors at the end of each year for the following year, allocated across four quarters, that are intended to fully offset declines in production and proved developed producing reserves during the year as compared to the prior year. The portion of oil and natural gas development costs includes estimated drilling and development costs associated with projects to convert a portion of non-producing reserves to producing status. However, the amounts do not include the historical cost of acquired properties as those amounts have already been spent in prior periods, were financed primarily with external sources of funding

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

and do not affect the Company’s ability to pay distributions in the current period. The Company’s existing reserves, inventory of drilling locations and production levels will decline over time as a result of development and production activities. Consequently, if the Company were to limit its total capital expenditures to this portion of oil and natural gas development costs and not acquire new reserves, total reserves would decrease over time, resulting in an inability to maintain production at current levels, which could adversely affect the Company’s ability to pay a distribution at the current level or at all. However, the Company’s current total reserves do not include reserve additions that may result from converting existing probable and possible resources to additional proved reserves, potential additional discoveries or technological advancements on the Company’s existing acreage position. For additional information, including the risks associated with the process for determining this amount, please also see Item 1A. “Risk Factors.”
See below for total development of oil and natural gas properties as presented in the statements of cash flows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Total development of oil and natural gas properties	$271,705	$229,220	$767,604	$710,360
(5)    Represents reserves and settlements related to legal matters.

(6)
Represents primarily working capital adjustments. These adjustments may or may not impact cash provided by (used in) operating activities during the respective period, but are included as discretionary adjustments considered by the Company’s Board of Directors as the Board historically has not varied the distribution it declares period to period based on uneven cash flows. The Company’s Board of Directors, when determining the appropriate level of cash distributions, excluded the impact of the timing of cash receipts and payments; as such, this adjustment is necessary to show the historical amounts considered by the Company’s Board of Directors in assessing the appropriate distribution amount for each period.

(7)
Represents the excess (shortfall) of net operating cash flow after distributions to unitholders and discretionary adjustments. Any excess was retained by the Company for future operations, future capital expenditures, future debt service or other future obligations. Any shortfall was funded with cash on hand and/or borrowings under the Company’s Credit Facility.

A summary of the significant sources and uses of funding for the respective periods is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)

Net cash provided by operating activities	$379,155	$266,860	$940,511	$144,431
Distributions to unitholders	(170,569)	(144,752)	(511,686)	(426,918)
Excess (shortfall) of net operating cash flow after distributions to unitholders	208,586	122,108	428,825	(282,487)
Plus (less):
Net cash provided by financing activities (excluding distributions to unitholders)	240,379	846,011	424,577	3,517,306
Acquisition of oil and natural gas properties and joint-venture funding	(128,490)	(724,834)	(192,871)	(2,487,767)
Development of oil and natural gas properties	(271,705)	(229,220)	(767,604)	(710,360)
Purchases of other property and equipment	(21,840)	(15,657)	(76,987)	(38,090)
Proceeds from sale of properties and equipment and other	(602)	863	210,297	1,438
Net increase (decrease) in cash and cash equivalents	$26,328	$(729)	$26,237	$40

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
The Company cannot predict how future environmental laws and regulations may impact its properties or operations. For the nine months ended September 30, 2013, the Company did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of its facilities. The Company is not aware of any environmental issues or claims that will require material capital expenditures during 2013 or that will otherwise have a material impact on its financial position, results of operations or cash flows.
Critical Accounting Policies and Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that are believed to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Actual results may differ from these estimates and assumptions used in the preparation of the financial statements.
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
Commodity Price Risk
An important part of the Company’s business strategy includes hedging a significant portion of its forecasted production to reduce exposure to fluctuations in the prices of oil and natural gas and provide long-term cash flow predictability to manage its business, service debt and pay distributions. The current direct NGL hedging market is constrained in terms of price, volume, duration and number of counterparties, which limits the Company’s ability to effectively hedge its NGL production. As a result, currently, the Company directly hedges only its oil and natural gas production. By removing a significant portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in net cash provided by operating activities due to fluctuations in commodity prices.
The Company enters into commodity hedging transactions primarily in the form of swap contracts that are designed to provide a fixed price and, from time to time, put options that are designed to provide a fixed price floor with the opportunity for upside. The Company enters into these transactions with respect to a portion of its projected production to provide an economic hedge of the risk related to the future commodity prices received. The Company does not enter into derivative contracts for trading purposes. There have been no significant changes to the Company’s objectives, general strategies or instruments used to manage the Company’s commodity price risk exposures from the year ended December 31, 2012.
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
At September 30, 2013, the fair value of fixed price swaps and put contracts was a net asset of approximately $805 million. A 10% increase in the index oil and natural gas prices above the September 30, 2013, prices would result in a net asset of approximately $75 million, which represents a decrease in the fair value of approximately $730 million; conversely, a 10% decrease in the index oil and natural gas prices below September 30, 2013, prices would result in a net asset of approximately $1.6 billion, which represents an increase in the fair value of approximately $777 million.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts will likely differ from those estimated at September 30, 2013, and December 31, 2012, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.
The Company cannot be assured that its counterparties will be able to perform under its derivative contracts. If a counterparty fails to perform and the derivative arrangement is terminated, the Company’s cash flow and ability to pay distributions could be impacted.
Interest Rate Risk
At September 30, 2013, the Company had long-term debt outstanding under its Credit Facility of approximately $1.7 billion, which incurred interest at floating rates (see Note 6). A 1% increase in the London Interbank Offered Rate (“LIBOR”) would result in an estimated $17 million increase in annual interest expense.
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
At September 30, 2013, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 1.36%. A 1% increase in the average public bond yield spread would result in no significant increase or decrease in net income for the nine months ended September 30, 2013. At September 30, 2013, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 3.22%. A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $14 million decrease in net income for the nine months ended September 30, 2013.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.
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
There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2013 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Risks Relating to Our Business
We may not have sufficient net cash provided by operating activities to pay our distribution at the current distribution level, or at all, and as a result, future distributions to our unitholders may be reduced or eliminated.
Our net cash provided by operating activities is frequently less than cash distributions to our unitholders. While our Board of Directors makes discretionary adjustments to net cash provided by operating activities when declaring a distribution for the current period, if we generate insufficient net cash provided by operating activities for a sustained period of time, our Board of Directors may determine to reduce or eliminate our distribution to unitholders. Any such reduction in distributions may cause the trading price of our units to decline. Factors that may cause us to generate net cash provided by operating activities that is insufficient to pay our current distribution to unitholders include, among other things, the following:

•
Production from existing assets: Our revenues are dependent on how much oil, natural gas and NGLs we produce. If our existing assets under-perform for a prolonged period of time with respect to expected production volumes, our revenues may be lower than expected, and net cash provided by operating activities could be insufficient to pay our current distribution to unitholders.

•
NGL commodity prices: We have been and continue to be limited in our ability to effectively hedge our NGL production. As a result, we are subject to the current depressed price environment for NGLs, and in particular, ethane prices. If current price levels for NGLs continue into the future, our revenues and results of operations will be affected, and net cash provided by operating activities could be insufficient to pay our current distribution to unitholders.

•
Access to and cost of capital: Accretive acquisitions are an integral component of our business strategy. When revenues are expected to be lower as a result of under-performance of assets, weakening commodity prices on unhedged volumes or declining contract prices on hedged volumes, we seek to make accretive acquisitions of oil and natural gas properties to cover potential shortfalls in net cash provided by operating activities in order to maintain our distribution level. As a result of the pending SEC inquiry, we may be limited in our ability to access the capital markets at an acceptable cost or at all; thus our ability to make accretive acquisitions may be limited.

As a result of these and other factors, the amount of cash we may distribute to our unitholders in the future may be significantly less than the current distribution level or the distribution may be suspended or eliminated.
If we are unable to fully offset declines in production and proved developed producing reserves from discretionary reductions for a portion of our oil and natural gas development costs, our net cash provided by operating activities could be reduced, which could adversely affect our ability to pay a distribution at the current level or at all.
In determining the amount of cash that we distribute to unitholders, our Board of Directors establishes at the end of each year the estimated amounts (which we refer to as discretionary reductions for a portion of oil and natural gas development costs) that we believe will be necessary during the following year to fully offset declines in production and proved developed producing reserves through drilling and development activities. In determining this portion of oil and natural gas development costs (which includes estimated drilling and development costs associated with projects to convert a portion of non-producing reserves to producing status but does not include the historical cost of acquired properties as those amounts have already been spent in prior periods and were financed primarily with external sources of funding), management evaluates historical results of

Item 1A.    Risk Factors - Continued

our drilling and development activities based on periodically revised and updated information from past years to assess the costs, adequacy and effectiveness of such activities and future assumptions regarding cost trends, production and decline rates and reserve recoveries. However, our management does not conduct an analysis to evaluate historical amounts of capital actually spent on such drilling and development activities. Our ability to pursue projects with the intent to fully offset declines in production and proved developed producing reserves through drilling and development activities is limited to our inventory of development opportunities on our existing acreage position. Management’s estimate of this discretionary portion of our oil and natural gas development costs does not include the historical acquisition cost of projects pursued during the year or the acquisition of new oil and natural gas reserves. Moreover, our assumptions regarding costs, production and decline rates and reserve recoveries may prove incorrect. If we are unable to fully offset declines in production and proved developed producing reserves from this discretionary portion of our oil and natural gas development costs, our net cash provided by operating activities could be reduced, which could adversely affect our ability to pay a distribution at the current level or at all. Furthermore, our existing reserves, inventory of drilling locations and production levels will decline over time as a result of development and production activities. Consequently, if we were to limit our total capital expenditures to this discretionary portion of our oil and natural gas development costs and not complete acquisitions of new reserves, total reserves would decrease over time, resulting in an inability to sustain production at current levels, which could adversely affect our ability to pay a distribution at the current level or at all.
Risks Relating to the SEC Inquiry and Shareholder Litigation
We will incur significant costs associated with the pending SEC inquiry and other legal proceedings, and the ultimate outcome of these matters is uncertain.
We, LinnCo and our and LinnCo’s current and former directors and officers are the subjects of a number of purported class action lawsuits and derivative lawsuits, and there is an ongoing private SEC inquiry regarding us and LinnCo. We cannot predict the duration, outcome or impact of these pending matters, but the lawsuits could result in judgments against us and LinnCo and directors and officers named as defendants. Furthermore, we are unable to predict the timing or outcome of the SEC inquiry or estimate the nature or amount of any possible sanction or enforcement action the SEC could seek to impose, which could include fines, penalties, damages, sanctions, administrative remedies and modifications to our disclosure, accounting and business practices, including a prohibition on specific conduct or a potential restatement of our financial statements, any of which could be material. Our legal expenses incurred in defending the lawsuits and responding to the SEC inquiry have been significant and we expect them to continue to be significant in the future. In addition, members of our senior management have been required to divert significant attention and resources to these matters, reducing the time, attention and resources they have available to devote to managing our business. These additional expenses and diversion of attention and resources, along with any reputational issues raised by these lawsuits and inquiry, may materially affect our business and results of operations and consequently our cash flow.
Our ability to grow and increase cash flow is limited by reduced access to capital markets.
Our business model depends on access to capital markets at an acceptable cost to fund acquisitions and our capital expenditures. Due to uncertainty regarding the timing, duration and subject matter of the SEC’s inquiry and negative press related to such inquiry, we are limited in our ability to access the capital markets. If this situation persists, we may not be able to access the capital markets on acceptable terms, or at all, to make acquisitions or fund our capital expenditures necessary to sustain or increase current production, which may reduce our ability to generate higher revenues and consequently our ability to increase cash flow and sustain or increase distributions.
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

Item 1A.    Risk Factors - Continued

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

There can be no assurance that these risks will not materialize, and if any of them do, they may have an adverse effect on our financial position, results of operations and net cash provided by operating activities.
The SEC inquiry, shareholder litigation and other factors may make the market price of our units highly volatile.
The market price of our units could fluctuate substantially in the future due to the factors discussed in this “Risk Factors” section, including the risks relating to the SEC inquiry and shareholder litigation, and other factors including rumors or dissemination of false information; changes in coverage or earnings estimates by analysts; our ability to meet analysts’ or market expectations; and sales of our units by existing unitholders. For example, after the announcement of the SEC inquiry, the price of our units dropped significantly. Currently a number of purported class action lawsuits have been filed against us as well as derivative demands on behalf of certain purchasers of our units. Litigation of this kind could result in additional substantial litigation costs, a damages award against us, further diversion of management’s attention and additional volatility in the market price of our units.
Negative press from the SEC inquiry and shareholder litigation or otherwise could have a material adverse effect on our business, financial condition and results of operations.
The negative press resulting from the SEC inquiry and shareholder litigation matters have harmed our reputation and could otherwise result in a loss of future business with our counterparties and business partners. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us. If our business partners and customers curtail their relationships with us, we could experience higher costs of doing business due to less favorable terms and/or the need to find alternative partners. There can be no assurance that our business partners and customers will not attempt to end or curtail their relationships with us.
Risks Relating to the Merger
The merger will not be completed on or prior to October 31, 2013 (the “End Date”). After the End Date, any of us, LinnCo or Berry may unilaterally terminate the merger agreement at any time prior to completion of the merger.
The merger will not be completed on or prior to the End Date, and although the merger agreement does not automatically terminate as of such date, any of us, LinnCo or Berry may unilaterally terminate the merger agreement at any time following such date prior to completion of the merger. There can be no assurances as to whether the parties will agree to extend the End Date or that the parties will refrain from exercising their rights to terminate the merger agreement.
The exchange ratio is fixed and will not be adjusted in the event of any change in either LinnCo’s share price or Berry’s stock price.
Upon the consummation of the merger, each share of Berry common stock will be converted into the right to receive 1.25 LinnCo common shares, with cash paid in lieu of fractional shares. This exchange ratio was fixed in the merger agreement and will not be adjusted for changes in the market price of either LinnCo common shares or Berry common stock. Changes in the price of LinnCo common shares prior to the merger will affect the market value of the merger consideration that Berry stockholders will receive on the date of the merger. Stock price changes may result from a variety of factors (many of which are beyond our control and the control of Berry and LinnCo), including the following factors:

•	market reaction to the announcement of the merger and the prospects of the combined company;

•	changes in our, Berry’s and LinnCo’s respective businesses, operations, assets, liabilities and prospects;

•	changes in market assessments of our, Berry’s or LinnCo’s business, operations, financial position and prospects;

•	market assessments of the likelihood that the merger will be completed;

Item 1A.    Risk Factors - Continued

•	interest rates, general market and economic conditions and other factors generally affecting the price of LinnCo common shares and Berry common stock;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we, Berry and LinnCo operate; and

•	other factors beyond our, Berry’s and LinnCo’s control, including those described or referred to elsewhere in this “Risk Factors” section.
The price of LinnCo common shares at the closing of the merger may vary from its price on the date the merger agreement was executed, on the date of this quarterly report and on the date of the Berry special meeting and the LinnCo annual meeting. As a result, the market value of the merger consideration represented by the exchange ratio will also vary.
Because the merger will be completed after the dates of our annual meeting, the Berry special meeting and the LinnCo annual meeting, the exact market value of the LinnCo common shares that Berry stockholders will receive upon completion of the merger will be unknown on such date. Our unitholders should consider the following two risks:

•
If the price of LinnCo common shares increases between the date the merger agreement was signed or the date of the LinnCo annual meeting and the effective time of the merger, Berry stockholders will receive LinnCo common shares that have a market value upon completion of the merger that is greater than the market value of such shares calculated pursuant to the exchange ratio when the merger agreement was signed or the date of the LinnCo annual meeting, respectively. Therefore, while the number of LinnCo common shares to be issued per share of Berry common stock is fixed, the LinnCo common shareholders cannot be sure of the market value of the consideration that will be paid to Berry stockholders upon completion of the merger.

•
If the price of LinnCo common shares declines between the date the merger agreement was signed or the date of the Berry special meeting and the effective time of the merger, including for any of the reasons described above, Berry stockholders will receive LinnCo common shares that have a market value upon completion of the merger that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the merger agreement was signed or on the date of the Berry special meeting, respectively. Therefore, while the number of LinnCo common shares to be issued per share of Berry common stock is fixed, Berry stockholders cannot be sure of the market value of the LinnCo common shares they will receive upon completion of the merger or the market value of LinnCo common shares at any time after the completion of the merger.

The merger and related transactions are subject to approval by our unitholders, Berry stockholders and LinnCo shareholders.
In order for the merger to be completed, Berry stockholders must adopt the merger agreement and approve the merger and the other transactions contemplated by the merger agreement, which requires approval by a majority of the votes entitled to be cast by all outstanding shares of Berry common stock as of the record date for the Berry special meeting. While a vote of the LinnCo common shareholders is not required to approve the merger, the approval of the LinnCo common shareholders is required under NASDAQ Marketplace Rule 5635(a) in order for LinnCo to be authorized to issue LinnCo common shares to Berry stockholders in connection with the merger. Approval of the issuance of LinnCo common shares to Berry stockholders under NASDAQ rules requires the affirmative vote of a majority of votes cast by holders of LinnCo common shares at the LinnCo annual meeting. Additionally, the LinnCo common shareholders must approve certain amendments to the limited liability company agreement of LinnCo, which requires the affirmative vote of a majority of outstanding LinnCo voting shares and a majority of outstanding LinnCo common shares, voting as separate classes. In addition, in order for the merger to be completed, our unitholders must approve the issuance of our units to LinnCo in connection with the contribution of Berry to us, which requires the affirmative vote of a majority of the votes cast by holders of our units at our annual meeting under NASDAQ Marketplace Rule 5635(a).
We may experience difficulties in integrating the Berry business, which could cause the combined company to fail to realize many of the anticipated potential benefits of the merger.
We entered into the merger agreement because we believe that the transaction will be beneficial to Berry and its stockholders, LinnCo and its shareholders and us and our unitholders. Achieving the anticipated benefits of the transaction will depend in part upon whether we are able to integrate the business of Berry in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The difficulties of integrating Berry’s business with our business

Item 1A.    Risk Factors - Continued

potentially will include, among other things, the necessity of coordinating geographically separated organizations and addressing possible differences incorporating cultures and management philosophies, and the integration of certain operations following the transaction, which will require the dedication of significant management resources and which may temporarily distract management’s attention from the day-to-day business of the combined company.
An inability to realize the full extent of the anticipated benefits of the transaction, as well as any delays encountered in the transition process, could have an adverse effect upon our revenues, level of expenses and operating results after the acquisition of Berry, which may affect the value of our units after the closing of the merger.
The terms of Berry’s indebtedness may restrict Berry’s ability to make distributions to us.
Berry’s credit facility and the indentures governing its outstanding notes contain, and any future indebtedness may also contain, a number of restrictive covenants that impose operating restrictions on Berry, including restrictions on Berry’s ability to make distributions to us. Any such restrictions on Berry’s ability to make distributions to us would adversely affect our ability to make distributions to our unitholders.
The market price of our units and LinnCo common shares after the merger may be affected by factors different from those affecting our units or the shares of LinnCo or Berry currently.
Our, Berry’s and LinnCo’s businesses differ and, accordingly, our results of operations after the acquisition of Berry and the market price of our units and LinnCo common shares after the merger may be affected by factors that differ from those currently affecting our, Berry’s or LinnCo’s independent results of operations.
The pendency of the merger could adversely affect our, Berry’s and LinnCo’s business and operations.
In connection with the pending merger, some of our and Berry’s customers or vendors may delay or defer decisions, which could negatively impact our, Berry’s and LinnCo’s revenues, earnings, cash flows and expenses, regardless of whether the merger is completed. In addition, due to operating covenants in the merger agreement, each of us, Berry and LinnCo may be unable, during the pendency of the merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business.
The merger is subject to the receipt of consents and approvals from governmental entities that may impose conditions that could have an adverse effect on us or LinnCo.
Before the merger may be completed, various waivers, approvals, clearances or consents must be obtained from the FTC, FERC and the Antitrust Division of the Department of Justice (the “Antitrust Division”) and other authorities in the United States. These governmental entities may impose conditions on the completion of the merger or require changes to the terms of the merger. Although Berry and LinnCo do not currently expect that any such conditions or changes will be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on us and LinnCo or limiting our and LinnCo’s revenues following the merger, any of which might have an adverse effect on us or LinnCo following the merger.
Failure to complete the merger could negatively affect our unit price and Berry’s and LinnCo’s stock price , respectively, and their respective future businesses and financial results.
If the merger is not completed, our, Berry’s and LinnCo’s ongoing businesses may be adversely affected and we, Berry and LinnCo will be subject to several risks and consequences, including the following:

•	under the merger agreement, Berry may be required, under certain circumstances, to pay LinnCo a termination fee of $83.7 million or $25.7 million in respect of LinnCo’s expenses;

•	under the merger agreement, LinnCo may be required, under certain circumstances, to pay Berry a termination fee of $83.7 million or $25.7 million in respect of Berry’s expenses;

•	We, Berry and LinnCo will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;

Item 1A.    Risk Factors - Continued

•	We, Berry and LinnCo would not realize the expected benefits of the merger;

•
under the merger agreement, we and each of Berry and LinnCo are subject to certain restrictions on the conduct of its business prior to completing the merger which may adversely affect its ability to execute certain of its business strategies;

•
matters relating to the merger may require substantial commitments of time and resources by Berry, LinnCo and our management, which could otherwise have been devoted to other opportunities that may have been beneficial to Berry, LinnCo and us as independent companies; and

•
We, Berry or LinnCo may be responsible for the net losses resulting from the termination of the derivative transactions entered into by Berry on or after the date of the merger agreement, which net losses could be significant.

In addition, if the merger is not completed, we, Berry and LinnCo may experience negative reactions from the financial markets and from our respective customers and employees. We, Berry and/or LinnCo also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us, Berry or LinnCo to attempt to force them to perform their respective obligations under the merger agreement.
We and LinnCo expect to incur substantial expenses related to the merger.
We and LinnCo expect to incur substantial expenses in connection with completing the merger and integrating the business, operations, networks, systems, technologies, policies and procedures of Berry with our own. There are a large number of systems that must be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed assets, lease administration and regulatory compliance. Although we and LinnCo have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses associated with the merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the Berry business following the completion of the merger. As a result of these expenses, we and LinnCo expect to take charges against our respective earnings before and after the completion of the merger. The charges taken in connection with the merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.
Following the merger, we and Berry may be unable to retain key employees.
Our success and the success of LinnCo after the merger will depend in part upon our ability to retain key Berry and our employees. Key employees may depart either before or after the merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain following the merger. Accordingly, no assurance can be given that we will be able to retain key Berry employees or our employees to the same extent as in the past.
Pending litigation against us, Berry and LinnCo could result in an injunction preventing completion of the merger, the payment of damages in the event that the merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the merger.
Purported stockholder class actions have been filed against, among others, us, Berry, LinnCo and the members of the Berry board of directors. Multiple actions seek an injunction barring or rescinding the merger and damages in connection with the proposed transactions. If a final settlement is not reached, or if dismissals of these actions are not obtained, these lawsuits could prevent or delay the completion of the merger, and result in substantial costs to us Berry and LinnCo, including costs associated with the indemnification of directors. Additional lawsuits related to the merger may be filed against us, Berry, LinnCo and each of our respective directors. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is completed may adversely affect the combined company’s business, financial condition or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases. The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time. The Company did not repurchase any units during the nine months ended September 30, 2013. At September 30, 2013, approximately $56 million was available for unit repurchase under the program.

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

Item 6.	Exhibits

Exhibit Number		Description
10.1*	—
Purchase and Sale Agreement by and among B.C. Operating, Inc., Crump Energy Partners, LLC, Crown Oil Partners IV, LP, Compass Operating, LLC, Compass Oil & Gas, L.P. and Linn Energy Holdings, LLC, dated September 11, 2013

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

LINN ENERGY, LLC
(Registrant)

Date: October 28, 2013	/s/ David B. Rottino
David B. Rottino
Senior Vice President of Finance, Business Development and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)