Form 10-K/A
period 2012-12-31
LINN ENERGY, LLC
filed 2013-11-05
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Documents Incorporated By Reference:
None

EXPLANATORY NOTE
Linn Energy, LLC (“LINN Energy” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on February 21, 2013. In connection with LinnCo, LLC’s (“LinnCo”) acquisition of Berry Petroleum Company, the Company and LinnCo filed a Registration Statement on Form S-4 and subsequent amendments to the S-4 (as amended, the “S-4”) to address the SEC’s comments to the S-4 and the Original Filing. This Amended Filing is being filed to conform the disclosures in the Annual Report on Form 10-K with the disclosures made in the S-4.
For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the revisions. In the Amended Filing, the Company has updated:
(a) Item 1. Business to include additional disclosure regarding the Company’s commodity hedging, among other revisions;
(b) Item 1A. Risk Factors;
(c) Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;
(d) Item 6. Selected Financial Data;
(e) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to add additional disclosures regarding the Company’s commodity hedging, its board of directors determination of the amount of cash distributions to pay unitholders (including discretionary reductions for a portion of oil and natural gas development costs) and gains (losses) on oil and natural gas derivatives and voluntarily remove non-GAAP financial measures, among other revisions;
(f) Item 7A. Quantitative and Qualitative Disclosures About Market Risk to revise disclosures with respect to commodity hedging transactions;
(g) Items 10. through 14. of Part III to include information that was previously omitted;
(h) Item 15. Exhibits and Financial Statement Schedules, and
(i) Exhibit 99.1. Report of DeGolyer and MacNaughton to include a discussion regarding the inherent uncertainties of reserves estimates.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.
The Amended Filing continues to speak as of the date of the Original Filing and, except as set forth in the sections indicated above, the Company has not updated the Original Filing to reflect events occurring subsequently to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

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
Since January 1, 2007, excluding three acquisitions of Appalachian Basin properties sold in July 2008, the Company has completed 40 acquisitions of working and royalty interests in oil and natural gas properties and related gathering and pipeline assets. Total acquired proved reserves at the date of acquisition were approximately 4.5 Tcfe with acquisition costs of approximately $2.01 per Mcfe. Estimates of proved reserves at the date of acquisition were primarily prepared by the independent engineering firm, DeGolyer and MacNaughton. The Company finances acquisitions with a combination of

Item 1.    Business - Continued

funds from equity and debt offerings, bank borrowings and net cash provided by operating activities. See Note 2 for additional details about the Company’s acquisitions.
Efficiently Operate and Develop Acquired Properties
The Company has centralized the operation of its acquired properties into defined operating regions to minimize operating costs and maximize production and capital efficiency. The Company maintains a large inventory of drilling and optimization projects within each region to achieve organic growth from its capital development program. The Company generally seeks to be the operator of its properties so that it can develop drilling programs and optimization projects that not only replace production, but add value through reserve and production growth and future operational synergies. The development program is focused on lower-risk, repeatable drilling opportunities to maintain and/or grow net cash provided by operating activities. Many of the wells are completed in multiple producing zones with commingled production and long economic lives. In addition, the Company seeks to deliver attractive financial returns by leveraging its experienced workforce and scalable infrastructure. For 2013, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $1.2 billion, including $1.1 billion related to its oil and natural gas capital program and $67 million related to its plant and pipeline capital. This estimate is under continuous review and is subject to ongoing adjustments. The Company expects to fund these capital expenditures primarily with net cash provided by operating activities and bank borrowings.
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
For additional details about the Company’s commodity derivatives, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”  See also Note 7 and Note 8.
In addition, the Company may from time to time enter into derivative contracts in the form of interest rate swaps to minimize the effects of fluctuations in interest rates. Currently, the Company has no outstanding interest rate swaps.

Item 1.    Business - Continued

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
Proved reserves as of the acquisition date for all of the above referenced acquisitions were estimated using the average oil and natural gas prices during the preceding 12-month period, determined as an unweighted average of the first-day-of-the-month prices for each month. Estimates of proved reserves as of the acquisition date for all of the above referenced acquisitions as well as estimates of proved reserves at December 31, 2012, were prepared by the independent engineering firm, DeGolyer and MacNaughton.
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

Item 1.    Business - Continued

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

Item 1.    Business - Continued

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

Item 1.    Business - Continued

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

Item 1.    Business - Continued

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
As discussed in the “Strategy” section above, the Company enters into derivative contracts primarily in the form of swap contracts and put options to reduce the impact of commodity price volatility on its net cash provided by operating activities. By removing a significant portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in net cash provided by operating activities due to fluctuations in commodity prices.
The following sets forth information regarding average daily production, average prices and average costs for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Average daily production:
Natural gas (MMcf/d)	349	175	137
Oil (MBbls/d)	29.2	21.5	13.1
NGL (MBbls/d)	24.5	10.8	8.3
Total (MMcfe/d)	671	369	265

Weighted average prices (unhedged): (1)
Natural gas (Mcf)	$2.87	$4.35	$4.24
Oil (Bbl)	$88.59	$91.24	$75.16
NGL (Bbl)	$32.10	$42.88	$39.14

Average NYMEX prices:
Natural gas (MMBtu)	$2.79	$4.05	$4.40
Oil (Bbl)	$94.20	$95.12	$79.53

Costs per Mcfe of production:
Lease operating expenses	$1.29	$1.73	$1.64
Transportation expenses	$0.31	$0.21	$0.20
General and administrative expenses (2)	$0.71	$0.99	$1.02
Depreciation, depletion and amortization	$2.47	$2.48	$2.46
Taxes, other than income taxes	$0.54	$0.58	$0.47

(1)	Does not include the effect of gains (losses) on derivatives.

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

(2)
In accordance with Securities and Exchange Commission (“SEC”) regulations, reserves were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, excluding escalations based upon future conditions. The average price used to estimate reserves is held constant over the life of the reserves.

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
We use a significant amount of water in our hydraulic fracturing operations. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our drilling and production operations, could adversely impact our operations. Moreover, new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the development or production of natural gas. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial condition.
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
We may not have sufficient net cash provided by operating activities to pay the distribution at the current distribution level, or at all, and future distributions to our unitholders may fluctuate from quarter to quarter.
We may not have sufficient net cash provided by operating activities each quarter to pay the distribution at the current distribution level or at all. Under the terms of our limited liability company agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and any cash reserve amounts that our Board of Directors establishes to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions to our unitholders. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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

Item 1A.    Risk Factors - Continued

In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	availability of borrowings on acceptable terms under our Credit Facility to pay distributions;

•	the costs of acquisitions, if any;

•	fluctuations in our working capital needs;

•	timing and collectability of receivables;

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

Item 1A.    Risk Factors - Continued

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
Our ability to grow and to increase distributions to our unitholders is partially dependent on our ability to make acquisitions that result in an increase in net cash provided by operating activities. We may be unable to make such acquisitions because we are:

•	unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them;

•	unable to obtain financing for these acquisitions on economically acceptable terms; or

•	outbid by competitors.
In any such case, our future growth and ability to increase distributions will be limited. Furthermore, even if we do make acquisitions that we believe will increase net cash provided by operating activities, these acquisitions may nevertheless result in a decrease in available cash flow per unit.
If we are unable to fully offset declines in production and proved developed producing reserves from discretionary reductions for a portion of our oil and natural gas development costs, our net cash provided by operating activities could be reduced, which could adversely affect our ability to pay a distribution at the current level or at all.
In determining the amount of cash that we distribute to unitholders, our Board of Directors establishes at the end of each year the estimated amounts (which we refer to as discretionary reductions for a portion of oil and natural gas development costs) that we believe will be necessary during the following year to fully offset declines in production and proved developed producing reserves through drilling and development activities. In determining this portion of oil and natural gas development costs (which includes estimated drilling and development costs associated with projects to convert a portion of non-producing reserves to producing status but does not include the historical cost of acquired properties as those amounts have already been spent in prior periods and were financed primarily with external sources of funding), management evaluates historical results of our drilling and development activities based on periodically revised and updated information from past years to assess the costs, adequacy and effectiveness of such activities and future assumptions regarding cost trends, production and decline rates and reserve recoveries. However, our management does not conduct an analysis to evaluate historical amounts of capital actually spent on such drilling and development activities. Our ability to pursue projects with the intent to fully offset declines in production and proved developed producing reserves through drilling and development activities is limited to our inventory of development opportunities on our existing acreage position. Management’s estimate of this discretionary portion of our oil and natural gas development costs does not include the historical acquisition cost of projects pursued during the year or the acquisition of new oil and natural gas reserves. Moreover, our assumptions regarding costs, production and decline rates and reserve recoveries may prove incorrect. If we are unable to fully offset declines in production and proved developed producing reserves from this discretionary portion of our oil and natural gas development costs, our net cash provided by operating activities could be reduced, which could adversely affect our ability to pay a distribution at the current level or at all. Furthermore, our existing reserves, inventory of drilling locations and production levels will decline over time as a result of development and production activities. Consequently, if we were to limit our total capital expenditures to this discretionary portion of our oil and natural gas development costs and not complete acquisitions of new reserves, total reserves would decrease over time, resulting in an

Item 1A.    Risk Factors - Continued

inability to sustain production at current levels, which could adversely affect our ability to pay a distribution at the current level or at all.
We have significant indebtedness under our November 2019 Senior Notes, May 2019 Senior Notes, 2010 Issued Senior Notes, and Original Senior Notes (collectively, “Senior Notes”) and, from time to time, our Credit Facility. For a discussion of our Senior Notes, see Note 6. Our Credit Facility and the indentures governing our Senior Notes have substantial restrictions and financial covenants and we may have difficulty obtaining additional credit, which could adversely affect our operations, our ability to make acquisitions and our ability to pay distributions to our unitholders.
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
We depend, in part, on our Credit Facility for future capital needs. We have drawn on our Credit Facility to fund or partially fund cash distribution payments. Absent such borrowing, we would have at times experienced a shortfall in cash available to pay our declared cash distribution amount. If there is a default by us under our Credit Facility that continues beyond any applicable cure period, we would be unable to make borrowings to fund distributions. In addition, we may finance acquisitions through borrowings under our Credit Facility or the incurrence of additional debt. To the extent that we are unable to incur additional debt under our Credit Facility or otherwise because we are not in compliance with the financial covenants in the Credit Facility, we may not be able to complete acquisitions, which could adversely affect our ability to maintain or increase distributions. Furthermore, to the extent we are unable to refinance our Credit Facility on terms that are as favorable as those in our existing Credit Facility, or at all, our ability to fund our operations and our ability to pay distributions could be affected.
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

Item 1A.    Risk Factors - Continued

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
To achieve more predictable net cash provided by operating activities and to reduce our exposure to adverse fluctuations in the prices of oil and natural gas, we enter into commodity derivative contracts for a significant portion of our production. Commodity derivative arrangements expose us to the risk of financial loss in some circumstances, including situations when production is less than expected. If we experience a sustained material interruption in our production or if we are unable to perform our drilling activity as planned, we might be forced to satisfy all or a portion of our derivative obligations without the benefit of the cash flow from our sale of the underlying physical commodity, resulting in a substantial reduction of our liquidity, which may adversely affect our ability to pay distributions to our unitholders.
Our limited ability to hedge our NGL production could adversely impact our net cash provided by operating activities and results of operations.
A liquid, readily available and commercially viable market for hedging NGLs has not developed in the same way that exists for crude oil and natural gas. The current direct NGL hedging market is constrained in terms of price, volume, tenor and number of counterparties, which limits our ability to hedge our NGL production effectively or at all. As a result, our net cash provided by operating activities and results of operations could be adversely impacted by fluctuations in the market prices for NGL products.
Counterparty failure may adversely affect our derivative positions.
We cannot be assured that our counterparties will be able to perform under our derivative contracts. If a counterparty fails to perform and the derivative arrangement is terminated, our net cash provided by operating activities and ability to pay distributions could be impacted.
Commodity prices are volatile, and a significant decline in commodity prices for a prolonged period would reduce our revenues, net cash provided by operating activities and profitability and we may have to lower our distribution or may not be able to pay distributions at all.
Our revenue, profitability and cash flow depend upon the prices of and demand for oil, natural gas and NGL. The oil, natural gas and NGL market is very volatile and a drop in prices can significantly affect our financial results and impede our growth. Changes in oil, natural gas and NGL prices have a significant impact on the value of our reserves and on our net cash provided by operating activities. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for them, market uncertainty and a variety of additional factors that are beyond our control, such as:

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

Item 1A.    Risk Factors - Continued

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations and taxation;

•	the impact of energy conservation efforts;

•	the proximity and capacity of pipelines and other transportation facilities; and

•	the price and availability of alternative fuels.
In the past, the prices of oil, natural gas and NGL have been extremely volatile, and we expect this volatility to continue. If commodity prices decline significantly for a prolonged period, our net cash provided by operating activities will decline, and we may have to lower our distribution or may not be able to pay distributions at all.
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
Unless we replace our reserves, our reserves and production will decline, which would adversely affect our net cash provided by operating activities from operations and our ability to make distributions to our unitholders.
Producing oil, natural gas and NGL reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The overall rate of decline for our production will change if production from our existing wells declines in a different manner than we have estimated and can change when we drill additional wells, make acquisitions and under other circumstances. Thus, our future oil, natural gas and NGL reserves and production and, therefore, our cash flow and income, are highly dependent on our success in efficiently developing our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our net cash provided by operating activities and our ability to make distributions to our unitholders.
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

Item 1A.    Risk Factors - Continued

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
The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development and production of oil, natural gas and NGL reserves. These expenditures will reduce our cash available for distribution. We intend to finance our future capital expenditures with net cash provided by operating activities and to the extent necessary, with equity and debt offerings or bank borrowings. Our net cash provided by operating activities and access to capital are subject to a number of variables, including:

•	our proved reserves;

•	the level of oil, natural gas and NGL we are able to produce from existing wells;

•	the prices at which we are able to sell our oil, natural gas and NGL; and

•	our ability to acquire, locate and produce new reserves.
If our revenues or the borrowing base under our Credit Facility decrease as a result of lower oil, natural gas and NGL prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. Our Credit Facility restricts our ability to obtain new financing. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If net cash provided by operating activities or cash available under our Credit Facility is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our development operations, which in turn could lead to a possible decline in our reserves.
We may decide not to drill some of the prospects we have identified, and locations that we decide to drill may not yield oil, natural gas and NGL in commercially viable quantities.
Our prospective drilling locations are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require additional geological and engineering analysis. Based on a variety of factors, including future oil, natural gas and NGL prices, the generation of additional seismic or geological information, the availability of drilling rigs and other factors, we may decide not to drill one or more of these prospects. As a result, we may not be able to increase or sustain our reserves or production, which in turn could have an adverse effect on our business, financial position, results of operations and our ability to pay distributions. In addition, the SEC’s reserve reporting rules include a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. At December 31, 2012, we had 2,504 proved undeveloped drilling locations. To the extent that we do not drill these locations within five years of initial booking, they may not continue to qualify for classification as proved reserves, and we may be required to reclassify such reserves as unproved reserves. The reclassification of such reserves could also have a negative effect on the borrowing base under our Credit Facility.
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
Our identified drilling location inventories are scheduled out over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of their drilling, resulting in temporarily lower net cash provided by operating activities, which may impact our ability to pay distributions.
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
Any of these events can cause increased costs or restrict our ability to drill the wells and conduct the operations which we currently have planned. Any delay in the drilling program or significant increase in costs could impact our ability to generate sufficient net cash provided by operating activities to pay distributions to our unitholders at the current distribution level or at all. Increased costs could include losses from personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, loss of wells and regulatory penalties. We ordinarily maintain insurance against certain losses and liabilities arising from our operations. However, it is impossible to insure against all operational risks in the course of our business. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse impact on our business activities, financial position and results of operations.
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

Item 1A.    Risk Factors - Continued

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

Item 1A.    Risk Factors - Continued

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
Unlike a corporation, our limited liability company agreement requires us to make distributions to our unitholders of all available cash reduced by any amounts of reserves for commitments and contingencies, including capital and operating costs and debt service requirements. The value of our units may decrease in direct correlation with decreases in the amount we distribute per unit. Accordingly, if we experience a liquidity problem in the future, we may have difficulty issuing more equity to recapitalize.
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

Item 1A.    Risk Factors - Continued

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
New comprehensive financial reform legislation was signed into law by the President on July 21, 2010. The legislation calls for the Commodity Futures Trading Commission (the “CFTC”) to regulate certain markets for over-the-counter (“OTC”) derivative products. In its rulemaking under the new legislation, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalent. Certain bona fide hedging transactions or positions would be exempt from these position limits. The position limits rule was challenged in court by two industry associations and was vacated and remanded by a federal district court. The CFTC appealed the district court’s ruling and that appeal is pending. The financial reform legislation may also require our swap-dealer counterparties to comply with margin requirements and/or capital requirements relating to our uncleared swaps with those counterparties, but the timing of any adoption of any such regulations, and their scope, are uncertain. These and other CFTC rules implementing Dodd-Frank could impose burdens on market participants to such an extent that liquidity in the bilateral OTC derivative market decreases substantially. The legislation and new regulations may also require counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any new regulations, including determinations with respect to the applicability of margin and capital requirements for uncleared trades, could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay distributions at the current levels or at all. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.
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

Item 1A.    Risk Factors - Continued

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
We expect LinnCo to complete the merger by January 31, 2014. However, due to the pending SEC inquiry, the timing of LinnCo’s pending merger with Berry is uncertain. If the merger is not completed, or there are delays in completing the merger, our unit price and our business could be adversely affected and we would be subject to a number of risks, including the following:

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

Item 1A.    Risk Factors - Continued

Risks Relating to the Merger
The exchange ratio is fixed and will not be adjusted in the event of any change in either LinnCo’s share price or Berry’s stock price.
Upon the consummation of the merger, each share of Berry common stock will be converted into the right to receive 1.68 LinnCo common shares, with cash paid in lieu of fractional shares. This exchange ratio was fixed in the merger agreement and will not be adjusted for changes in the market price of either LinnCo common shares or Berry common stock. Changes in the price of LinnCo common shares prior to the merger will affect the market value of the merger consideration that Berry stockholders will receive on the date of the merger. Stock price changes may result from a variety of factors (many of which are beyond our control and the control of Berry and LinnCo), including the following factors:

•	market reaction to the announcement of the merger and the prospects of the combined company;

•	changes in our, Berry’s and LinnCo’s respective businesses, operations, assets, liabilities and prospects;

•	changes in market assessments of our, Berry’s or LinnCo’s business, operations, financial position and prospects;

•	market assessments of the likelihood that the merger will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the price of LinnCo common shares and Berry common stock;

•	the status of our SEC inquiry and litigation;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we, Berry and LinnCo operate; and

•	other factors beyond our, Berry’s and LinnCo’s control, including those described or referred to elsewhere in this “Risk Factors” section.
The price of LinnCo common shares at the closing of the merger may vary from its price on the date the merger agreement was executed, on the date of this joint proxy statement/prospectus and on the date of the Berry special meeting and the LinnCo annual meeting. As a result, the market value of the merger consideration represented by the exchange ratio will also vary.
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

Item 1A.    Risk Factors - Continued

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
We entered into the merger agreement because we believe that the transaction will be beneficial to Berry and its stockholders, LinnCo and its shareholders and us and our unitholders. Achieving the anticipated benefits of the transaction will depend in part upon whether we are able to integrate the business of Berry in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The difficulties of integrating Berry’s business with our business potentially will include, among other things, the necessity of coordinating geographically separated organizations and addressing possible differences incorporating cultures and management philosophies, and the integration of certain operations following the transaction, which will require the dedication of significant management resources and which may temporarily distract management’s attention from the day-to-day business of the combined company.
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

Item 1A.    Risk Factors - Continued

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

Item 1A.    Risk Factors - Continued

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

Item 6.    Selected Financial Data - Continued

(2)
Net of payments made for commodity derivative premiums of approximately $583 million, $134 million, $120 million, $94 million and $130 million for the years ended December 31, 2012, December 31, 2011, December 31, 2010, December 31, 2009, and December 31, 2008, respectively.

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

(1)
In accordance with Securities and Exchange Commission (“SEC”) regulations, reserves at December 31, 2012, December 31, 2011, December 31, 2010, and December 31, 2009, were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, excluding escalations based upon future conditions. In accordance with SEC regulations, reserves at December 31, 2008, were estimated using year-end prices. The price used to estimate reserves is held constant over the life of the reserves.

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
Executive Overview
LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering in January 2006. The Company’s properties are located in eight operating regions in the United States (“U.S.”):

•	Mid-Continent, which includes properties in Oklahoma, Louisiana and the eastern portion of the Texas Panhandle (including the Granite Wash and Cleveland horizontal plays);

•	Hugoton Basin, which includes properties located primarily in Kansas and the Shallow Texas Panhandle;

•	Green River Basin, which includes properties located in southwest Wyoming;

•	Permian Basin, which includes areas in west Texas and southeast New Mexico;

•	Michigan/Illinois, which includes the Antrim Shale formation in the northern part of Michigan and oil properties in southern Illinois;

•	Williston/Powder River Basin, which includes the Bakken formation in North Dakota and the Powder River Basin in Wyoming;

•	California, which includes the Brea Olinda Field of the Los Angeles Basin; and

•	East Texas, which includes properties located in east Texas.
Results for the year ended December 31, 2012, included the following:

•	oil, natural gas and NGL sales of approximately $1.6 billion compared to $1.2 billion in 2011;

•	average daily production of 671 MMcfe/d compared to 369 MMcfe/d in 2011;

•	net loss of approximately $387 million compared to net income of $438 million in 2011;

•	net cash provided by operating activities of approximately $351 million compared to $519 million in 2011;

•	capital expenditures, excluding acquisitions, of approximately $1.1 billion compared to $697 million in 2011; and

•	440 wells drilled (436 successful) compared to 294 wells drilled (292 successful) in 2011.
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
Proved reserves as of the acquisition date for all of the above referenced acquisitions were estimated using the average oil and natural gas prices during the preceding 12-month period, determined as an unweighted average of the first-day-of-the-month prices for each month. Estimates of proved reserves as of the acquisition date for all of the above referenced acquisitions as well as estimates of proved reserves at December 31, 2012, were prepared by the independent engineering firm, DeGolyer and MacNaughton.
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

(1)
During the year ended December 31, 2011, the Company canceled (before the contract settlement date) derivative contracts on estimated future oil and natural gas production resulting in gains of approximately $27 million. The proceeds from the cancellation of the derivative contracts were reallocated within the Company’s derivatives portfolio.

(2)
General and administrative expenses for the years ended December 31, 2012, and December 31, 2011, include approximately $28 million and $21 million, respectively, of noncash unit-based compensation expenses.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Year Ended December 31,
	2012	2011	Variance
Average daily production:
Natural gas (MMcf/d)	349	175	99%
Oil (MBbls/d)	29.2	21.5	36%
NGL (MBbls/d)	24.5	10.8	127%
Total (MMcfe/d)	671	369	82%

Weighted average prices (unhedged): (1)
Natural gas (Mcf)	$2.87	$4.35	(34)%
Oil (Bbl)	$88.59	$91.24	(3)%
NGL (Bbl)	$32.10	$42.88	(25)%

Average NYMEX prices:
Natural gas (MMBtu)	$2.79	$4.05	(31)%
Oil (Bbl)	$94.20	$95.12	(1)%

Costs per Mcfe of production:
Lease operating expenses	$1.29	$1.73	(25)%
Transportation expenses	$0.31	$0.21	48%
General and administrative expenses (2)	$0.71	$0.99	(28)%
Depreciation, depletion and amortization	$2.47	$2.48	—
Taxes, other than income taxes	$0.54	$0.58	(7)%

(1)	Does not include the effect of gains (losses) on derivatives.

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
Gains on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives decreased by approximately $325 million to gains of approximately $125 million for the year ended December 31, 2012, from gains of approximately $450 million for the year ended December 31, 2011. Gains on oil and natural gas derivatives decreased primarily due to the changes in fair value of the derivative contracts, partially offset by increased cash settlements during the year. The results for 2012 also include gains of approximately $22 million related to the recovery of a bankruptcy claim (see Note 11). The results for 2011 also include gains of approximately $27 million related to canceled contracts of which the proceeds were reallocated within the Company’s derivatives portfolio. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
During the year ended December 31, 2012, the Company had commodity derivative contracts for approximately 110% of its natural gas production, including natural gas put options used to indirectly hedge NGL revenues, and 106% of its oil production. During the year ended December 31, 2011, the Company had commodity derivative contracts for approximately

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

101% of its natural gas production, including natural gas put options used to indirectly hedge NGL revenues, and 101% of its oil production.
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
Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, increased by approximately $53 million or 68% to approximately $132 million for the year ended December 31, 2012, from approximately $79 million for the year ended December 31, 2011. Severance taxes, which are a function of revenues generated from production, increased by approximately $21 million compared to the year ended December 31, 2011, primarily due to higher production volumes partially offset by lower commodity prices. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased by approximately $32 million compared to the year ended December 31, 2011, primarily due to property acquisitions in 2011 and 2012 and higher rates on the Company’s base properties.
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

(1)
During the year ended December 31, 2011, the Company canceled (before the contract settlement date) derivative contracts on estimated future oil and natural gas production resulting in gains of approximately $27 million. The proceeds from the cancellation of the derivative contracts were reallocated within the Company’s derivatives portfolio.

(2)
General and administrative expenses for the years ended December 31, 2011, and December 31, 2010, include approximately $21 million and $13 million, respectively, of noncash unit-based compensation expenses.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Year Ended December 31,
	2011	2010	Variance
Average daily production:
Natural gas (MMcf/d)	175	137	28%
Oil (MBbls/d)	21.5	13.1	64%
NGL (MBbls/d)	10.8	8.3	30%
Total (MMcfe/d)	369	265	39%

Weighted average prices (unhedged): (1)
Natural gas (Mcf)	$4.35	$4.24	3%
Oil (Bbl)	$91.24	$75.16	21%
NGL (Bbl)	$42.88	$39.14	10%

Average NYMEX prices:
Natural gas (MMBtu)	$4.05	$4.40	(8)%
Oil (Bbl)	$95.12	$79.53	20%

Costs per Mcfe of production:
Lease operating expenses	$1.73	$1.64	5%
Transportation expenses	$0.21	$0.20	5%
General and administrative expenses (2)	$0.99	$1.02	(3)%
Depreciation, depletion and amortization	$2.48	$2.46	1%
Taxes, other than income taxes	$0.58	$0.47	23%

(1)	Does not include the effect of gains (losses) on derivatives.

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
Gains on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives increased by approximately $375 million to gains of approximately $450 million for the year ended December 31, 2011, from gains of approximately $75 million for the year ended December 31, 2010. Gains on oil and natural gas derivatives increased primarily due to the changes in fair value of the derivative contracts, partially offset by decreased cash settlements during the year. The results for 2011 also include gains of approximately $27 million related to canceled contracts of which the proceeds were reallocated within the Company’s derivatives portfolio. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
During the year ended December 31, 2011, the Company had commodity derivative contracts for approximately 101% of its natural gas production, including natural gas put options used to indirectly hedge NGL revenues, and 101% of its oil production. During the year ended December 31, 2010, the Company had commodity derivative contracts for approximately 114% of its natural gas production, including natural gas put options used to indirectly hedge NGL revenues, and 97% of its oil production.
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Year Ended December 31,
	2011	2010	Variance
	(in thousands)

Loss on extinguishment of debt	$(94,612)	$—	$(94,612)
Interest expense, net of amounts capitalized	(259,725)	(193,510)	(66,215)
Settlements on interest rate derivatives	—	(8,021)	8,021
Cash settlements on canceled interest rate derivatives	—	(123,865)	123,865
Changes in fair value on unsettled interest rate derivatives	—	63,978	(63,978)
Other, net	(7,792)	(7,167)	(625)
	$(362,129)	$(268,585)	$(93,544)
Other income and (expenses) increased by approximately $94 million during the year ended December 31, 2011, compared to the year ended December 31, 2010. Interest expense increased primarily due to higher outstanding debt during the period and higher amortization of financing fees associated with the 2019 Senior Notes and the 2010 Issued Senior Notes, as defined in Note 6. In addition, in May 2011, the Company entered into a Fifth Amended and Restated Credit Facility, which also resulted in higher amortization of financing fees. For the year ended December 31, 2011, the Company also recorded a loss on extinguishment of debt of approximately $95 million as a result of the redemptions of and cash tender offers for a portion of the Original Senior Notes, as defined in Note 6. See “Debt” in “Liquidity and Capital Resources” below for additional details. The year ended December 31, 2010, included approximately $68 million of losses on interest rate derivatives.
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company considers the cost of premiums paid for put options as an investment related to its underlying oil and natural gas properties and includes the cost of acquisition-related derivatives in the transaction economics. For the years ended December 31, 2012, December 31, 2011, and December 31, 2010, the Company paid premiums of approximately $583 million, $134 million and $120 million, respectively, for derivatives designed to reduce its exposure to fluctuations in commodity prices. The amounts paid were for derivative instruments that hedged production for multiple years. Of these amounts, approximately $320 million, $52 million and $21 million was paid for derivatives specifically related to the acquisitions consummated by the Company during the respective years.
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
Liquidity and Capital Resources
The Company utilizes funds from debt and equity offerings, borrowings under its Credit Facility and net cash provided by operating activities for capital resources and liquidity. To date, the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the year ended December 31, 2012, the Company’s total capital expenditures, excluding acquisitions, were approximately $1.1 billion. For 2013, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $1.2 billion, including $1.1 billion related to its oil and natural gas capital program and approximately $67 million related to its plant and pipeline capital. This estimate reflects amounts for the development of properties associated with acquisitions (see Note 2), is under continuous review and subject to ongoing adjustments. The Company expects to fund these capital expenditures primarily with net cash provided by operating activities and borrowings under its Credit Facility.
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

(1)
The years ended December 31, 2012, December 31, 2011, and December 31, 2010, are net of payments made for commodity derivative premiums of approximately $583 million, $134 million and $120 million, respectively.

Operating Activities
Cash provided by operating activities for the year ended December 31, 2012, was approximately $351 million, compared to approximately $519 million for the year ended December 31, 2011. The decrease was primarily due to approximately $583 million in premiums paid for derivatives during the year ended December 31, 2012, compared to $134 million in premiums paid during the year ended December 31, 2011. Premiums paid for commodity derivatives increased primarily due to increased acquisition activity during the year ended December 31, 2012, as compared to the year ended December 31, 2011. Higher premiums and expenses were partially offset by higher revenues primarily due to increased production volumes.
Cash provided by operating activities was approximately $519 million for the year ended December 31, 2011, compared to approximately $271 million for the year ended December 31, 2010. The increase was primarily due to increased production volumes and commodity prices partially offset by higher expenses.
Premiums paid during the years ended December 31, 2012, 2011 and 2010, were for commodity derivative contracts that hedge future production. The Company hedges a substantial portion of its production to reduce exposure to fluctuations in the prices of oil and natural gas and provide long-term cash flow predictability to manage its business, service debt and pay distributions. The majority of the Company’s hedges are in the form of fixed price swaps, which are entered into on market terms and without cost. The Company’s ability to enter into swaps is governed by covenants under its Credit Facility which limit the maximum percentage of forecasted future production that may be hedged using swaps to 80% for the current calendar year and the following four calendar years and 70% thereafter. In prior years, the Company has chosen to purchase put options, primarily in connection with acquisitions, to hedge certain volumes in excess of volumes already hedged with swaps to achieve greater downside commodity price protection. Put options require the payment of a premium, which the Company pays in cash at the time of execution and no additional amounts are payable in the future under the contracts.
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
As of December 31, 2012, 2011 and 2010, the Company was in compliance with all financial and other covenants of the Credit Facility. If an event of default would occur and were continuing, the Company would be unable to make borrowings and its financial condition and liquidity would be adversely affected. For information related to the Credit Facility, see Note 6.
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
The Company depends, in part, on its Credit Facility for future capital needs. In addition, the Company has drawn on the Credit Facility to fund or partially fund cash distribution payments. Absent such borrowings, the Company would have at times experienced a shortfall in cash available to pay the declared cash distribution amount. For additional information, see “Distribution Practices” below. If an event of default occurs and is continuing under the Credit Facility, the Company would be unable to make borrowings to fund distributions. For additional information about this matter and other risk factors that could affect the Company, see Item 1A. “Risk Factors.”
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Distribution Practices
The Company’s Board of Directors determines the appropriate level of distributions on a periodic basis in accordance with the provisions of the Company’s limited liability company agreement. Management considers the timing and size of planned capital expenditures and long-term views about expected results in determining the amount of its distributions. Capital spending and resulting production and net cash provided by operating activities do not typically occur evenly throughout the year due to a variety of factors which are difficult to predict, including rig availability, weather, well performance, the timing of completions and the commodity price environment. Consistent with practices common to publicly traded partnerships, the Company’s Board of Directors historically has not varied the distribution it declares period to period based on uneven net cash provided by operating activities. The Company’s Board of Directors reviews historical financial results and forecasts for future periods, including development activities, as well as considers the impact of significant acquisitions in making a determination to increase, decrease or maintain the current level of distribution. For example, in each of years ended December 31, 2012, 2011 and 2010, following acquisitions and development activities during such years, the Company’s Board of Directors reviewed the excess net cash provided by operating activities after distributions and discretionary adjustments in then-current periods, as well as forecasts of expected future net cash provided by operating activities and determined to increase the distribution in each of those years. If shortfalls are sustained over time and forecasts demonstrate expectations for continued future shortfalls, the Company’s Board of Directors may determine to reduce, suspend or discontinue paying distributions. Please read “Risk Factors – If we are unable to fully offset declines in production and proved developed producing reserves from discretionary reductions for a portion of our oil and natural gas development costs, our net cash provided by operating activities could be reduced, which could adversely affect our ability to pay a distribution at the current level or at all” and “we may not have sufficient net cash provided by operating activities to pay our distribution at the current distribution level, or at all, and as a result, future distributions to our unitholders may be reduced or eliminated.”
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

	Year Ended December 31,
	2012	2011	2010
	(in thousands)

Net cash provided by operating activities	$350,907	$518,706	$270,918
Distributions to unitholders	(596,935)	(466,488)	(365,711)
Excess (shortfall) of net cash provided by operating activities after distributions to unitholders	(246,028)	52,218	(94,793)
Discretionary adjustments considered by the Board of Directors:
Premiums paid for derivatives (1)	583,434	134,352	120,376
Cash settlements on canceled derivatives (2)	—	(26,752)	123,865
Cash recoveries of bankruptcy claim (3)	(21,503)	—	—
Cash received for acquisitions – revenues less operating expenses (4)	80,502	57,966	42,846
Discretionary reductions for a portion of oil and natural gas development costs (5)	(362,430)	(167,281)	(88,245)
Provision for legal matters (6)	414	1,086	4,362
Changes in operating assets and liabilities and other, net (7)	47,951	72,147	(16,646)
Excess of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors (8)	$82,340	$123,736	$91,765

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

(3)	Represent the recoveries of a bankruptcy claim against Lehman Brothers which was not a transaction occurring in the ordinary course of the Company’s business.

(4)
Represents adjustments to the purchase price of acquisitions, based on the Company’s contractual right to revenues less operating expenses for periods from the effective date of a transaction to the closing date of a transaction. When the Company is the buyer, it is legally entitled to revenues less operating expenses generated during this period, and the Company’s Board of Directors has historically made a discretionary adjustment to include this cash in the amount available for distribution. Conversely, when the Company is the seller, the Company’s Board of Directors has historically made a discretionary adjustment to reduce this cash from the amount available for distribution during the period.

(5)
Represent discretionary reductions for a portion of oil and natural gas development costs, an estimated component of total development costs, which are amounts established by the Board of Directors at the end of each year for the following year, allocated across four quarters, that are intended to fully offset declines in production and proved developed producing reserves during the year as compared to the prior year. The portion of oil and natural gas development costs includes estimated drilling and development costs associated with projects to convert a portion of non-producing reserves to producing status. However, the amounts do not include the historical cost of acquired properties as those amounts have already been spent in prior periods, were financed primarily with external sources of funding and do not affect the Company’s ability to pay distributions in the current period. The Company’s existing reserves, inventory of drilling locations and production levels will decline over time as a result of development and production activities. Consequently, if the Company were to limit its total capital expenditures to this portion of oil and natural gas development costs and not acquire new reserves, total reserves would decrease over time, resulting in an inability to maintain production at current levels, which could adversely affect the Company’s ability to pay a distribution at the current level or at all. However, the Company’s current total reserves do not include reserve additions that may result from converting existing probable and possible resources to additional proved reserves, potential additional discoveries or technological advancements on the Company’s existing acreage position. For additional information, including the risks associated with the process for determining this amount, please also see “Risk Factors - If we are unable to fully offset declines in production and proved developed producing reserves from discretionary reductions for a portion of our oil and natural gas development costs, our net cash provided by operating activities could be reduced, which could adversely affect our ability to pay a distribution at the current level or at all.”

See below for total development of oil and natural gas properties as presented in the statements of cash flows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)

Total development of oil and natural gas properties	$984,530	$574,635	$204,832
See below for disclosure for the last three years regarding (i) discretionary reductions for a portion of oil and natural gas development costs and (ii) the portion of reserves estimated to be converted from non-producing to producing status through the capital expenditures that are discretionary reductions for a portion of oil and natural gas development costs.

	Year Ended December 31,
	2012	2011	2010

Discretionary reductions for a portion of oil and natural gas development costs (in thousands) (a)	$362,430	$167,281	$88,245
Portion of non-producing reserves estimated to be converted to producing status through discretionary reductions (Bcfe) (b)	265	120	90

(a)
Represents the estimated costs to convert non-producing reserves to producing status on the Company’s most efficient projects, with the intent to fully offset declines in production and proved developed producing reserves through drilling and development activities. Includes not only the conversion of reserves from proved undeveloped to producing status but also includes converting reserves that are non-proved to producing status and converting reserves from activities such as recompletions and workovers to

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

producing status. Such estimated costs and quantities do not represent actual costs or reserve conversions or additions. See Item 1. “Business” and “Supplemental Oil and Natural Gas Data (Unaudited)” in Item 8. “Financial Statements and Supplementary Data” for information regarding historical reserve conversions or additions and the related costs of such conversions or additions.

(b)
Represents the reserves estimated to be converted from the Company’s most efficient projects, with the intent to fully offset declines in production and proved developed producing reserves through drilling and development activities. Includes not only the conversion of reserves from proved undeveloped to producing status but also includes converting reserves that are non-proved to producing status and converting reserves from activities such as recompletions and workovers to producing status.

(6)	Represents reserves and settlements related to legal matters.

(7)
Represents primarily working capital adjustments. These adjustments may or may not impact cash provided by operating activities during the respective period, but are included as discretionary adjustments considered by the Company’s Board of Directors as the Board historically has not varied the distribution it declares period to period based on uneven cash flows. The Company’s Board of Directors, when determining the appropriate level of cash distributions, excluded the impact of the timing of cash receipts and payments; as such, this adjustment is necessary to show the historical amounts considered by the Company’s Board of Directors in assessing the appropriate distribution amount for each period.

(8)
Represents the excess (shortfall) of net operating cash flow after distributions to unitholders and discretionary adjustments. Any excess was retained by the Company for future operations, future capital expenditures, future debt service or other future obligations. Any shortfall was funded with cash on hand and/or borrowings under the Company’s Credit Facility.

A summary of the significant sources and uses of funding for the respective periods is presented below:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)

Net cash provided by operating activities	$350,907	$518,706	$270,918
Distributions to unitholders	(596,935)	(466,488)	(365,711)
Excess (shortfall) of net operating cash flow after distributions to unitholders	(246,028)	52,218	(94,793)
Plus (less):
Net cash provided by financing activities (excluding distributions to unitholders)	3,930,986	1,843,255	1,889,971
Acquisition of oil and natural gas properties and joint-venture funding	(2,640,475)	(1,500,193)	(1,351,033)
Development of oil and natural gas properties	(984,530)	(574,635)	(204,832)
Purchases of other property and equipment	(60,549)	(55,229)	(18,181)
Proceeds from sale of properties and equipment and other	725	(303)	(7,362)
Net increase (decrease) in cash and cash equivalents	$129	$(234,887)	$213,770
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
At December 31, 2011, the fair value of fixed price swaps and put option contracts was a net asset of approximately $605 million. A 10% increase in the index oil and natural gas prices above December 31, 2011, prices would result in a net asset of approximately $176 million, which represents a decrease in the fair value of approximately $429 million; conversely, a 10% decrease in the index oil and natural gas prices below December 31, 2011, prices would result in a net asset of approximately $1.0 billion, which represents an increase in the fair value of approximately $428 million.
The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. Company management validates the

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk - Continued

data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those securities trade in active markets.
The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts will likely differ from those estimated at December 31, 2012, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.
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
/s/ KPMG LLP

Houston, Texas
February 21, 2013

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk - Continued

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

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

LINN ENERGY, LLC
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

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

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
Our business and affairs are managed by executive officers and a board of directors. Our executive officers are Mark E. Ellis, Kolja Rockov, Arden L. Walker, Jr. and David B. Rottino. As of the date of this annual report, our board of directors is composed of six directors, including four independent directors constituting our audit committee. Our directors are George A. Alcorn, David D. Dunlap, Mark E. Ellis, Michael C. Linn, Joseph P. McCoy and Jeffrey C. Swoveland.
The following table sets forth specific information for our executive officers and directors. All of our directors are elected annually. Executive officers are appointed for one-year terms.

Name	Age	Position
Mark E. Ellis	57	Chairman, President and Chief Executive Officer; Director

Kolja Rockov	42	Executive Vice President and Chief Financial Officer

Arden L. Walker, Jr.	53	Executive Vice President and Chief Operating Officer

David B. Rottino	47	Senior Vice President of Finance, Business Development and Chief Accounting Officer

George A. Alcorn	81	Independent Director
David D. Dunlap	52	Independent Director

Michael C. Linn	61	Founder and Director

Joseph P. McCoy	62	Independent Director

Jeffrey C. Swoveland	57	Independent Director
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
Kolja Rockov is the Executive Vice President and Chief Financial Officer and has served in such capacity since joining the Company in March 2005. Mr. Rockov has more than 15 years of experience in the oil and natural gas finance industry. From October 2004 until he joined the Company in March 2005, Mr. Rockov served as a Managing Director in the Energy Group at RBC Capital Markets, where he was primarily responsible for investment banking coverage of the U.S. exploration and production sector. Mr. Rockov is the founding chairman of a philanthropic organization benefiting Texas Children’s Cancer Center in Houston, which has raised more than $1 million since 2009.
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

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

Paso Corporation from June 2006 to May 2008. Mr. Rottino is a Certified Public Accountant. In addition, he currently serves on the Board of Camp for All.
George A. Alcorn was appointed to our board of directors in January 2006, and is Chairman of the Nominating and Governance Committee and serves on the Audit Committee. Mr. Alcorn also serves on the LinnCo, LLC (“LinnCo”) board of directors, to which he was appointed in April 2012. Mr. Alcorn serves as President of Alcorn Exploration, Inc., a private exploration and production company. Mr. Alcorn is also a member of the board of directors of EOG Resources, Inc. He is a past chairman of the Independent Petroleum Association of America (the “IPAA”) and a founding member and past chairman of the Natural Gas Council.
David D. Dunlap was appointed to our board of directors in May 2012. Mr. Dunlap is an independent director. Mr. Dunlap serves on our Audit, Compensation, Nominating and Governance and Conflicts Committees. Mr. Dunlap also served on the LinnCo board of directors from May 2012 until February 2013. Mr. Dunlap is President and Chief Executive Officer and Director of Superior Energy Services, Inc. (“Superior”) a position that he has held since April 2010. Prior to joining Superior, Mr. Dunlap was Executive Vice President and Chief Operating Officer for BJ Services Company (“BJ Services”). During a twenty-five year career with BJ Services, he served in a variety of engineering, operations, and management positions including President of BJ Services’ International Division and Vice President of Division Sales. Mr. Dunlap is a member of the Board of Directors of the Texas A&M University Petroleum Engineering Industry Board, The John Cooper School Board of Trustees, the Board of Directors of The Cynthia Woods Mitchell Pavilion, and the Woodlands Children’s Museum Board of Directors.
Michael C. Linn is the founder of Linn Energy, LLC, and has served as a director since December 2011. Prior to that, he was Executive Chairman of our board of directors since January 2010. He served as our Chairman and Chief Executive Officer from December 2007 to January 2010; Chairman, President and Chief Executive Officer from June 2006 to December 2007; and President, Chief Executive Officer and Director from March 2003 to June 2006. Mr. Linn also serves on the LinnCo board of directors, to which he was appointed in April 2012. Mr. Linn also serves on the Board of Directors and is Chairman of the Risk Committee for Nabors Industries, Ltd, Board of Directors for Black Stone Minerals and is a Senior Advisor for Quantum Energy Partners, LLC. Mr. Linn currently serves on: National Petroleum Council; IPAA-Chairman of Political Action Committee; Texas Representative for the Legal and Regulatory Affairs Committee of the Interstate Oil and Gas Compact Commission. He previously served on the following: IPAA-Chairman-Board of Directors; Natural Gas Supply Association-Director; National Gas Council - Chairman and Director; Independent Oil and Gas Associations of New York, Pennsylvania and West Virginia - Chairman and President of each. He was named as the 2011 IPAA Chief Roughneck of the Year, inducted into the All American Wildcatters, and received The Woodrow Wilson Award for Public Service.
Joseph P. McCoy was appointed to our board of directors in September 2007, and is Chairman of the Audit Committee. Mr. McCoy also serves on the LinnCo board of directors, to which he was appointed in April 2012, and is Chairman of the LinnCo Audit Committee. Mr. McCoy served as Senior Vice President and Chief Financial Officer of Burlington Resources Inc. from 2005 until 2006 and Vice President and Controller (Chief Accounting Officer) of Burlington Resources Inc. from 2001 until 2005. Prior to joining Burlington Resources, Mr. McCoy spent 27 years with Atlantic Richfield and affiliates in a variety of financial positions. Mr. McCoy has served on the boards of directors of Global Geophysical Services, Inc. and Scientific Drilling International since 2011 and served as a member of the board of directors of Rancher Energy, Inc. and BPI Energy Corp. from 2007 to 2009. Since 2006, other than his service on LinnCo’s board of directors and the other boards identified above, Mr. McCoy has been retired.
Jeffrey C. Swoveland was appointed to our board of directors in January 2006. Mr. Swoveland is an independent director. Mr. Swoveland is the Chairman of our Compensation Committee and serves on the Audit, Nominating and Governance and Conflicts Committees. Mr. Swoveland also served on the LinnCo board of directors from April 2012 until February 2013. Since June 2009, Mr. Swoveland has served as the Chief Executive Officer of ReGear Life Sciences (formerly known as Coventina Healthcare Enterprises), a medical device company that develops and markets products which reduce pain and increase the rate of healing through therapeutic, deep tissue heating. From May 2006 to June 2009, Mr. Swoveland served as Chief Operating Officer of ReGear Life Sciences. From 2000 to 2006, he served as Chief Financial Officer of BodyMedia, a life-science and bioinformatics company. From 1994 to 2000, he served as Director of Finance, VP Finance & Treasurer and Interim Chief Financial Officer of Equitable Resources, Inc., a diversified natural gas company. Mr. Swoveland is also Chairman of the Board of Directors of PDC Energy, Inc.

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

Qualifications of Director Nominees
In making its recommendation to nominate the current directors for reelection, the Nominating and Governance Committee of the board of directors (Nominating Committee) determined that each of George A. Alcorn, David D. Dunlap, Mark E. Ellis, Michael C. Linn, Joseph P. McCoy and Jeffrey C. Swoveland, possesses the following qualifications:

1.	personal and professional integrity and high ethical standards;

2.	good business judgment;

3.	an excellent reputation in the industry in which the nominee or director is or has been primarily employed;

4.	a sophisticated understanding of our business or similar businesses;

5.	curiosity and a willingness to ask probing questions of management;

6.
the ability and willingness to work cooperatively with other members of the board of directors and with our Chairman, President and Chief Executive Officer and our other members of senior management; and

7.	the ability and willingness to support us with his preparation for, attendance at and participation in board of directors meetings.
The Nominating Committee further found that each of the nominees possesses the following experience, qualifications, attributes and skills that, combined with those qualifications identified above, led the Nominating Committee to conclude that such nominee should serve as a member of our board of directors:

1.	George A. Alcorn

•	As President of Alcorn Exploration, Inc., brings significant knowledge of our business.

•	Brings significant experience in the oil and natural gas industry, including as former chairman of the IPAA.

•	As member of the board of directors and committees of EOG Resources, Inc., brings experience and expertise serving on public company boards and as nominating committee chair.

2.	David D. Dunlap

•	As current President, CEO and director of Superior, brings significant knowledge of public company governance and process.

•	Brings significant experience in the oil and natural gas industry.

•	Brings over 25 years of experience in the well services business.

3.	Mark E. Ellis

•	As our current Chairman, President and Chief Executive Officer, is well suited to inform the board of directors of significant strategic matters and to lead the board of directors as Chairman.

•	Brings significant experience in the oil and natural gas industry, including membership in the Society of Petroleum Engineers.

•	As an engineer, brings technical expertise.

4.	Michael C. Linn

•	As our founder, brings historical knowledge and strategic experience and is well suited to serve as a link between the board of directors and management.

•	Brings significant experience in the oil and natural gas industry, including as former chairman of the IPAA.

•	As an attorney, brings legal expertise.

5.	Joseph P. McCoy

•	As former Chief Financial Officer of Burlington Resources Inc., brings significant knowledge of our business.

•
As former director of Rancher Energy, Inc. and BPI Energy Corp. and current director of Global Geophysical Services, Inc. and Scientific Drilling International brings experience serving on public company boards.

•	As former Chief Financial Officer and Chief Accounting Officer of Burlington Resources Inc., brings

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

significant financial expertise and experience in the preparation and review of financial statements and disclosure documents.

6.	Jeffrey C. Swoveland

•
As former Vice President and Treasurer and Interim Chief Financial Officer of Equitable Resources, Inc., brings significant financial expertise and experience in the preparation and review of financial statements and disclosure documents.

•	Brings expertise and experience in banking, including credit/financial analysis.

•	As director and former chair of the audit and compensation committees of PDC Energy, Inc. brings experience serving on public company boards and as compensation committee chair.
Corporate Governance
Section 16(a) Beneficial Ownership Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of our units to file reports of ownership and changes in ownership concerning our units with the SEC and to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the Section 16(a) filings that have been received by us and written representations that no other reports were filed, we believe that all filings required to be made under Section 16(a) during 2012 were timely made.
Governance Guidelines and Codes of Ethics
Our board of directors has adopted Corporate Governance Guidelines to assist it in the exercise of its responsibility to provide effective governance over our affairs for the benefit of our unitholders. In addition, we have adopted a Code of Business Conduct and Ethics, which sets forth legal and ethical standards of conduct for all our employees, as well as our directors. We also have adopted a separate code of ethics which applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller. All of these documents are available on our website, www.linnenergy.com, and will be provided free of charge to any unitholder requesting a copy by writing to our Corporate Secretary, Linn Energy, LLC, 600 Travis, Suite 5100, Houston, Texas 77002. If any substantive amendments are made to the Code of Ethics for our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Controller or if we grant any waiver, including any implicit waiver, from a provision of such code, we will disclose the nature of such amendment or waiver within four business days on our website. The information on our website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings we make with the SEC.
Audit Committee
Our board of directors has a standing audit committee. The Audit Committee assists our board of directors in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of our independent public accountant. During 2012, the Audit Committee held seven meetings. The Audit Committee is currently comprised of four directors: Mr. McCoy (Chairman), Mr. Alcorn, Mr. Dunlap and Mr. Swoveland. Terrence Jacobs served on the Audit Committee in 2012 and until his resignation from our board of directors in February 2013. Each member of the Audit Committee is “independent” as defined by the NASDAQ listing standards and applicable SEC rules, and is financially literate. Mr. McCoy has been designated the “audit committee financial expert.” Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. McCoy’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. McCoy any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and board of directors, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or board of directors.
Our Audit Committee also annually reviews related party transactions and other specific matters that our board of directors believes may involve conflicts of interest. The Audit Committee determines if the related party transaction or resolution of the conflict of interest is in the best interest of our company. In accordance with our limited liability company agreement, any conflict of interest matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to our company and approved by all of our unitholders.

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

Nominating and Governance Committee
There have been no material changes to the procedures by which our unitholders may recommend nominees to our board of directors implemented since our most recent disclosure of such procedures in our Proxy Statement for the Annual Meeting of Unitholders held on April 24, 2012.
Item 11.    Executive Compensation
2012 Highlights and Executive Summary
Pay for performance is a fundamental tenet of our compensation philosophy. We believe that sustainable performance is what ultimately drives unitholder value and that designing a compensation plan that closely aligns the interests of our Named Officers (defined below) and our unitholders is critical. As a result, a substantial portion of our Named Officers’ total compensation is tied to our performance and delivered as incentive compensation, with a relatively small portion of the total delivered as fixed base salary. We deliver incentive compensation through our cash-based Employee Incentive Compensation Program (“EICP”) and our equity-based Long Term Incentive Plan (“LTIP”). As discussed in more detail below in “–Compensation Discussion and Analysis,” the Compensation Committee believes in setting challenging annual goals that focus our Named Officers on the measures of company performance that create short and long-term value for unitholders.
In 2012, we met or exceeded most of our annual goals and had some extraordinary successes. The following are highlights:

•	We increased the per-unit distribution to unitholders by 5%;

•	We closed approximately $2.9 billion in acquisitions;

•	We increased proved reserves by 42% from 3.4 Tcfe in 2011 to 4.8 Tcfe in 2012;

•
We created and successfully took public LinnCo to broaden our access to capital and provide investors who may not want the tax reporting obligations of a master limited partnership a vehicle to invest in us;

•	We increased average daily production by 82% year over year from 2011;

•	We increased adjusted EBITDA (defined below) to $1.4 billion compared to $998 million for 2011; and

•	We shifted the focus of the Granite Wash drilling program to the oil-producing Hogshooter zone.
The Compensation Committee’s primary compensation considerations for 2012 were as follows:

•	Our performance described above demonstrated continued successful and profitable growth for our unitholders;

•	We met or exceeded most of our goals and expectations for the year;

•	Although we fell short of our quantitative volume targets in some areas, the impact was somewhat offset by the quick shift of the Granite Wash drilling program to the oil-producing Hogshooter zone;

•	The Compensation Committee intends to continue its performance-oriented pay philosophy to reflect demonstrated performance in both EICP and LTIP awards;

•
The Compensation Committee compared performance in 2012 to that in 2011 and approved EICP awards equal to 185% of target versus 125% of target awarded in 2011 to reflect our extraordinary achievements outside our quantitative performance targets, including the acquisition and integration of approximately $2.9 billion of assets and the successful IPO of LinnCo; and

•	The Compensation Committee granted an award of special incentive options to recognize and reward the creativity and effort involved in the success of the IPO of LinnCo.
Compensation Discussion and Analysis
We use traditional compensation elements of base salary, annual cash incentives, long-term equity-based incentives and employee benefits to deliver attractive and competitive compensation. Our executive compensation programs are administered by an independent compensation committee, with assistance from an independent consultant. We generally target the median of our peer group for total compensation, while providing the Named Officers with an opportunity to earn higher levels of incentive pay based on company performance. Our “Named Officers” for 2012 discussed below are Mark E. Ellis, our Chairman, President and Chief Executive Officer, Kolja Rockov, our Executive Vice President and Chief Financial Officer, Arden L. Walker, Jr., our Executive Vice President and Chief Operating Officer, Charlene A. Ripley, our former

Item 11.    Executive Compensation - Continued

Senior Vice President and General Counsel and David B. Rottino, our Senior Vice President of Finance, Business Development and Chief Accounting Officer. Ms. Ripley announced her resignation as our Senior Vice President and General Counsel on February 27, 2013.
This Compensation Discussion and Analysis addresses the following topics:

•	the role of the Compensation Committee in establishing executive compensation;

•	our process for setting executive compensation;

•	our compensation philosophy and policies regarding executive compensation; and

•	our compensation decisions with respect to our Named Officers.
The Compensation Committee
The Compensation Committee has overall responsibility for the approval, evaluation and oversight of all our compensation plans, policies and programs. The fundamental responsibilities of the Compensation Committee are to: (i) establish the goals, objectives and policies relevant to the compensation of our senior management, and evaluate performance in light of those goals to determine compensation levels, (ii) approve and administer our incentive compensation plans, (iii) set compensation levels and make awards under incentive compensation plans that are consistent with our compensation principles and our performance, and (iv) review our disclosure relating to compensation. The Committee also has responsibility for evaluating compensation paid to our non-employee directors.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee. No member of the Compensation Committee has ever been an officer or employee of us. There are no family relationships among any of our directors or executive officers.
The Compensation Setting Process
Compensation Committee Meetings. The Compensation Committee holds regular quarterly meetings each year, which coincide with our quarterly board of director meetings. It also holds additional meetings as required to carry out its duties. The Compensation Committee chairman works with our corporate secretary to establish each meeting agenda.
At the regular first quarter meeting, the Compensation Committee:

•	considers and approves changes in base salary and EICP targets for the upcoming year;

•
reviews actual results compared to the pre-established performance measures for the previous year to determine annual cash incentive awards for our executive officers under its Employee Incentive Compensation Plan, or EICP;

•	grants equity awards under the LTIP based on past performance of the Company and forward looking retention;

•
approves the performance measures under the EICP for the upcoming year, which may include both quantitative financial and operational measures and qualitative performance measures intended to focus on and reward activities that create unitholder value;

•	evaluates the compensation paid to our independent directors and, to the extent it deems appropriate, approves any adjustments; and

•	reviews the summary results of our board of directors’ written evaluations of our Chief Executive Officer, as well as the Chief Executive Officer’s self-evaluation.
The Compensation Committee receives updates at each quarterly meeting on our progress toward the goals set at the beginning of the year. At a special meeting of the Compensation Committee held in October, the Compensation Committee reviews and discusses a compensation analysis prepared by its independent compensation consultant (please see “–Role of Compensation Consultant” below) and considers compensation for the succeeding calendar year.
The Compensation Committee meets in executive session to consider appropriate compensation for our Chairman, President and Chief Executive Officer. With respect to compensation for all other Named Officers, the Compensation Committee

Item 11.    Executive Compensation - Continued

generally meets with our Chairman, President and Chief Executive Officer outside the presence of all our other executive officers. When individual compensation decisions are not being considered, the Compensation Committee typically meets in the presence of our Chairman, President and Chief Executive Officer, our General Counsel and our Corporate Secretary. Depending upon the agenda for a particular meeting, the Compensation Committee may also invite other officers, our compensation consultant, and a representative of the Compensation Committee’s compensation consultant to participate in Compensation Committee meetings. The Compensation Committee also regularly meets in executive session without management.
Role of Compensation Consultant. The Compensation Committee’s Charter grants the Compensation Committee the sole and direct authority to retain and terminate compensation advisors and to approve their fees. All such advisors report directly to the Compensation Committee, and all assignments are directed by the Compensation Committee chairman. For 2012, the Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”) to assist the Compensation Committee in assessing and determining competitive compensation packages for our executive officers. Meridian did no other work for us in 2012. The Compensation Committee has assessed the independence of Meridian pursuant to SEC rules and concluded that no conflict of interest exists that would prevent Meridian from independently representing the Compensation Committee.
In this capacity, Meridian, at the Compensation Committee’s request and under the direction of the Compensation Committee Chairman, provides input on our compensation program and structure generally and makes recommendations on the program design. Meridian also assembled information regarding comparable executive positions among independent oil and natural gas producers. Meridian’s data for 2012 was based primarily on survey sources, and to a lesser extent on data compiled from the public filings of a peer group of various companies. Reflecting our constant growth, we again revised our peer group for 2013 to add new independent oil and natural gas producers of a similar size, based on a number of criteria including enterprise value, market capitalization, revenues and assets. The chart below identifies the members of our 2012 and 2013 peer groups.

Company Name	2012 Peer Group	2013 Peer Group
Cabot Oil & Gas Corporation	✓	✓
Concho Resources Inc.	✓	✓
Continental Resources, Inc.		✓
Cimarex Energy Co.	✓
Denbury Resources Inc.	✓	✓
Devon Energy Corporation		✓
Encana Corporation		✓
EOG Resources, Inc.		✓
Marathon Oil Corporation		✓
Newfield Exploration Company	✓	✓
Noble Energy, Inc.	✓	✓
Petrohawk Energy Corporation	✓	✓
Pioneer Natural Resources Company	✓	✓
Plains Exploration & Production Company	✓	✓
QEP Resources, Inc.	✓	✓
Range Resources Corporation	✓	✓
SM Energy Company	✓
Southwestern Energy Company	✓	✓
Talisman Energy Inc.		✓
Ultra Petroleum Corp.	✓
Whiting Petroleum Corporation	✓
We also employ an individual as a consultant to support us in managing our executive compensation process. Our consultant did not provide any other services to us in 2012.

Item 11.    Executive Compensation - Continued

Role of Executive Officers. Except with respect to his own compensation, our Chairman, President and Chief Executive Officer, with assistance from our consultant, plays an important role in the Compensation Committee’s establishment of compensation levels for our executive officers. The most significant aspects of his role in the process are:

•	evaluating performance;

•	recommending EICP award targets and quantitative and qualitative performance measures under the EICP;

•	recommending base salary levels, actual EICP awards and LTIP awards; and

•	advising the Compensation Committee with respect to achievement of performance measures under the EICP.
Executive Compensation Program
Compensation Objectives. Our executive compensation program is intended to align the interests of our executive officers with the interests of our unitholders by motivating our executive officers to focus on those actions which achieve strong financial and operating results and ultimately grow the Company. We believe that profitable growth, both organically and through acquisitions, drives our ability to maintain and increase unitholder distributions. The alignment of interests between unitholders and our executive officers is primarily reflected through our executive officers’ participation in our EICP and LTIP. In addition, our program is designed to achieve the following objectives:

•	attract and retain talented executive officers by providing total compensation levels competitive with that of executives holding comparable positions in similarly situated organizations;

•	provide total compensation that is supported by individual performance;

•	provide a performance-based compensation component that balances rewards for short-term and long-term results and is tied to company performance; and

•	encourage the long-term commitment of our executive officers to us and to our unitholders’ long-term interests.
Compensation Strategy. To accomplish our objectives, we seek to offer a total direct compensation program to our executive officers that, when valued in its entirety, serves to attract, motivate and retain executives with the character, experience and professional accomplishments required for us to continue to grow and develop. We seek to align executive compensation with unitholders’ interests by placing a significant portion of total direct compensation “at risk.” “At risk” means the executive officer will not realize full value unless (i) for EICP awards, performance goals are achieved, approximately 65% of which are directly tied to our financial performance, and (ii) for restricted units, we maintain or increase both the unit price and per-unit distribution. To appropriately incentivize our executive officers to take a long-term view, unit-based awards under the LTIP are the largest component of our “at risk” compensation.
Our executive compensation program consists of three principal elements: (i) base salary, (ii) potential for annual cash incentive compensation awards under the EICP based upon the achievement of specific performance objectives, and (iii) opportunities to earn unit-based awards under the LTIP, which provide long-term incentives that are intended to encourage the achievement of superior results over time and to align the interests of executive officers with those of our unitholders.
To ensure that the total compensation package we offer our executive officers is competitive, Meridian develops an assessment of market levels of compensation through both an analysis of survey data and information disclosed in peer companies’ public filings. While the Compensation Committee considers this data when assessing the reasonableness of our executive officers’ total compensation, it also considers a number of other factors including: (i) historical compensation levels, (ii) the specific role the executive plays within us, (iii) the individual performance of the executive, and (iv) the relative compensation levels among our executive officers. There is no pre-established policy or target for the Compensation Committee’s allocation of total compensation between long-term compensation in the form of LTIP awards and short-term compensation in the form of base salary and EICP awards. The allocation is at the discretion of the Compensation Committee and generally is based upon an analysis of how our peer companies use long-term and short-term compensation to compensate their executive officers. Each year the Compensation Committee reviews this peer company data when setting EICP targets and LTIP awards for that year but also considers other factors when granting LTIP awards, including our performance and the individual Named Officer’s performance.

Item 11.    Executive Compensation - Continued

2012 Executive Compensation Components
For 2012, the principal components of compensation for our Named Officers were:

•	short term compensation:

•	base salary

•	employee incentive compensation plan

•	long-term equity compensation in the form of restricted units

•	other benefits
Short Term Compensation
Base Salary
We provide Named Officers and other employees with a base salary to provide them with a reasonable base level of monthly income relative to their role and responsibilities. Each of our Named Officers has an employment agreement that provides for a minimum level of base salary and upward adjustments at the discretion of our board of directors. For a summary of the material terms of the Named Officers’ employment agreements, please see “-Narrative Disclosure to the 2012 Summary Compensation Table.”
Salary levels are typically considered annually as part of our performance review process as well as upon a promotion or other change in job responsibilities. During its review of base salaries for executive officers, the Compensation Committee primarily considers:

•	survey and published peer data provided by the Compensation Committee’s independent compensation consultant;

•	internal review of the executive’s compensation, both individually and relative to other executive officers; and

•	recommendations by our Chairman, President and Chief Executive Officer.
For 2012, reviewing peer data and considering the other factors mentioned above under “-Compensation Strategy,” the Compensation Committee increased the base salary of each of our Named Officers to maintain base salary around the median of our peers.
Employee Incentive Compensation Program
EICP Award Targets
Our EICP is an annual cash incentive program which provides guidelines for the calculation of annual cash incentive-based compensation. The EICP program is intended to focus on and reward achievement of near-term financial, operating and strategic priorities that we believe drive long-term value for unitholders. The Compensation Committee reviews peer data in setting EICP award targets and for 2012, using peer data as a guide, set EICP award targets for each Named Officer as a percentage of base salary.
EICP award targets for our Named Officers in 2012 were set as follows:

Named Officer	% of Base Salary
Mark E. Ellis	100%
Kolja Rockov	90%
Arden L. Walker, Jr.	90%
Charlene A. Ripley	80%
David B. Rottino	80%
Performance Measures
In early 2012, the Compensation Committee established (i) targets for quantitative performance measures based on our 2012 budget targets and budget ranges (other than unitholder return) and (ii) qualitative strategic pathways designed to align with our strategy and future vision for us. To ensure the right level of focus on the quantitative financial measures, the

Item 11.    Executive Compensation - Continued

Compensation Committee decided to weight the quantitative measures at 65% and the qualitative measures at 35% in the determination of the total EICP payout.
To provide the Compensation Committee the flexibility it needs to adjust for and react to macroeconomic events, such as dramatic changes in commodity prices or volatile capital markets, or to consider our performance not otherwise reflected in the pre-established performance measures, the Compensation Committee prefers not to rely on a formulaic approach based on pre-established thresholds resulting in automatic payouts. The Compensation Committee always retains discretion to determine awards as it thinks appropriate given all the circumstances at the time of award. See “-Actual Results” below for the specific 2012 quantitative performance measures and budget targets and the qualitative strategic pathways. To determine the EICP payout levels for 2012, the Compensation Committee reviewed (i) our performance on the quantitative performance measures described below and (ii) our progress on and achievement of the qualitative strategic pathways.
Quantitative Performance Measures
For 2012, 65% percent of each Named Officer’s EICP award opportunity was based on our performance with respect to the following measures set at the beginning of 2012:

a)
Operations - measured by actual production volumes, total cash costs (including lease operating expenses and general and administrative expenses) and cash costs on a per-unit basis, each as compared to our budget;

b)	Ability to Pay Distribution - measured by:

1.	Our cash flow per unit (defined as adjusted EBITDA less interest expense divided by the number of units outstanding) compared to our budget for 2012; and

2.
Our Distribution Coverage Ratio as compared to our budget. Distribution Coverage Ratio was defined as Distributable Cash Flow for 2012 divided by total cash distributions. Distributable Cash Flow was defined as adjusted EBITDA (defined below) less cash interest expense and maintenance capital.

c)
Relative Unitholder Return - measured by our total return for fiscal year 2012 compared to that of a peer group of energy master limited partnerships, selected due to management’s and the Compensation Committee’s view that these companies most closely align with the peer group considered by analysts and investors when comparing our total return. The Compensation Committee selected the following peer group for comparison of total return: EV Energy Partners, L.P., Inergy, L.P., Buckeye Partners, L.P., El Paso Pipeline Partners, L.P., BreitBurn Energy Partners L.P., Magellan Midstream Partners, L.P. and NuStar Energy L.P.

We defined adjusted EBITDA as net income (loss) plus the following adjustments:

•	Net operating cash flow from acquisitions and divestitures, effective date through closing date;

•	Interest expense;

•	Depreciation, depletion and amortization;

•	Impairment of long-lived assets;

•	Write off of deferred financing fees;

•	(Gains) losses on sale of assets and other, net;

•	Provision for legal matters;

•	Loss on extinguishment of debt;

•	Unrealized (gains) losses on commodity derivatives;

•	Unrealized (gains) losses on interest rate derivatives;

•	Realized (gains) losses on interest rate derivatives;

•	Realized (gains) losses on canceled derivatives;

•	Realized gains on recovery of bankruptcy claim;

•	Unit-based compensation expenses;

•	Exploration costs; and

•	Income tax expense (benefit).

Item 11.    Executive Compensation - Continued

In setting the measures in January 2012, the Compensation Committee determined that the measures above should be weighted equally because the Compensation Committee believed that each was a factor important to our overall performance and none should be given more importance or weight than the others. See “-Actual Results” below for how the Compensation Committee actually considered the objectives.
Qualitative Strategic Pathways
The other 35% of the EICP award opportunity was based on our achievement of or progress made on the following qualitative strategic pathways, which were recommended by management and reviewed by the Compensation Committee in January 2012:

•	Consistent Operational Results and Execution;

•	Acquisitions Excellence;

•	Culture-People Development and Growth; and

•	Access to Capital/Optimizing Capital Structure.
Actual Results
65% of the total EICP award opportunity is allocated to the quantitative performance measures described above. Upon completion of the fiscal year, the Compensation Committee reviewed and assessed our performance for each quantitative measure relative to our original budget, as revised throughout the year (other than unitholder return), and made a subjective determination with respect to our achievement as compared to those metrics.
Results for 2012 were as follows:

	Original Budget Target	Revised Budget Target*	Revised Budget Range*	2012 Estimated Performance as of January 2013 [1]
Operations
Volumes (MMcfe/day)	524	692	640-744	671
Total Cash Costs (Lease Operating Expenses and General and Administrative Expenses) (in millions)	$406	$477	$ 453-501	$463
Cash Costs per Mcfe (Lease Operating Expenses and General and Administrative Expenses) ($/Mcfe)	$2.12	$1.89	$ 2.03-1.75	$1.89

Ability to Pay Distributions
Cash Flow/Unit		$4.40	$ 3.96-4.84	$5.06
Distribution Coverage Ratio		1.03x	.93x-1.13x	1.14x
_______________________

*	Budget targets and ranges were updated throughout the year to reflect acquisition activity.

(1)
The Compensation Committee based its decisions on estimates of 2012 performance available at the January 2013 Compensation Committee meeting. Actual final results were released in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Earnings Release, filed on Current Report on Form 8-K, each filed on February 21, 2013.

Item 11.    Executive Compensation - Continued

Relative Unitholder Return
The below chart reflects our unitholder return in 2012, over the last three years and over the last five years.
This information was compiled by us using publicly available information. The charts above do not represent the annual performance graph required by Item 201(e) of Regulation S-K, which can be found in Item 5 of our Annual Report on Form 10-K.
The Compensation Committee then reviewed our performance relative to the qualitative strategic pathways, which comprise the other 35% of the total EICP award opportunity, and determined that we had outstanding success with respect to all objectives.

Objective	Outstanding Results
Consistent Operational Results and Execution	✓
Acquisitions Excellence	✓
Culture - People Development and Growth	✓
Access to Capital/Optimizing Capital Structure	✓
In its consideration of the quantitative measures, the Compensation Committee noted that the budget targets changed significantly throughout the year as a result of acquisitions, so in evaluating the final results, the Compensation Committee

Item 11.    Executive Compensation - Continued

considered both the original and revised budget targets. In reviewing the quantitative measures, the Compensation Committee focused on:

(1)	the Company significantly exceeding budget targets in cash flow per unit and distribution coverage ratio demonstrating profitable growth in 2012;

(2)	our overall significant increase in volumes despite the Company falling short of targets that were revised to account for acquisitions;

(3)	our decrease in costs on a per-unit basis which will continue to enhance our profitability; and

(4)	given that unit price can fluctuate substantially, our positive total unitholder return relative to our peer group over the past five years as opposed to a return measured at one point in time.
In reviewing the qualitative measures, the Compensation Committee reviewed examples of our success in each category and focused on:

(1)	our ability to source, execute, close and integrate accretive acquisition opportunities which resulted in a total of approximately $2.9 billion in asset acquisitions closed throughout 2012;

(2)	our innovative approach to accessing new sources of capital through the creation and successful IPO of LinnCo;

(3)	our focus on maintaining a strong corporate culture while rapidly growing the Company, thereby allowing us to continue to attract and retain key employees;

(4)	our focus on growing new leaders from within the Company through extensive leadership training and development for key personnel;

(5)	our success in capital program execution and our maintenance of safe and environmentally sound operations; and

(6)	our expanded involvement with our community commensurate with our underlying growth.
After reviewing the results of the quantitative and qualitative measures with a focus on the above-mentioned factors, and comparing our overall performance in 2012 with our performance in 2011, the Compensation Committee also used subjective discretion and determined that an overall award of 185% of each Named Officer’s EICP award target was appropriate.
Generally, the Compensation Committee believes that our performance is a reflection of executive officer performance in total. The Compensation Committee may, however, apply discretion upward or downward to reflect individual performance. For 2012, the Compensation Committee did not make any differentiation in EICP awards due to individual performance; thus each Named Officer received approximately 185% of his or her EICP award target. As an example, Mr. Rockov, whose EICP award target was 90% of his base salary, received an award of approximately 166.5% of his base salary.
Long-Term Incentive Compensation
Our LTIP encourages participants to focus on our long-term performance and provides an opportunity for executive officers and other employees to increase their stake in us through grants of our units based on a three-year vesting period. Long-term incentive awards benefit us by:

•	enhancing the link between the creation of unitholder value and long-term executive incentive compensation;

•	maintaining significant forfeitable equity stakes among executives thereby fostering retention; and

•	maintaining competitive levels of total compensation.
LTIP awards are typically made in January and have been intended primarily as forward-looking long-term incentives; however, the Compensation Committee considers our performance in the prior year in determining the size of the award. In determining the size of the awards generally, the Compensation Committee uses peer data as a guide and targets the total value of each grant such that each Named Officer’s LTIP award, when combined with base salary and bonus, would place the executives’ total direct compensation between the median and 75th percentile of similarly-situated executives in our compensation peer group. The Compensation Committee always has discretion to award above the 75th percentile in years where it determines that exceptional performance is achieved and below the median of the peer group in years of poor performance or when economic conditions dictate.

Item 11.    Executive Compensation - Continued

In determining the individual awards, the Compensation Committee considered the market data, our outstanding performance for the previous year, its subjective evaluation of the individual performances of each Named Officer and how that Named Officer contributed to our achievement of quantitative and qualitative performance measures.
The Compensation Committee typically grants all of its awards as restricted units. The Compensation Committee believes that granting restricted units results in a simple, straightforward LTIP program and closely aligns us with how other energy master limited partnerships are currently using long-term incentive awards. Because our Named Officers receive distributions on vested and unvested units at the same rate as all of our unitholders, the Compensation Committee believes that restricted units closely align management’s interests with those of our unitholders, by providing incentive to maintain or increase the level of distributions. Restricted unit grants made in January 2012 fell in line with the Compensation Committee’s usual practice of awarding at levels to place total compensation between the median and 75th percentile.
In October 2012, the Compensation Committee approved a grant of unit options to Named Officers to recognize and reward the creativity and effort involved in the success of the IPO of LinnCo and to act as a retentive tool over the life of the options (“Special Incentive Options”). The Compensation Committee further believes that the options align senior management with the success of the LinnCo IPO and incentivize management to increase unitholder value over the next three to seven years. The options were granted at the closing price of our units on the date of the pricing of the LinnCo IPO. The options have three-year cliff vesting, expire in seven years and Named Officers do not receive distributions on the units underlying the options.
In January 2013, the Compensation Committee approved restricted unit grants to the Named Officers contingent upon approval of the LTIP Amendment by unitholders. These grants were consistent with the Compensation Committee’s usual practice of awarding at levels to place total compensation between the median and 75th percentile. In addition, in October 2013, the committee committed to granting some portion of equity awards with performance based vesting beginning with grants made in 2014.
Restricted Unit Awards
Under the terms of our LTIP, restricted units are subject to a vesting period of at least three years and contain such other terms as the Compensation Committee may determine. For our Named Officers, our Executive Restricted Unit Grant Agreement provides for vesting in equal installments over three years and provides that upon termination of employment with us (a) by us other than for Cause, (b) by the officer with Good Reason or (c) by reason of death, disability or retirement (as those terms are defined herein under “-Payments Made Upon Termination Without Cause or For Good Reason”), all restrictions lapse and the grant immediately vests in full.
Participants, including Named Officers, who receive restricted unit grants under the LTIP receive distributions on all the units awarded (whether vested or unvested), with the units being retained in our transfer agent’s custody and subject to restrictions on sale or transfer until vested. The Compensation Committee does not include amounts received from cash distributions in its calculations of total direct compensation for comparison to our compensation peer group.
Option Awards
Options, when awarded, are awarded at the NASDAQ closing price of our units on the date of the grant. The Compensation Committee has never granted options with an exercise price that is less than the closing price of our units on the grant date, nor has it granted options which are priced on a date other than the grant date.
Other than the Special Incentive Options described above, Named Officer options granted by the Compensation Committee generally vest in equal installments over the first three years of the ten-year option term, with the vesting date scheduled in January of each year. Upon termination of the Named Officer’s employment with us (a) other than for Cause, (b) by the grantee with Good Reason, or (c) by reason of death, disability or retirement (as those terms are defined herein under “-Payments Made Upon Termination Without Cause or For Good Reason”), the option grant automatically and immediately vests in full. Prior to the exercise of a unit option, the holder has no rights as a unitholder with respect to the units subject to such unit option, including voting rights or the right to receive distributions.

Item 11.    Executive Compensation - Continued

Unit Ownership Guidelines
In August 2009, the Compensation Committee adopted minimum unit ownership guidelines for our executive officers and independent directors. Each of our Named Officers is required to own such number of units representing a value that is the multiple of his or her base salary listed below:

•	Chairman, President and Chief Executive Officer: 5 times base salary

•	Executive Vice Presidents: 4 times base salary

•	Senior Vice Presidents: 3 times base salary
Our independent directors are required to own units representing a value that is three times the annual cash retainer for independent directors. The calculation of the applicable number of units is determined as of the last day of the fiscal year based on the average high and low closing price of our units on the NASDAQ for the prior 12 months and salary or cash retainer in effect as of the last day of the year. The Compensation Committee has discretion to allow sufficient time to permit the Named Officer or director to regain compliance with these guidelines should he or she fall out of compliance due to fluctuating unit price. The Compensation Committee believes that continued unit ownership by executives and independent directors helps tighten the alignment among the interests of board members, executives and unitholders and demonstrate the Named Officers’ and directors’ confidence in us.
Restrictions on Pledging and Derivative Transactions
In January 2013, our board of directors approved certain amendments to our Policy on Trading in Securities which (i) restrict a Named Officer from pledging any of our securities that are subject to the Unit Ownership Guidelines described above and (ii) prohibit any kind of derivative transaction involving our or LinnCo securities.
Other Benefits
Termination Arrangements and Change in Control Provisions
We maintain employment agreements with our Named Officers to encourage their continued service during the term of the agreement. These agreements are described in more detail elsewhere in this annual report. See “-Narrative Disclosure to the 2012 Summary Compensation Table.” These agreements provide for severance compensation to be paid if the officer’s employment is terminated under certain conditions as outlined in the applicable agreement, such as following a change in control, termination by us without cause, termination by the Named Officer for Good Reason, termination by us for “cause,” death or disability.
The employment and other compensatory agreements between us and our Named Officers and the related severance provisions are designed to meet the following objectives:

•
Change of Control. In certain scenarios, a merger or acquisition of us by another person may be in the best interests of our unitholders. We provide severance compensation to the Named Officers if such officer’s employment terminates following a change of control transaction to promote the ability of the officer to act in the best interests of our unitholders even though his or her employment could be terminated as a result of the transaction.

•
Termination without Cause. If we terminate the employment of certain executive officers “without cause” as defined in the applicable agreement, we are obligated to pay the officer certain compensation and other benefits as described in greater detail in “-Potential Payments Upon Termination or Change of Control” below. We believe these payments are appropriate because the terminated officer is generally bound by confidentiality obligations for five years, and nonsolicitation and non-compete provisions for one year after termination. Both parties have mutually agreed to severance terms that would be in place prior to any termination event. This provides us with more flexibility to make a change in senior management if such a change is in our best interests of us and that of our unitholders.

Perquisites
We believe in a simple, straight-forward compensation program and as such, Named Officers have not in the past been provided unique perquisites or other personal benefits. The Compensation Committee periodically reviews our charitable contributions, the use of aircraft, vehicles and potential perquisites that could result in personal benefits to our Named Officers. Other than as described below, consistent with the Compensation Committee’s general strategy, no perquisites or other personal benefits exceeded $10,000 for any of our Named Officers in 2012.

Item 11.    Executive Compensation - Continued

Private Aircraft
Other than our Chairman, President and Chief Executive Officer, Named Officers and employees are discouraged from personal use of company leased aircraft. In an effort to provide for maximum efficiency and security in travel, the Compensation Committee elected to provide 25 hours of flight time on company paid private aircraft in 2012 to our Chairman, President and Chief Executive Officer, at an approximate value of $100,000.
Tax Preparation
In January 2012, in an effort to provide for consistent personal income tax treatment among our Named Officers, the Compensation Committee authorized reimbursement, in an amount up to $10,000 per year, for personal income tax preparation services for each of our Named Officers.
Retirement Savings Plan
All employees, including our Named Officers, may participate in our Retirement Savings Plan, or 401(k) Plan. We provide this plan to help our employees save for retirement in a tax-efficient manner. Employees, including Named Officers, can contribute the maximum amount allowed by law. We currently make a matching contribution equal to 100% of the first 6% of eligible compensation contributed by the employee on a before-tax basis. As contributions are made throughout the year, plan participants become fully vested in the amounts contributed.
Nondiscriminatory Health and Welfare Benefits
All eligible employees, including our Named Officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.
Tax and Accounting Implications
Code Section 162(m). Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation over $1 million paid to the principal executive officer, the principal financial officer and the three additional most highly compensated executive officers of a company (other than the principal executive officer or the principal financial officer), as reported in that company’s most recent proxy statement. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation; however, due to our status as a publicly traded partnership for tax purposes rather than a publicly held corporation, we believe that the provisions of Section 162(m) are inapplicable to us.
Code Section 280G and Code Section 4999. We consider the impact of Sections 280G and 4999 of the Code in determining our post-termination compensation, and provide reimbursement for any excise tax, interest and penalties incurred if payments or benefits received due to a change of control would be subject to an excise tax under Section 4999 of the Code.
Code Section 409A. Section 409A of the Code provides that deferrals of compensation under a nonqualified deferred compensation plan or arrangement are to be included in an individual’s current gross income to the extent that such deferrals are not subject to a substantial risk of forfeiture and have not previously been included in the individual’s gross income, unless certain requirements are met. We structure our executive officer employment agreements, change of control plan and incentive plans, each to the extent they are subject to Section 409A, to be in compliance with Section 409A.
Accounting for Unit-Based Compensation. We recognize expense for unit-based compensation over the requisite service period, in an amount equal to the fair value of unit-based payments granted.
Unitholder Advisory Vote on Executive Compensation
In 2011, our unitholders approved a triennial non-binding advisory vote on executive compensation. As such, we had no advisory vote on executive compensation at our 2012 Annual Meeting.
Summary Description of the Linn Energy, LLC Long-Term Incentive Plan
The LTIP consists of five components: unit options, unit grants, restricted units, phantom units and unit appreciation rights. Any of our or our affiliates’ employees, consultants or directors are eligible to participate in the LTIP. As of September 30, 2013, we had approximately 1,300 participants in the LTIP, comprised of approximately 1,294 employees (including officers) and six directors, and all employees and directors are eligible to participate. The LTIP currently limits the total number of units that may be delivered pursuant to all types of awards to 12,200,000 units. If any award expires or is canceled, forfeited,

Item 11.    Executive Compensation - Continued

exercised, paid or otherwise terminated without the delivery of units, then the units covered by such award are available for delivery pursuant to other awards. Units withheld to satisfy exercise prices or tax withholding obligations are not available for delivery pursuant to other awards and units underlying a unit appreciation right will not be available for future grant following unit-settled exercise of the unit appreciation right.
Unit Options. A unit option is a right to purchase a unit at a specified price. The Compensation Committee may make option grants under the plan to officers, employees and members of our board of directors containing such terms as the committee shall determine. Unit options will have an exercise price that will not be less than the fair market value of the units on the date of grant. The LTIP prohibits repricing of unit options. In general, unit options granted will become exercisable over a period determined by the Compensation Committee. In addition, the unit options will become exercisable upon a change in control of us, unless provided otherwise by the Compensation Committee. If a grantee’s employment, consulting relationship or membership on our board of directors terminates for any reason, the grantee’s unvested unit options will be automatically forfeited unless, and to the extent, the option agreement or the Compensation Committee provides otherwise.
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
As of September 30, 2013, there were 4,195,630 units subject to outstanding unit options granted from the LTIP. The weighted average exercise price of the outstanding unit options is $35.37 and the weighted average remaining contractual life of such outstanding options is 5.53 years.
Unit Grants. A unit grant is the grant of an unrestricted unit, meaning a unit that vests immediately upon issuance. The Compensation Committee may make unit grants under the plan to officers, employees and members of our board of directors. There were no outstanding unit grants that were unvested or otherwise subject to forfeiture as of September 30, 2013.
Restricted Units and Performance Based Restricted Units. A restricted unit is a unit that vests over a period of time and that during such time is subject to forfeiture. The Compensation Committee may make grants of restricted units under the plan to officers, employees and directors containing such terms as the Compensation Committee shall determine. The Compensation Committee will determine the period over which restricted units (and distributions related to such units) will vest. Generally, the Compensation Committee elects to grant restricted units that vest equally over a three year period. In certain circumstances, the committee may elect a shorter vesting period. The committee may base its determination upon the achievement of specified performance objectives. While the committee has not previously elected to grant restricted units with performance based vesting, the committee is considering the implementation of such a performance based vesting beginning with grants made in 2014. In addition, the restricted units will vest upon a change of control of us, as defined in the plan, unless provided otherwise by the committee. If a grantee’s employment, consulting relationship or membership on our board of directors terminates for any reason, other than death, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the Compensation Committee or the terms of the award agreement provide otherwise.
Units to be delivered as restricted units may be units issued by us, units acquired by us in the open market, units already owned by us, units acquired by us from any other person or any combination of the foregoing. If we issue new units upon the grant of the restricted units, the total number of units outstanding will increase. We intend the restricted units under the plan to serve as a means of incentive compensation for performance. Therefore, plan participants will not pay any consideration (other than services) for the units they receive, and we will receive no remuneration (other than services) for the units.
As of September 30, 2013, there were 1,619,109 restricted units outstanding under the LTIP. The weighted average period over which such outstanding restricted units is expected to vest is 1.61 years.
Phantom Units and Performance Based Phantom Units. A phantom unit entitles the grantee to receive a unit upon the vesting of the phantom unit or, in the discretion of the Compensation Committee, cash equivalent to the value of a unit. The Compensation Committee may make grants of phantom units under the LTIP to officers, employees and directors containing such terms as the Compensation Committee shall determine. The Compensation Committee will determine the period over which phantom units will vest, subject to applicable minimum vesting periods except with respect to phantom unit grants to nonemployee directors. The Compensation Committee may base its determination upon the achievement of specified financial objectives. In addition, the phantom units will vest upon a change of control of us, unless provided otherwise by the

Item 11.    Executive Compensation - Continued

Compensation Committee. If a grantee’s employment, or membership on our board of directors terminates for any reason, other than death or retirement, the grantee’s phantom units will be automatically forfeited unless, and to the extent, the Compensation Committee or the terms of the award agreement provide otherwise.
Units to be delivered upon the vesting of phantom units may be units issued by us, units acquired by us in the open market, units already owned by us, units acquired by us from any other person or any combination of the foregoing. If we issue new units upon vesting of the phantom units, the total number of units outstanding will increase. The Compensation Committee may grant tandem distribution equivalent rights with respect to phantom units that entitle the holder to receive cash equal to any cash distributions made on units while the phantom units are outstanding. We intend the issuance of any units upon vesting of the phantom units under the LTIP to serve as a means of incentive compensation for performance. Therefore, LTIP participants will not pay any consideration (other than services) for the units they receive, and we will receive no remuneration (other than services) for the units.
As of September 30, 2013, there were 85,420 unvested phantom units outstanding under the LTIP. The weighted average period over which such outstanding phantom units are expected to vest is 2.38 years.
Unit Appreciation Rights. A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. Such excess may be paid in units, cash or a combination thereof, as determined by the Compensation Committee in its discretion. In the future, the Compensation Committee may make grants of unit appreciation rights under the plan to employees, consultants and directors containing such terms as the Compensation Committee shall determine. Unit appreciation rights will have an exercise price that will not be less than the fair market value of the units on the date of grant. In general, unit appreciation rights will become exercisable over a period determined by the Compensation Committee. In addition, the unit appreciation rights will become exercisable upon a change in control of us, unless provided otherwise by the Compensation Committee. If a grantee’s employment or membership on our board of directors terminates for any reason, the grantee’s unvested unit appreciation rights will be automatically forfeited unless, and to the extent, the grant agreement or Compensation Committee provides otherwise. As of September 30, 2013, we had not granted any unit appreciation rights under the LTIP.
United States Federal Income Tax Consequences
The following summary is based on an analysis of the Internal Revenue Code as currently in effect, which is subject to change, including retroactively. The summary is for general information only and is intended to summarize briefly the U.S. federal tax consequences to participants arising from participation in the LTIP. Actual tax consequences may vary depending on the particular situation and may, therefore, be subject to special rules not discussed below. No attempt has been made to discuss any potential foreign, state, or local tax consequences. In addition, unit options or unit appreciation rights that provide for a “deferral of compensation” within the meaning of Section 409A, phantom units, and certain other awards that may be granted pursuant to the LTIP could be subject to additional taxes unless they are designed to comply with certain restrictions set forth in Section 409A and the guidance promulgated thereunder.
Unit Options; Unit Appreciation Rights. Participants will not realize taxable income upon the grant of a unit option or a unit appreciation right. Upon the exercise or, if later, the settlement of a unit option or a unit appreciation right, a participant will recognize ordinary compensation income (subject to withholding) in an amount equal to the excess of (i) the amount of cash or the fair market value of the units received, over (ii) the exercise price (if any) paid therefor. A participant will generally have a tax basis in any units received pursuant to the exercise of a unit appreciation right, or pursuant to the cash exercise of a unit option, that equals the fair market value of the units on the date of exercise. Subject to the below discussion, we expect to receive a deduction for federal income tax purposes that corresponds as to timing and amount with the compensation income recognized by a participant under the foregoing rules.
When a participant sells the units acquired as a result of the exercise of a unit option or unit appreciation right, any appreciation (or depreciation) in the value of the units after the exercise date is treated as long- or short-term capital gain (or loss) for federal income tax purposes, depending on the holding period. The units must be held for more than 12 months in order to qualify for long-term capital gain treatment.
Phantom Units; Restricted Units; Other Awards. A participant will recognize ordinary compensation income upon receipt of cash pursuant to a cash award or, if earlier, at the time the cash is otherwise made available for the participant to draw upon. A participant will not have taxable income at the time of a grant of an award in the form of a phantom unit award, but rather, will generally recognize ordinary compensation income at the time he receives units or a cash payment in satisfaction of the

Item 11.    Executive Compensation - Continued

phantom unit award in an amount equal to the fair market value of the units received or the cash payment, whichever is applicable. In addition, the participant will be subject to ordinary income tax upon the payment of any distribution equivalents. In general, a participant will recognize ordinary compensation income as a result of the receipt of units pursuant to a restricted unit award or a unit award in an amount equal to the fair market value of the units when the units are received, provided, that if the units are not transferable or are subject to a substantial risk of forfeiture when received, the participant will recognize ordinary compensation income in an amount equal to the fair market value of the units (i) when the units first become transferable or are no longer subject to a substantial risk of forfeiture, in cases where a participant does not make a valid election under Section 83(b) of the Code, or (ii) when the units are received, in cases where a participant makes a valid election under Section 83(b) of the Code.
A participant who is an employee will be subject to withholding for federal, and generally for state and local, income taxes at the time he recognizes income under the rules described above with respect to units or cash received. Directors and consultants must make their own arrangements for satisfying any tax obligations they may incur in connection with the receipt of an award under the LTIP. Distributions that are received by a participant prior to the time that the units are taxed to the participant under the rules described in the preceding paragraph are taxed as additional compensation, not as distributions on units. The tax basis in the units received by a participant will equal the amount recognized by him as compensation income under the rules described in the preceding paragraph, and the participant’s capital gains holding period in those units will commence on the date of receipt of the units.
Subject to the below discussion, we expect to receive a deduction for federal income tax purposes that corresponds as to timing and amount with the compensation income recognized by a participant under the foregoing rules.
Tax Code Limitations on Deductibility. In order for the amounts described above to be deductible by us, or one of our affiliates, the amounts must constitute reasonable compensation for services rendered or to be rendered and must be ordinary and necessary business expenses.
Limited Partnership Interest. We are not intended to be a taxable entity, and as such, we do not expect to incur any federal income tax liability. Instead, each holder of our units is required to report on his income tax return his share of our income, gains, losses and deductions in computing his federal income tax liability, regardless of whether cash distributions are made to him by us. Distributions by us to a holder of our units are generally not taxable unless the amount of cash distributed is in excess of the holder’s adjusted basis in his interest. Usually at the beginning of each year, we will mail to each unitholder a Schedule K-1 showing the amounts of income, gains, losses, and deductions that the unitholder is required to reflect on his federal income tax return as a unitholder for the preceding year. A unitholder will not qualify for using Form 1040EZ or 1040A, and may not file his federal income tax return until he has received his Schedule K-1 and reflected the relevant information contained therein in his tax return.
New Plan Benefits. The benefits or amounts that may be received or allocated to participants under the LTIP for future periods will be determined at the discretion of the Compensation Committee and are not determinable at this time. On January 23, 2013, the Compensation Committee approved an award of 5,205 restricted units to each of our non-employee directors, which award for each non-employee director had a grant date fair value (as determined in accordance with FASB ASC Topic 718) of $198,258. The following table sets forth the benefits and amounts that were allocated in 2012 to the following: (i) our Named Executive Officers (“Named Officers”) individually; (ii) our Named Officers as a group; (iii) all current directors who are not executive officers as a group; and (iv) all employees, including all current officers and executive officers who are not Named Officers, as a group:

Item 11.    Executive Compensation - Continued

Name and Position	Number of Units Subject to Options Granted in 2012 (#)	Number of Restricted Units Granted in 2012 (#)	Grant Date Fair Value of Awards Granted in 2012 ($) (1)
Mark E. Ellis, Chairman, President and Chief Executive Officer	950,000	136,277	10,124,242
Kolja Rockov, Executive Vice President and Chief Financial Officer	400,000	54,511	4,155,890
Arden L. Walker, Jr., Executive Vice President and Chief Operating Officer	400,000	54,511	4,155,890
Charlene A. Ripley, Senior Vice President and General Counsel	300,000	32,707	2,812,107
David B. Rottino, Senior Vice President of Finance, Business Development and Chief Accounting Officer	300,000	32,707	2,812,107
Named Officer Group	2,350,000	310,713	24,060,236
Non-Employee Director Group	—	28,620	1,056,650
Non-Named Officer Employee Group	1,050,000	707,257	29,816,566
_______________________

(1)	Represents the total amount of the grant date fair value for awards in accordance with valuation methodology in FASB ASC Topic 718.
Securities Authorized for Issuance Under Equity Compensation Plans. The following summarizes information regarding the number of units that are available for issuance under all of our equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Unit Options, Warrants and Rights (1) (a) (#)	Weighted Average Exercise Price of Outstanding Unit Options, Warrants and Rights (b) ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (#)
Equity Compensation Plans Approved by Security Holders	4,642,805	$35.25	769,316
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	4,642,805	$35.25	769,316
_______________________

(1)	Includes all unit options granted as of December 31, 2012, less all that have been exercised or canceled as of December 31, 2012.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report.
Submitted By:
Compensation Committee of Linn Energy, LLC
Jeffrey C. Swoveland, Chair
George A. Alcorn
David D. Dunlap
Joseph P. McCoy

Item 11.    Executive Compensation - Continued

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this annual report or future filings with the SEC, in whole or in part, the preceding report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent the foregoing report is specifically incorporated by reference therein.
2012 Summary Compensation Table
The following table sets forth certain information with respect to the compensation paid for the fiscal year ended December 31, 2012 to our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers (the Named Officers).

(a) Name and Principal Position	(b) Year	(c) Salary ($)	(d) Bonus ($)	(e) Unit Awards ($) (2)	(f) Option Awards ($) (2)	(g) Non-Equity Incentive Plan Compensation ($) (3)	(h) All other Compensation ($) (4)	(i) Total ($) (5)
Mark E. Ellis	2012	775,000	—	5,080,407	5,043,835	1,434,000	125,000	12,458,242
Chairman, President and Chief Executive Officer	2011	750,000	—	7,201,460	—	1,000,000	79,700	9,031,160
	2010	600,000	—	2,968,446	—	1,050,000	14,700	4,633,146

Kolja Rockov	2012	430,000	—	2,032,170	2,123,720	716,000	25,000	5,326,890
Executive Vice President and Chief Financial Officer	2011	415,000	—	2,469,071	—	470,000	14,700	3,368,771
	2010	315,000	—	1,113,180	—	470,000	14,700	1,912,880

Arden L. Walker, Jr.	2012	430,000	—	2,032,170	2,123,720	716,000	25,000	5,326,890
Executive Vice President and Chief Operating Officer	2011	415,000	—	2,057,566	—	470,000	14,700	2,957,266
	2010	300,000	—	788,514	—	345,000	14,700	1,448,214

Charlene A. Ripley (1)	2012	390,000	—	1,219,317	1,592,790	578,000	25,000	3,805,107
Senior Vice President and General Counsel	2011	375,000	—	1,646,060	—	375,000	14,700	2,410,760
	2010	300,000	—	742,111	—	360,000	14,700	1,416,811

David B. Rottino	2012	390,000	—	1,219,317	1,592,790	578,000	25,000	3,805,107
Senior Vice President of Finance, Business Development and Chief Accounting Officer	2011	375,000	—	1,646,060	—	375,000	14,700	2,410,760
	2010	275,000	—	602,980	—	315,000	14,700	1,207,680

_______________________

(1)	Effective February 27, 2013, Ms. Ripley resigned her position as Senior Vice President and General Counsel.

(2)
The amounts in columns (e) and (f) reflect the aggregate grant date fair value of awards granted under our LTIP, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 5 to our audited consolidated financial statements for the fiscal year ended December 31, 2012, included in our Form 10-K.

(3)
The amounts in column (g) reflect the cash awards approved by the Compensation Committee under our EICP for performance in 2010, 2011 and 2012. The 2010 amounts were not actually paid until February 2011, the 2011 amounts were not actually paid until February 2012 and the 2012 amounts were not actually paid until February 2013.

(4)
For each Named Officer, the amount shown in column (h) reflects (1) matching contributions allocated by us to each of our Named Officers pursuant to the Retirement Savings Plan (which is more fully described under the heading “-Other Benefits”) and (2) $10,000 paid by us for reimbursement of certain tax preparation expenses. Mr. Ellis’s 2012 amount also includes $100,000 paid by us for personal usage of company-leased aircraft.

(5)
Distributions paid during 2012 on issued, but unvested units pursuant to the equity awards are not shown in column (i) because the fair value shown in column (e) reflects the value of distributions. Distributions are paid to our Named

Item 11.    Executive Compensation - Continued

Officers at the same rate as all unitholders, currently $2.90 per unit on an annualized basis. Distributions paid in 2010, 2011 and 2012 are shown below.

Executive	2012 ($)	2011 ($)	2010 ($)

Mark E. Ellis	857,810	814,447	531,471

Kolja Rockov	319,989	317,393	265,106

Arden L. Walker, Jr.	287,477	242,614	176,070

Charlene A. Ripley	202,916	210,848	181,156

David B. Rottino	197,708	189,200	162,359
Narrative Disclosure to the 2012 Summary Compensation Table
Mark E. Ellis, Chairman, President and Chief Executive Officer.
We entered into a First Amended and Restated Employment Agreement with Mr. Ellis, effective December 17, 2008, as amended effective January 1, 2010, that provides for an annual base salary not less than $600,000, subject to annual review and upward adjustment by the Compensation Committee. Mr. Ellis is entitled to receive incentive compensation payable at the discretion of the Compensation Committee. The Compensation Committee may set, in advance, an annual target bonus. Mr. Ellis is eligible for awards under the LTIP at the discretion of the Compensation Committee. Under the LTIP and the related grant agreements, Mr. Ellis receives distributions payable on all vested and unvested restricted units at the same rate as that paid to all unitholders, currently $2.90 per unit on an annualized basis.
Mr. Ellis’ agreement contains certain confidentiality and non-compete obligations that restrict his ability to compete with our business for up to one year following his termination, unless the termination occurs within the change of control period (as defined in the agreement).
Kolja Rockov, Executive Vice President and Chief Financial Officer.
We entered into a Third Amended and Restated Employment Agreement with Mr. Rockov, effective December 17, 2008, that provides for an annual base salary of not less than $285,000, subject to annual review and upward adjustment by the Compensation Committee. The remaining terms governing Mr. Rockov’s compensation under the agreement are the same as Mr. Ellis’s employment agreement.
Arden L. Walker, Jr., Executive Vice President and Chief Operating Officer.
We entered into a First Amended and Restated Employment Agreement with Mr. Walker, effective December 17, 2008, and as amended on April 26, 2011, that provides for an annual base salary of $415,000, subject to annual review and upward adjustment by the Compensation Committee. The remaining terms governing Mr. Walker’s compensation under the agreement are the same as Mr. Ellis’ employment agreement.
Charlene A. Ripley, Senior Vice President and General Counsel.
We entered into a First Amended and Restated Employment Agreement with Ms. Ripley, effective December 17, 2008, that provides for an annual base salary of $255,000, subject to annual review and upward adjustment by the Compensation Committee. The remaining terms governing Ms. Ripley’s compensation under the agreement are the same as Mr. Ellis’ employment agreement. Ms. Ripley’s agreement does not contain confidentiality and non-compete provisions. Effective February 27, 2013, Ms. Ripley resigned her position as our Senior Vice President and General Counsel.
David B. Rottino, Senior Vice President of Finance, Business Development and Chief Accounting Officer.
We entered into a Second Amended and Restated Employment Agreement with Mr. Rottino, effective December 17, 2008, that provides for an annual base salary of $235,000, subject to annual review and upward adjustment by the Compensation Committee. The remaining terms governing Mr. Rottino’s compensation under the agreement are the same as Mr. Ellis’ employment agreement.
Please read “-Quantification of Payments on Termination” for a summary of the compensation upon termination provisions of each Named Officer’s employment agreement.

Item 11.    Executive Compensation - Continued

2012 Grants of Plan Based Awards

(a) Name	(c) Grant Date (1)	(e) Estimated Future Payouts Under Non- Equity Incentive Plan Awards Target ($) (2)	(g) All Other Unit Awards: Number of Units (#)	(h) All Other Option Awards: Number of Securities Underlying Options (#)	(i) Option Exercise Price ($/unit)	(j) Grant Date Fair Value of Unit and Option Awards ($) (3)

Mark E. Ellis	1/26/2012	775,000	136,277			5,080,407

Mark E. Ellis	10/11/2012			950,000	40.01	5,043,835

Kolja Rockov	1/26/2012	387,000	54,511			2,032,170

Kolja Rockov	10/11/2012			400,000	40.01	2,123,720

Arden L. Walker, Jr.	1/26/2012	387,000	54,511			2,032,170

Arden L. Walker, Jr.	10/11/2012			400,000	40.01	2,123,720

Charlene A. Ripley	1/26/2012	312,000	32,707			1,219,317

Charlene A. Ripley	10/11/2012			300,000	40.01	1,592,790

David B. Rottino	1/26/2012	312,000	32,707			1,219,317

David B. Rottino	10/11/2012			300,000	40.01	1,592,790
_______________________

(1)	In each case, the grant date is the same as the date of Compensation Committee approval.

(2)
In January 2012, the Compensation Committee set EICP targets for 2012 as a percentage of base salary. There is no threshold or maximum payout; the Compensation Committee has discretion to adjust the actual award above or below the target. The amount shown represents the payout at target; the actual awards for 2012 (awarded on January 23, 2013) are shown in column (g) of the Summary Compensation Table.

(3)
The amounts shown in column (j) represent the grant date fair value for each award under FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 5 to our audited consolidated financial statements for the fiscal year ended December 31, 2012, included in our Form 10-K.

Item 11.    Executive Compensation - Continued

Outstanding Equity Awards at December 31, 2012

	Option Awards				Unit Awards
Name	Units Underlying Unexercised Options Exercisable (#)	Number of Units Underlying Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date (1)	Number of Units That Have Not Vested (#)	Market Value of Unvested Units ($) (2)
Mark E. Ellis (3)	50,000	—	32.18	12/18/2016
Mark E. Ellis (3)	50,000	—	23.61	12/18/2017
Mark E. Ellis (3)	125,000	—	21.70	1/29/2018
Mark E. Ellis (3)	135,765	—	15.95	2/4/2019
Mark E. Ellis (7)	—	950,000	40.01	10/11/2019
Mark E. Ellis (4)					38,788	1,366,889
Mark E. Ellis (5)					124,345	4,381,918
Mark E. Ellis (6)					136,277	4,802,401
Kolja Rockov (3)	111,250	—	21.00	1/19/2016
Kolja Rockov (3)	85,000	—	27.94	12/6/2016
Kolja Rockov (3)	83,350	—	21.70	1/29/2018
Kolja Rockov (3)	88,625	—	15.95	2/4/2019
Kolja Rockov (7)	—	400,000	40.01	10/11/2019
Kolja Rockov (4)					14,546	512,601
Kolja Rockov (5)					42,632	1,502,352
Kolja Rockov (6)					54,511	1,920,968
Arden L. Walker Jr. (3)	50,000	—	33.00	2/5/2017
Arden L. Walker Jr. (3)	45,850	—	21.70	1/29/2018
Arden L. Walker Jr. (3)	57,700	—	15.95	2/4/2019
Arden L. Walker Jr. (7)	—	400,000	40.01	10/11/2019
Arden L. Walker Jr. (4)					10,303	363,078
Arden L. Walker Jr. (5)					35,527	1,251,971
Arden L. Walker Jr. (6)					54,511	1,920,968
Charlene A. Ripley (3)	30,000	—	35.00	4/11/2017
Charlene A. Ripley (3)	54,200	—	21.70	1/29/2018
Charlene A. Ripley (3)	58,075	—	15.95	2/4/2019
Charlene A. Ripley (7)	—	300,000	40.01	10/11/2019
Charlene A. Ripley (4)					9,697	341,722
Charlene A. Ripley (5)					28,422	1,001,591
Charlene A. Ripley (6)					32,707	1,152,595
David B. Rottino (3)	50,000	—	24.29	6/9/2018
David B. Rottino (3)	42,240	—	15.95	2/4/2019
David B. Rottino (7)	—	300,000	40.01	10/11/2019
David B. Rottino (4)					7,879	277,656
David B. Rottino (5)					28,422	1,001,591
David B. Rottino (6)					32,707	1,152,595
_______________________

(1)	Except as otherwise indicated, options expire ten years from date of grant.

(2)	Based on the closing sales price of our units on December 31, 2012 of $35.24.

(3)	These unit options are fully vested as of the date of this annual report.

(4)	These restricted unit awards vest in three equal installments on January 27, 2011, 2012, 2013.

(5)	These restricted unit awards vest in three equal installments on January 28, 2012, 2013 and 2014.

(6)	These restricted unit awards vest in three equal installments on January 26, 2013, 2014 and 2015.

(7)	These unit options vest in full on January 19, 2016, and expire seven years from the date of grant.

Item 11.    Executive Compensation - Continued

2012 Option Exercises and Units Vested

	Option Awards		Unit Awards
(a) Name	(b) Number of Units Acquired on Exercise (#)	(c) Value Realized on Exercise ($)	(d) Number of Units Acquired on Vesting (#)	(e) Value Realized on Vesting ($) (1)
Mark E. Ellis (2)	—	—	138,514	5,126,950
Kolja Rockov (3)	—	—	60,375	2,227,746
Arden L. Walker, Jr. (4)	—	—	44,027	1,626,418
Charlene A. Ripley (5)	—	—	39,973	1,475,078
David B. Rottino (6)	—	—	33,773	1,248,155
_______________________

(1)	The value realized represents the total fair market value of the units on the vesting date reported as earned compensation during 2012.

(2)	Mr. Ellis vested and sold 47,917 units to satisfy statutory federal payroll tax withholding requirements.

(3)	Mr. Rockov vested and sold 19,418 units to satisfy statutory federal payroll tax withholding requirements.

(4)	Mr. Walker vested and sold 13,474 units to satisfy statutory federal payroll tax withholding requirements.

(5)	Ms. Ripley vested and sold 11,994 units to satisfy statutory federal payroll tax withholding requirements.

(6)	Mr. Rottino vested and sold 9,742 units to satisfy statutory federal payroll tax withholding requirements.
Pension Benefits
We do not provide pension benefits for our Named Officers or other employees. Retirement benefits are provided through the Retirement Savings Plan, as discussed previously.
Non-Qualified Deferred Compensation
We do not have a non-qualified deferred compensation plan. The Retirement Savings Plan is a 401(k) deferred compensation arrangement and a qualified plan under section 401(a) of the Internal Revenue Code (Code).
Potential Payments Upon Termination or Change in Control
Payments Made Upon Termination For Any Reason
Under each of our Named Officer’s employment agreement, regardless of the manner in which his or her employment terminates, the executive will be entitled to receive amounts earned (but unpaid) during his or her term of employment. Such amounts include:

•	earned, but unpaid base salary;

•	unused vacation pay;

•	amounts contributed and vested through our Retirement Savings Plan; and

•	any other amounts that may be reimbursable by us to the Named Officer under his or her employment agreement.
Payments Made Upon Termination Without Cause or for Good Reason
In addition to the payments described above, in the event of termination by us other than for “Cause” or termination by the executive for “Good Reason” except in the event of a change of control, each Named Officer’s employment agreement provides for severance payments equal to two times the Named Officer’s highest base salary in effect at any time during the 36 months prior to the date of the termination. Each Named Officer will also receive his earned, but unpaid EICP awards determined as follows:
(i) If the Named Officer was employed for the entire previous year but was terminated prior to the Compensation Committee finally determining his or her EICP award for the preceding year, then the Named Officer will be deemed to have been awarded 100% of his target EICP award for that year; or
(ii) If the Named Officer was employed for the entire previous year and the Compensation Committee had already finally determined the EICP award for the preceding year by the date of termination, but it had not yet been paid, then the Named Officer will receive the actual amount of the EICP award; plus, in either case an amount representing a pro-rata, deemed (assuming an award at 100% of his or her target) EICP award for the fiscal year in

Item 11.    Executive Compensation - Continued

which the termination date occurs. We will also pay our portion of COBRA continuation coverage, as well as pay certain costs of continuing medical coverage after the expiration of the maximum required period under COBRA. The footnotes to the table below describe each Named Officer’s specific severance payments.
In addition, in the event of termination by the Company other than for “Cause” or termination by the Named Officer for “Good Reason,” all outstanding restricted unit and unit option awards will vest in full.
We will have “Cause” to terminate the Named Officer’s employment by reason of any of the following: (i) his or her conviction of, or plea of nolo contendere to, any felony or to any crime or offense causing substantial harm to us (whether or not for personal gain) or involving acts of theft, fraud, embezzlement, moral turpitude or similar conduct; (ii) his or her repeated intoxication by alcohol or drugs during the performance of his or her duties; (iii) his or her willful and intentional misuse of any of our funds; (iv) embezzlement by him or her; (v) his or her willful and material misrepresentations or concealments on any written reports submitted to us; (vi) his or her willful and intentional material breach of his or her employment agreement; (vii) his or her willful and material failure to follow or comply with the reasonable and lawful written directives of the board of directors; or (viii) conduct constituting a material breach of our then current (A) Code of Business Conduct and Ethics, and any other written policy referenced therein, or (B) the Code of Ethics for Chief Executive Officer and Senior Financial Officers, if applicable, provided that in each case the Named Officer knew or should have known such conduct to be a breach.
“Good Reason” will mean any of the following to which the Named Officer will not consent in writing: (i) a reduction in his or her then-current base salary; (ii) failure by us to pay in full on a current basis (A) any of the compensation or benefits described in the Named Officer’s employment agreement that are due and owing, or (B) any amounts that are due and owing to the Named Officer under any long-term or short-term or other incentive compensation plans, agreements or awards; (iii) material breach of any provision of the Named Officer’s employment agreement by us; (iv) any material reduction in the Named Officer’s title, authority or responsibilities; or (v) a relocation of the Named Officer’s primary place of employment to a location more than fifty (50) miles from our then-current location in Houston, Texas.
If the Named Officer is terminated for “Cause” or voluntarily terminates his or her employment without “Good Reason,” the Named Officer will receive only the amounts identified under “-Payments Made Upon Termination For Any Reason.”
Payments Made Upon Death, Disability or Retirement
In the event of the death, “Disability” or “Retirement” of a Named Officer, he or she will receive amounts earned (but unpaid) during his or her term of employment as described above. In addition, upon the death or “Disability” of a Named Officer, all outstanding restricted units and unit option awards will vest in full. Upon “Retirement,” all unvested awards will be canceled and new immediately vested unit grant awards will be made in an equivalent amount of the unvested portion.
“Disability” means the earlier of (a) written determination by a physician selected by us and reasonably agreed to by the Named Officer that the Named Officer has been unable to perform substantially his or her usual and customary duties for a period of at least one hundred twenty (120) consecutive days or a non-consecutive period of one hundred eighty (180) days during any twelve-month period as a result of incapacity due to mental or physical illness or disease; and (b) “Disability” as such term is defined in our applicable long-term disability insurance plan.
“Retirement” shall mean termination of the Named Officer’s service relationship with us on or after his or her attainment of age 60 with at least 5 years of employment with us or our affiliates.
Payments Made Upon a Termination Following a Change of Control
Our LTIP and the employment agreements with each Named Officer provide certain benefits if his or her employment is terminated by us without Cause (as defined above) or by the Named Officer for Good Reason (as defined above) during the period beginning six (6) months prior to a Change of Control and ending two (2) years following the Change of Control.
In addition to the earned benefits and amounts listed under the heading “-Payments Made Upon Termination For Any Reason,” the Named Officer will receive:

•
a lump sum severance payment that ranges from two to three times the sum of the Named Officer’s base salary at the highest rate in effect at any time during the thirty-six (36) month period immediately preceding the termination date, plus the highest EICP award that the Employee was paid in the thirty-six (36) months immediately preceding the Change of Control;

Item 11.    Executive Compensation - Continued

•	COBRA continuation coverage as described above upon a termination without “Cause” or for “Good Reason;”

•	his or her earned, but unpaid EICP award determined as described above upon a termination without “Cause” or for “Good Reason;”

•	an amount equal to the excise tax charged to the Named Officer as a result of the receipt of any change of control payments; and

•	all restricted unit and unit options awards held by the Named Officer will automatically vest and become exercisable.
With respect to the definition of “Change of Control,” each of the Named Officers’ employment agreements are the same. “Change of Control” means the first to occur of:

(1)
The acquisition by any individual, entity or group (within the meaning of Section 13(d) (3) or 14(d) (2) of the Exchange Act) (a “Person”) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of thirty-five percent (35%) or more of either (A) the then-outstanding equity interests of the Company (the “Outstanding Equity”) or (B) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Outstanding Voting Securities”); provided, however, that, for purposes of this Section 1 of this definition, the following acquisitions will not constitute a Change of Control: (i) any acquisition directly from us, (ii) any acquisition by us, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by us or any affiliated company, or (iv) any acquisition by any corporation or other entity pursuant to a transaction that complies with Section (3)(A), Section (3)(B) or Section (3)(C) below;

(2)
Any time at which individuals who, as of the date of such Named Officer’s employment agreement with us, constitute the board of directors (the “Incumbent Board”) cease for any reason to constitute at least a majority of the board of directors; provided, however, that any individual becoming a director subsequent to such date whose election, or nomination for election by our Unitholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board will be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the Incumbent Board;

(3)
Consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving us or any of our subsidiaries, a sale or other disposition of all or substantially all of our assets, or the acquisition of assets or equity interests of another entity by us or any of our subsidiaries (each, a “Business Combination”), in each case unless, following such Business Combination, (A) all or substantially all of the individuals and entities that were the beneficial owners of the Outstanding Equity and the Outstanding Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty percent (50%) of the then-outstanding equity interests and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation or other entity that, as a result of such transaction, owns us or all or substantially all of our assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership immediately prior to such Business Combination of the Outstanding Equity and the Outstanding Voting Securities, as the case may be, (B) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation or other entity resulting from such Business Combination) beneficially owns, directly or indirectly, thirty-five percent (35%) or more of, respectively, the then-outstanding equity interests of the corporation or other entity resulting from such Business Combination or the combined voting power of the then-outstanding voting securities of such corporation or other entity, except to the extent that such ownership existed prior to the Business Combination, and (C) at least a majority of the members of the board of directors of the corporation or equivalent body of any other entity resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement or of the action of the Board providing for such Business Combination; or

(4)	Consummation of a complete liquidation or dissolution of the Company.
Excise Taxes
If any benefits payable or otherwise provided under each Named Officer’s employment agreement would be subject to the excise tax imposed by Section 4999 of the Code (“Excise Tax”), then we will provide for the payment of, or otherwise reimburse the executive for, an amount up to such Excise Tax and any related taxes, fees or penalties thereon.

Item 11.    Executive Compensation - Continued

Non-Competition Provisions
The non-competition provisions of the employment agreements of each of the Named Officers are described above in the section titled “-Narrative Disclosure to the 2012 Summary Compensation Table.”
Quantification of Payments on Termination
The chart below reflects the amount of compensation to each of our Named Officers in the event of termination of such officer’s employment pursuant to his or her employment agreement and our LTIP. The amount of compensation payable to each Named Officer upon voluntary termination with “Good Reason,” involuntary termination other than for “Cause,” termination following a “Change of Control” and the occurrence of the “Disability”, death or retirement of the executive is shown below. The amounts shown are calculated assuming that such termination was effective as of December 31, 2012, and thus include amounts earned through such time (other than amounts payable pursuant to our Retirement Savings Plan) and are estimates of the amounts which would be paid to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of the Named Officer’s actual separation from us.

Name and Reason for Termination	Severance Pay ($)	Bonus ($) (4)	Health Benefits ($)	Early Vesting of Equity Awards ($) (a)	Estimated Tax Gross Up ($) (5)	Total ($)
Mark E. Ellis (1)
Without cause or good reason	1,550,000	775,000	42,274	10,551,208	—	12,918,482
Change of Control	6,627,000	775,000	63,411	10,551,208	—	18,016,619
Disability, Death or Retirement	—	775,000	—	10,551,208	—	11,326,208

Kolja Rockov (2)
Without cause or good reason	860,000	387,000	30,698	3,935,920	—	5,213,618
Change of Control	2,865,000	387,000	38,372	3,935,920	—	7,226,292
Disability, Death or Retirement	—	387,000	—	3,935,920	—	4,322,920

Arden L. Walker, Jr. (2)
Without cause or good reason	860,000	387,000	29,054	3,536,017	—	4,812,071
Change of Control	2,865,000	387,000	29,054	3,536,017	—	6,817,071
Disability, Death or Retirement	—	387,000		3,536,017	—	3,923,017

Charlene A. Ripley (3)
Without cause or good reason	780,000	312,000	33,134	2,495,908	—	3,621,042
Change of Control	1,936,000	312,000	33,134	2,495,908	—	4,777,042
Disability, Death or Retirement	—	312,000	—	2,495,908	—	2,807,908

David B. Rottino (3)
Without cause or good reason	780,000	312,000	41,932	2,431,842	—	3,565,774
Change of Control	1,936,000	312,000	41,932	2,431,842	—	4,721,774
Disability, Death or Retirement	—	312,000	—	2,431,842	—	2,743,842
_______________________

(a)
Closing price of our units on December 31, 2012 was $35.24. All awards under the LTIP fully vest upon termination without cause, good reason, death, disability or a change of control (as each is defined in the respective employment agreements). Upon retirement, unvested awards are canceled and an equivalent amount of immediately vested unit grants are made.

(1)
If Mr. Ellis’ employment is terminated without cause or by employee for good reason, his employment agreement provides that, in addition to the amounts earned but unpaid, (1) he will receive a lump sum severance payment of two times his base salary at the highest rate in effect at any time during the thirty-six (36) month period

Item 11.    Executive Compensation - Continued

immediately preceding the termination (“Severance Pay”), (2) we will pay our portion of COBRA continuation coverage, as well as pay certain costs of continuing medical coverage for Mr. Ellis for up to six months after the expiration of the maximum required period under COBRA, and (3) all of Mr. Ellis’s granted but unvested awards under the LTIP shall immediately vest.
If Mr. Ellis is terminated without cause or by him for good reason during the period beginning six (6) months prior to a Change of Control and ending two (2) years following a Change of Control (“COC Period”), he is entitled to the same severance benefits described above, except that (1) the Severance Pay will be three times the sum of a) his highest base salary in effect at any time during the 36-month period immediately preceding termination (“Highest Base Salary”) and b) his highest annual EICP award in the 36 months prior to the change of control (“Highest EICP Award”) and (2) the period for continued coverage of medical benefits will be up to eighteen months after the expiration of the maximum period required by COBRA. Mr. Ellis will also receive a gross up of any Excise Tax (“Excise Tax Gross Up”) and of any Section 409A penalties and interest.

(2)
If either of Mr. Rockov or Mr. Walker is terminated without cause or by him for good reason, his employment agreement provides for severance benefits substantially similar to Mr. Ellis. If Mr. Rockov or Mr. Walker is terminated without cause or by him for good reason during the COC Period, each will be entitled to substantially the same benefits as Mr. Ellis except that 1) his Severance Pay is 2.5 times the sum of his Highest Base Salary and Highest EICP Award and 2) the period for continued coverage of medical benefits will be up to twelve months after the expiration of the maximum required period under COBRA. Mr. Rockov’s and Mr. Walker’s employment agreements include the Excise Tax Gross Up but no gross up for penalties or interest under Section 409A.

(3)
If Mr. Rottino is terminated without cause or by him for good reason, the employment agreement provides for severance benefits substantially similar to Mr. Ellis. If Mr. Rottino is terminated without cause or by him for good reason during the COC Period, he will be entitled to substantially the same benefits as Mr. Ellis, except (1) Severance Pay shall be two times the sum of his Highest Base Salary and Highest EICP Award and (2) the period for continued coverage of medical benefits will remain up to six months after the expiration of the maximum required period under COBRA. Mr. Rottino’s employment agreement includes the Excise Tax Gross Up but no gross up for penalties or interest under Section 409A.

(4)
The amounts listed under Bonus represent each Named Officer’s target EICP award for 2012. As described above under “-Payments Made Upon Termination Without Cause or for Good Reason,” if the Named Officer was employed for the entire previous year but was terminated prior to the Compensation Committee finally determining his or her EICP award for the preceding year (in the hypothetical case presented in the table above, on December 31, 2012), he or she would have received his or her target EICP award. The Compensation Committee determined actual EICP awards for 2012 performance on January 23, 2013; the actual awards for each Named Officer are identified in column (g) of the Summary Compensation Table, but are not reflected in the table above.

(5)
Using a hypothetical termination date of December 31, 2012, we determined that none of our Named Officers would have “excess parachute payments” as defined in Section 280G of the Code; thus none would be entitled to a tax gross up.

Director Compensation
We use a combination of cash and unit-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us as well as the skill level required by us of members of our board of directors.
Annual Retainer and Fees. In 2012, each independent director (as determined by our board of directors pursuant to applicable NASDAQ listing standards) received the following cash compensation for serving on our board of directors:

•	An annual cash retainer of $50,000 paid in four installments quarterly;

•	A per meeting fee of $1,500, payable quarterly;

•	A per committee meeting fee of $1,000, payable quarterly; and

•	Committee chair fees (each payable quarterly) of:

•	$15,000 for the Audit Committee chair;

•	$7,500 for the Nominating and Governance Committee chair; and

•	$10,000 for the Compensation Committee chair.

•	Lead director fee of $10,000 per year, payable quarterly.

Item 11.    Executive Compensation - Continued

Restricted Unit Grant. In January 2012, the Compensation Committee approved an annual grant of 4,770 restricted units to each of our independent directors. Restricted units are granted under the LTIP and vest over three years. The restricted units have the same terms and conditions as grants made to our Named Officers.
2012 Director Summary Compensation Table
The table below summarizes the compensation we paid to our non-employee directors for the fiscal year ended December 31, 2012.

(a) Name (1)	(b) Fees Earned or Paid in Cash ($)	(c) Unit Awards ($) (2) (3)	(e) All Other Compensation ($) (4)	(f) Total ($)
George A. Alcorn	90,500	177,826	55,060	323,386
David D. Dunlap	66,500	167,522	6,917	240,939
Terrence S. Jacobs	94,500	177,826	55,060	327,386
Michael C. Linn	65,000	177,826	280,707	523,533
Joseph P. McCoy	98,000	177,826	46,465	322,291
Jeffrey C. Swoveland	94,500	177,826	55,060	327,386
______________________

(1)
Mark E. Ellis, our Chairman, President and Chief Executive Officer, is not included in this table as he was an employee in 2012 and thus received no additional compensation for his service as director. Mr. Ellis’s compensation is shown in the Summary Compensation Table above.

(2)	Reflects the aggregate grant date fair value of 2012 awards computed in accordance with FASB ASC Topic 718. The following represents outstanding unit grant awards as of December 31, 2012:

Director	Phantom Unit Awards (#)	Value at Grant Date ($)	Vested Phantom Units (#)	Vested Unit Options (#)	Exercise Price ($)	Restricted Unit Awards (#)	Value at Grant Date ($)
George A. Alcorn	9,946	277,918	9,946	2,000	20.18	9,272	333,386
David D. Dunlap	—	—	—	—	—	4,770	167,522
Terrence S. Jacobs	9,946	277,918	9,946	—	—	9,272	333,386
Michael C. Linn	—	—	—	—	—	97,978	3,300,218
Joseph P. McCoy	6,946	196,798	6,946	—	—	9,272	333,386
Jeffrey C. Swoveland	9,946	277,918	9,946	10,000	20.18	9,272	333,386
_______________________

(3)	In addition, the Compensation Committee approved the following restricted unit grants to our directors on January 23, 2013:

Director	Restricted Unit Awards (#)	Value at Grant Date ($)
George A. Alcorn	5,205	198,258
David D. Dunlap	5,205	198,258
Terrence S. Jacobs	5,205	198,258
Michael C. Linn	5,205	198,258
Joseph P. McCoy	5,205	198,258
Jeffrey C. Swoveland	5,205	198,258
_______________________

(4)	Reflects the dollar amount of distributions paid in 2012 on the phantom and restricted units reported in (2) above.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth as of October 1, 2013, the number of units beneficially owned by: (i) each person who is known to us to beneficially own more than 5% of a class of units; (ii) the current directors and nominees of our board of directors; (iii) each Named Officer; and (iv) all current directors, executive officers and Named Officers as a group. We obtained certain information in the table from filings made with the SEC. Unless otherwise noted, each beneficial owner has sole voting power and sole investment power.

Name of Beneficial Owner (1)	Units Beneficially Owned	Percentage of Units Beneficially Owned
LinnCo, LLC	34,787,500	14.8%
Mark E. Ellis (2)(3)(4)	967,527	*
Kolja Rockov (2)(3)(5)	639,945	*
Arden L. Walker, Jr. (2)(3)(6)	313,286	*
Charlene A. Ripley (2)(3)	162,713	*
David B. Rottino (2)(3)(7)	217,490	*
George A. Alcorn (2)(3)(8)	39,486	*
David D. Dunlap (2)(3)	21,680	*
Michael C. Linn (2)(3)(9)	681,832	*
Joseph P. McCoy (2)(3)(10)	40,470	*
Jeffrey C. Swoveland (2)(3)(11)	46,766	*
All executive officers, directors and Named Officers as a group (10 persons) (12)	3,131,195	*
_______________________

*	Less than 1% of class based on 235,178,498 units outstanding as of October 1, 2013.

(1)	To our knowledge after reviewing Schedule 13G/Ds filed with the SEC, LinnCo, LLC is the only holder of which we are aware that beneficially own more than 5% of our units.

(2)	The address of each beneficial owner, unless otherwise noted, is c/o Linn Energy, LLC, 600 Travis, Suite 5100, Houston, Texas 77002.

(3)
Includes unvested restricted unit awards that vest in equal installments, generally over approximately three years. Please see “–Outstanding Equity Awards at December 31, 2012” for vesting schedule of unvested awards.

(4)	Includes 310,765 units underlying options currently exercisable. Includes 494,664 units Mr. Ellis has pledged to secure certain personal accounts.

(5)
Includes 400 units as custodian under certain Uniform Gifts to Minors Accounts (UGMA) for immediate family members as to which Mr. Rockov disclaims beneficial ownership. Includes 240,127 units Mr. Rockov has pledged to secure certain personal accounts and 279,665 units underlying options currently exercisable.

(6)	Includes 103,550 units underlying options currently exercisable.

(7)	Includes 92,240 units underlying options currently exercisable.

(8)	Includes 2,000 units underlying options currently exercisable and 9,946 phantom units.

(9)	Includes 102,301 units underlying options currently exercisable.

(10)	Includes 6,946 phantom units.

(11)	Includes 10,000 units underlying options currently exercisable and 9,946 phantom units.

(12)	Percentage ownership of executive officers and directors is based on total units outstanding as of October 1, 2013.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
In the ordinary course of our business, we purchase products or services from, or engage in other transactions with, various third parties. Occasionally, these transactions may involve entities that are affiliated with one or more members of our board of directors. When they occur, these transactions are conducted in the ordinary course and on an arm’s-length basis.
Review and Approval of Related Party Transactions
We review all relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. We have developed and implemented processes and controls to obtain information from our directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to us or a related person are disclosed in our annual proxy statement. In addition, our Audit Committee or board of directors (if appropriate) reviews and approves or ratifies or disapproves any related person transaction that is required to be disclosed. In the course of its review of a disclosable related party transaction, consideration is given to:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest; and

•	any other matters deemed appropriate.
Any director who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction; provided, however, that such director may be counted in determining the presence of a quorum at the meeting where the transaction is considered.
Our Relationship with LinnCo, LLC
General. As of September 30, 2013, LinnCo owns approximately 15% of our outstanding units. We control LinnCo’s management and operations through our ownership of LinnCo’s sole voting share.
Omnibus Agreement. Concurrent with the closing of its initial public offering (“IPO”), LinnCo entered into an agreement with us (the “Omnibus Agreement”) pursuant to which we agree to provide LinnCo certain financial, legal, accounting, tax advisory, financial advisory and engineering services or to pay on LinnCo’s behalf or reimburse LinnCo for any expenses incurred in connection with securing these services from third parties, as well as printing costs and other administrative and out-of-pocket expenses LinnCo incurs, along with any other expenses LinnCo incurred in connection with the IPO or will incur in any future offering of its shares or as a result of being a publicly traded entity, including costs associated with annual, quarterly and other reports to LinnCo shareholders, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees. We will also provide LinnCo with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. These cash management services are intended to optimize the use of LinnCo’s cash on hand and to reduce the likelihood of a change in the amount of any dividend paid to LinnCo shareholders across periods other than as a result of any change in the amount of distributions paid by us. In addition, we will indemnify LinnCo and its officers and directors for damages suffered or costs incurred (other than income taxes payable by LinnCo) in connection with carrying out LinnCo’s activities. Finally, we have granted LinnCo a license to utilize our trademarks.

Item 13.	Certain Relationships and Related Transactions, and Director Independence - Continued

Future Offerings. LinnCo will purchase from us a number of our units equal to or greater than the number of shares LinnCo sells in any future offering for an amount equal to or less than the net cash proceeds of such offering (after deducting underwriting discounts but before payment of other offering expenses) plus any properties or assets received by LinnCo in such offering. As a result, we will indirectly bear the cost of any underwriting discounts associated with future offerings of LinnCo common shares.
Contribution Agreement. In connection with the proposed merger with Berry Petroleum Company with and into LinnCo (the “merger”), LinnCo entered into a contribution agreement with us with respect to the issuance of our units to LinnCo in connection with the contribution by LinnCo of all of the outstanding limited liability company interests in Linn Acquisition Company, LLC (“LinnCo Merger Sub”) to us (the “Contribution”). The closing of the Contribution is expected to occur on the closing date of the merger. Under the contribution agreement, the number of our units to be issued to LinnCo in exchange for all of the limited liability company interests in LinnCo Merger Sub will be equal to the greater of (i) the aggregate number of LinnCo common shares issued in the LinnCo Merger (as defined in the Merger Agreement) and (ii) the number of our units required to cause LinnCo to own no less than one-third of all of our outstanding units following the Contribution.
The contribution agreement contains representations, warranties and covenants of the parties customary for a transaction of this type. In addition, certain covenants under the contribution agreement require each party to use reasonable best efforts to cause the Contribution to be consummated, including filing the appropriate government and regulatory approvals. The closing of the Contribution is subject to certain negotiated conditions, including: the representations and warranties of both parties being true and correct in all material respects, the merger having been consummated, and all waiting periods applicable to the merger contemplated by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the rules and regulations promulgated thereunder, having been expired or terminated. Satisfaction of the conditions to the consummation of the contribution is a condition to the closing of the merger.
The contribution agreement provides that LinnCo will receive from us payments of $6 million, or $0.06 per unit, in each of 2013, 2014 and 2015 to reasonably compensate LinnCo for the anticipated actual increase in its tax liability that results from the consummation of the transactions. In addition, the contribution agreement provides that in the event that, within seven years following the Contribution, we desire to effect a disposition of a material portion of the assets acquired in a manner that results in a material increase to the tax liability resulting from the allocation of income or gain pursuant to Section 704(c) of the Code (a “Material Disposition Transaction”), such Material Disposition Transaction would be approved by an independent committee appointed for such purpose by the LinnCo board of directors.
Indemnification of Officers and Directors
Our limited liability company agreement provides that we will generally indemnify officers and members of our board of directors against all losses, claims, damages or similar events. Our limited liability company agreement is filed as an exhibit to the Form 10-K. Subject to any terms, conditions or restrictions set forth in our limited liability company agreement, Section 18-108 of the LLC Act empowers a Delaware limited liability company to indemnify and hold harmless any member or manager or other person from and against all claims and demands whatsoever. We have also entered into individual indemnity agreements with each of our executive officers and directors which supplement the indemnification provisions in our limited liability company agreement.
Director Independence
The Nominating Committee reviews director independence on an annual basis and makes a threshold determination as to the status of each director’s independence. After this initial determination is made, the Nominating Committee makes a recommendation to the full board of directors, who then ultimately determine director independence. This subjective determination is made by considering all direct or indirect business relationships between each director (including his immediate family) and our company, as well as relationships between our company and charitable organizations with which the director is affiliated. The full board of directors, upon recommendation by the Nominating Committee, has determined that Messrs. Alcorn, Dunlap, McCoy and Swoveland qualify as “independent” in accordance with the published listing requirements of NASDAQ. The NASDAQ independence definition includes a series of objective tests, including that the director is not an employee of our company and has not engaged in various types of business dealings with our company. In addition, as further required by the NASDAQ rules, the Nominating Committee has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Nominating Committee, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. Mr. Linn is not independent by virtue of employment within the last three years with our company and Mr. Ellis is not independent by virtue of his role as

Item 13.	Certain Relationships and Related Transactions, and Director Independence - Continued

our Chairman, President and Chief Executive Officer. During the board of directors’ most recent review of independence, the board of directors specifically considered that Mr. Dunlap is the President and Chief Executive Officer of Superior, which provides certain oilfield services to us. According to disclosures made by Mr. Dunlap, for the year ended December 31, 2012, we were billed approximately $23 million from Superior and its subsidiaries for services rendered to us. These transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions and do not represent more than 5% of the consolidated gross revenues of Superior. The board of directors then determined that our relationship with Superior would not interfere with Mr. Dunlap’s exercise of his independent judgment in carrying out his responsibilities as our director.
Item 14.    Principal Accounting Fees and Services
The Audit Committee has selected KPMG LLP to continue as its independent public accountant for 2013. KPMG LLP has served as our independent public accountant since 2005. The Audit Committee has determined to submit KPMG LLP’s selection to unitholders for ratification. Unitholder ratification of the selection of KPMG LLP as our independent public accountant for 2013 is not required by our limited liability company agreement. We submit the selection of KPMG LLP to unitholders for ratification as a matter of good corporate practice.
Audit Fees
The fees for professional services rendered by KPMG LLP for the audit of our annual consolidated financial statements for each of the fiscal years ended December 31, 2011 and 2012, and the reviews of the financial statements included in any of our Quarterly Reports on Forms 10-Q for each of those fiscal years were approximately $1,300,000 and $1,350,000, respectively.
Audit-Related Fees
KPMG LLP also received fees for services in connection with, and comfort letters for, our senior notes offerings and equity offerings in 2011 and 2012 as well as an audit of our 401(k) plan in 2011. These fees totaled approximately $1,100,000 and $730,000 for the years ended December 31, 2011 and 2012, respectively.
Tax Fees
We incurred no fees in the fiscal years ended December 31, 2011 and 2012 for tax-related services provided by KPMG LLP.
All Other Fees
We incurred no other fees in the fiscal years ended December 31, 2011 and 2012 for any other services provided by KPMG LLP.
Audit Committee Approval of Audit and Non-Audit Services
The Audit Committee pre-approves all audit and non-audit services to be provided to us by our independent public accountant in the upcoming year at the last meeting of each calendar year and at subsequent meetings as necessary. The non-audit services to be provided are specified and shall not exceed a specified dollar limit. During the course of a fiscal year, if additional non-audit services are identified, these services are presented to the Audit Committee for pre-approval. All of the services covered under the caption “Audit-Related Fees” were approved by the Audit Committee and none were provided under the de minimis exception of Section 10A of the Exchange Act.

Part IV

Item 15.    Exhibits and Financial Statement Schedules
(a) - 1.  Financial Statements:
All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
(a) - 2.  Financial Statement Schedules:
All schedules are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
(a) - 3.  Exhibits:
The exhibits required to be filed by this Item 15 are set forth in the “Index to Exhibits” accompanying this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINN ENERGY, LLC

Date: November 5, 2013	By:	/s/ Mark E. Ellis
Mark E. Ellis
Chairman, President and Chief Executive Officer

Date: November 5, 2013	By:	/s/ David B. Rottino
David B. Rottino
Senior Vice President of Finance, Business Development and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Ellis	Chairman, President and Chief Executive Officer (Principal Executive Officer)	November 5, 2013
Mark E. Ellis

/s/ Kolja Rockov	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 5, 2013
Kolja Rockov

/s/ David B. Rottino	Senior Vice President of Finance, Business Development and Chief Accounting Officer (Principal Accounting Officer)	November 5, 2013
David B. Rottino

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	—
Agreement and Plan of Merger, dated as of February 20, 2013, by and among Berry Petroleum Company, Bacchus HoldCo, Inc., Bacchus Merger Sub, Inc., LinnCo, LLC, Linn Acquisition Company, LLC and Linn Energy, LLC (incorporated herein by reference to Annex A of Part I of the document included in the Registration Statement on Form S-4 (File No. 333-187484) filed on March 22, 2013)

2.2	—
Contribution Agreement, dated as of February 20, 2013, by and between LinnCo, LLC and Linn Energy, LLC (incorporated herein by reference to Annex B of Part I of the document included in the Registration Statement on Form S-4 (File No. 333-187484) filed on March 22, 2013)

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

10.8*	—
Form of Non-Executive Phantom Unit Agreement pursuant to the Linn Energy, LLC Amended and Restated Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013)

10.9*	—
Form of Executive Phantom Unit Agreement pursuant to the Linn Energy, LLC Amended and Restated Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013)

10.10*	—
Retirement Agreement, dated as of November 29, 2011, by and among Linn Operating, Inc., Linn Energy, LLC and Michael C. Linn (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 1, 2011)

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

INDEX TO EXHIBITS - Continued

Exhibit Number		Description
10.14*	—
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
Amendment No. 1, dated April 26, 2011, to First Amended and Restated Employment Agreement, dated December 17, 2008, between Linn Operating, Inc. and Arden L. Walker, Jr. (incorporated herein by reference to Quarterly Report on Form 10-Q filed on April 28, 2011)

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

10.28*	—
Indemnity Agreement, dated as of July 10, 2012, between Linn Energy, LLC and David D. Dunlap (incorporated herein by reference to Exhibit 10.28 to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013)

10.29*	—
Indemnity Agreement, dated as of February 4, 2013, between Linn Energy, LLC and Linda M. Stephens (incorporated herein by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013)

10.30	—
Fifth Amended and Restated Credit Agreement dated as of May 2, 2011, among Linn Energy, LLC as Borrower, BNP Paribas, as Administrative Agent, and the Lenders and agents Party thereto (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on July 28, 2011)

INDEX TO EXHIBITS - Continued

Exhibit Number		Description
10.31	—
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
Fourth Amendment to the Fifth Amended and Restated Credit Agreement among Linn Energy, LLC, as borrower, Wells Fargo Bank, National Association , as administrative agent, and the lenders and agents party thereto (incorporated herein by reference to Exhibit 10.31 to Amendment No. 5 to Registration Statement on Form S-1/A filed on October 10, 2012)

10.35	—
Fifth Amendment, dated February 20, 2013, to the Fifth Amended and Restated Credit Agreement among Linn Energy, LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lenders and agents party thereto (incorporated herein by reference to Exhibit 10.35 to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013)

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

12.1	—	Computation of Ratio of Earnings to Fixed Charges (incorporated herein by reference to Exhibit 12.1 to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013)
21.1	—	Significant Subsidiaries of Linn Energy, LLC (incorporated herein by reference to Exhibit 21.1 to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013)
23.1**	—	Consent of KPMG LLP
23.2**	—	Consent of DeGolyer and MacNaughton
31.1**	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
31.2**	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
32.1**	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
32.2**	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
99.1**	—	2012 Report of DeGolyer and MacNaughton dated as of June 3, 2013
101.INS	—	XBRL Instance Document (previously furnished as Exhibit 101.INS to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013)
101.SCH	—	XBRL Taxonomy Extension Schema Document (previously furnished as Exhibit 101.SCH to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document (previously furnished as Exhibit 101.CAL to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013)

INDEX TO EXHIBITS - Continued

Exhibit Number		Description
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (previously furnished as Exhibit 101.DEF to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (previously furnished as Exhibit 101.LAB to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (previously furnished as Exhibit 101.PRE to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013)

*	Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

**	Filed herewith.