Form 10-Q/A
period 2013-03-31
LINN ENERGY, LLC
filed 2013-11-05
CIK 1326428

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

EXPLANATORY NOTE
Linn Energy, LLC (“LINN Energy” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on April 25, 2013. In connection with LinnCo, LLC’s (“LinnCo”) acquisition of Berry Petroleum Company, the Company and LinnCo filed a Registration Statement on Form S-4 and subsequent amendments to the S-4 (as amended, the “S-4”) to address the SEC’s comments to the S-4 and the Original Filing. This Amended Filing is being filed to conform the disclosures in the Quarterly Report on Form 10-Q with the disclosures made in the S-4.
For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the revisions. In the Amended Filing, the Company has updated Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to include additional disclosure regarding the Company’s commodity hedging, its board of directors determination of the amount of cash distributions to pay unitholders (including discretionary reductions for a portion of oil and natural gas development costs) and gains (losses) on oil and natural gas derivatives and voluntarily remove non-GAAP financial measures, among other revisions; Item 3. Quantitative and Qualitative Disclosures About Market Risk to revise disclosures with respect to commodity hedging transactions; and Item 1A. Risk Factors.
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

ii

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
Executive Overview
LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering in January 2006. The Company’s properties are located in eight operating regions in the United States (“U.S.”):

•	Mid-Continent, which includes properties in Oklahoma, Louisiana and the eastern portion of the Texas Panhandle (including the Granite Wash and Cleveland horizontal plays);

•	Hugoton Basin, which includes properties located primarily in Kansas and the Shallow Texas Panhandle;

•	Green River Basin, which includes properties located in southwest Wyoming;

•	Permian Basin, which includes areas in west Texas and southeast New Mexico;

•	Williston/Powder River Basin, which includes the Bakken formation in North Dakota and the Powder River Basin in Wyoming;

•	Michigan/Illinois, which includes the Antrim Shale formation in the northern part of Michigan and oil properties in southern Illinois;

•	California, which includes the Brea Olinda Field of the Los Angeles Basin; and

•	East Texas, which includes properties located in east Texas.
Results for the three months ended March 31, 2013, included the following:

•	oil, natural gas and NGL sales of approximately $463 million compared to $349 million for the first quarter of 2012;

•	average daily production of 796 MMcfe/d compared to 471 MMcfe/d for the first quarter of 2012;

•	net loss of approximately $222 million compared to $6 million for the first quarter of 2012;

•	net cash provided by operating activities of approximately $335 million compared to $36 million for the first quarter of 2012;

•	capital expenditures, excluding acquisitions, of approximately $272 million compared to $259 million for the first quarter of 2012; and

•	113 wells drilled (all successful) compared to 81 wells drilled (79 successful) for the first quarter of 2012.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended March 31,
	2013	2012	Variance
Average daily production:
Natural gas (MMcf/d)	443	229	93%
Oil (MBbls/d)	30.1	26.1	15%
NGL (MBbls/d)	28.7	14.2	102%
Total (MMcfe/d)	796	471	69%

Weighted average prices (unhedged): (1)
Natural gas (Mcf)	$3.38	$3.16	7%
Oil (Bbl)	$89.13	$97.25	(8)%
NGL (Bbl)	$33.38	$40.21	(17)%

Average NYMEX prices:
Natural gas (MMBtu)	$3.34	$2.74	22%
Oil (Bbl)	$94.37	$102.93	(8)%

Costs per Mcfe of production:
Lease operating expenses	$1.24	$1.67	(26)%
Transportation expenses	$0.38	$0.25	52%
General and administrative expenses (2)	$0.82	$1.01	(19)%
Depreciation, depletion and amortization	$2.76	$2.74	1%
Taxes, other than income taxes	$0.55	$0.59	(7)%

(1)	Does not include the effect of gains (losses) on derivatives.

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
Gains (Losses) on Oil and Natural Gas Derivatives
Gains (losses) on oil and natural gas derivatives decreased by approximately $110 million to losses of approximately $108 million for the three months ended March 31, 2013, from gains of approximately $2 million for the three months ended March 31, 2012. Gains (losses) on oil and natural gas derivatives decreased primarily due to the changes in fair value on unsettled derivatives contracts, partially offset by increased cash settlements during the period. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
During the three months ended March 31, 2013, the Company had commodity derivative contracts for approximately 107% of its natural gas production, including natural gas put options used to indirectly hedge NGL revenues, and 136% of its oil production. During the three months ended March 31, 2012, the Company had commodity derivative contracts for approximately 114% of its natural gas production, including natural gas put options used to indirectly hedge NGL revenues, and 108% of its oil production.
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
Statements of Cash Flows
The following is a comparative cash flow summary:

	Three Months Ended March 31,
	2013	2012	Variance
	(in thousands)
Net cash:
Provided by operating activities (1)	$334,594	$35,513	$299,081
Used in investing activities	(278,999)	(1,460,555)	1,181,556
Provided by (used in) financing activities	(50,804)	1,448,112	(1,498,916)
Net increase in cash and cash equivalents	$4,791	$23,070	$(18,279)

(1)	The three months ended March 31, 2012, are net of payments made for commodity derivative premiums of approximately $178 million.
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2013, was approximately $335 million, compared to approximately $36 million for the three months ended March 31, 2012. The increase was primarily due to no premiums paid for derivatives during the three months ended March 31, 2013, compared to approximately $178 million in premiums paid during the same period in 2012. Premiums paid for commodity derivatives decreased primarily due to reduced acquisition activity during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. Lower premiums and higher revenues primarily due to increased production volumes were partially offset by higher expenses.
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

As of March 31, 2013, the Company was in compliance with all financial and other covenants of the Credit Facility. If an event of default would occur and were continuing, the Company would be unable to make borrowings and its financial condition and liquidity would be adversely affected. For information related to the Credit Facility, see Note 6.
The Company depends, in part, on its Credit Facility for future capital needs. In addition, the Company has drawn on the Credit Facility to fund or partially fund quarterly cash distribution payments. Absent such borrowings, the Company would have at times experienced a shortfall in cash available to pay the declared quarterly cash distribution. For additional information, see “Distribution Practices” below. If an event of default occurs and is continuing under the Credit Facility, the Company would be unable to make borrowings to fund distributions. For additional information about this matter and other risk factors that could affect the Company, see Item 1A. “Risk Factors.”
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Net cash provided by operating activities	$334,594	$35,513
Distributions to unitholders	(170,954)	(137,590)
Excess (shortfall) of net cash provided by operating activities after distributions to unitholders	163,640	(102,077)
Discretionary adjustments considered by the Board of Directors:
Premiums paid for derivatives (1)	—	177,541
Cash received for acquisitions – revenues less operating expenses (2)	—	39,093
Discretionary reductions for a portion of oil and natural gas development costs (3)	(110,298)	(67,369)
Provision for legal matters (4)	—	635
Changes in operating assets and liabilities and other, net (5)	(73,762)	(24,275)
Excess (shortfall) of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors (6)	$(20,420)	$23,548

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

(3)
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

See below for total development of oil and natural gas properties as presented in the statements of cash flows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Total development of oil and natural gas properties	$235,804	$220,571

(4)	Represents reserves and settlements related to legal matters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

(5)
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

(6)
Represents the excess (shortfall) of net operating cash flow after distributions to unitholders and discretionary adjustments. Any excess was retained by the Company for future operations, future capital expenditures, future debt service or other future obligations. Any shortfall was funded with cash on hand and/or borrowings under the Company’s Credit Facility.

A summary of the significant sources and uses of funding for the respective periods is presented below:

	Three Months Ended March 31,
	2013	2012
	(in thousands)

Net cash provided by operating activities	$334,594	$35,513
Distributions to unitholders	(170,954)	(137,590)
Excess (shortfall) of net operating cash flow after distributions to unitholders	163,640	(102,077)
Plus (less):
Net cash provided by financing activities (excluding distributions to unitholders)	120,150	1,585,702
Acquisition of oil and natural gas properties and joint-venture funding	(15,128)	(1,230,304)
Development of oil and natural gas properties	(235,804)	(220,571)
Purchases of other property and equipment	(25,843)	(9,895)
Proceeds from sale of properties and equipment and other	(2,224)	215
Net increase in cash and cash equivalents	$4,791	$23,070

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
At March 31, 2013, the fair value of fixed price swaps and put contracts was a net asset of approximately $714 million. A 10% increase in the index oil and natural gas prices above the March 31, 2013, prices would result in a net liability of approximately $157 million, which represents a decrease in the fair value of approximately $871 million; conversely, a 10% decrease in the index oil and natural gas prices would result in a net asset of approximately $1.6 billion, which represents an increase in the fair value of approximately $894 million.
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
The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts will likely differ from those estimated at March 31, 2013, and December 31, 2012, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.
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
Our business has many risks. Factors that could materially adversely affect our business, financial position, results of operations, liquidity or the trading price of our units are described in Item 1A. “Risk Factors” in our Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2012. As of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission (“SEC”).

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

2.3	—
Asset Purchase and Sale Agreement, dated as of April 3, 2013, between Linn Energy Holdings, LLC, Panther Energy, LLC and Red Willow Mid-Continent, LLC, as Sellers and Midstates Petroleum Company, Inc., as Buyer (incorporated herein by reference to Exhibit 2.3 to Quarterly Report on Form 10-Q filed on April 25, 2013)

3.1	—
Amendment No. 1, dated April 23, 2013, to Third Amended and Restated LLC Agreement of Linn Energy, LLC, dated September 3, 2010 (incorporated herein by reference to Exhibit 3.1 to Quarterly Report on Form 10-Q filed on April 25, 2013)

10.1	—
Sixth Amended and Restated Credit Agreement dated as of April 24, 2013, among Linn Energy, LLC as Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and the Lenders and agents Party thereto (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on April 25, 2013)

31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
101.INS	—	XBRL Instance Document (previously furnished as Exhibit 101.INS to Quarterly Report on Form 10-Q filed on April 25, 2013)
101.SCH	—	XBRL Taxonomy Extension Schema Document (previously furnished as Exhibit 101.SCH to Quarterly Report on Form 10-Q filed on April 25, 2013)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document (previously furnished as Exhibit 101.CAL to Quarterly Report on Form 10-Q filed on April 25, 2013)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (previously furnished as Exhibit 101.DEF to Quarterly Report on Form 10-Q filed on April 25, 2013)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (previously furnished as Exhibit 101.LAB to Quarterly Report on Form 10-Q filed on April 25, 2013)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (previously furnished as Exhibit 101.PRE to Quarterly Report on Form 10-Q filed on April 25, 2013)

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINN ENERGY, LLC
(Registrant)

Date: November 5, 2013	/s/ David B. Rottino
David B. Rottino
Senior Vice President of Finance, Business Development and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)