Form 10-Q/A
period 2013-06-30
LINN ENERGY, LLC
filed 2013-11-05
CIK 1326428

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

EXPLANATORY NOTE
Linn Energy, LLC (“LINN Energy” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amended Filing”) to the Company’s Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2013 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on August 8, 2013. In connection with LinnCo, LLC’s (“LinnCo”) acquisition of Berry Petroleum Company, the Company and LinnCo, filed a Registration Statement on Form S-4 and subsequent amendments to the S-4 (as amended, the “S-4”) to address the SEC’s comments to the S-4 and the Original Filing. This Amended Filing is being filed to conform the disclosures in the Quarterly Report on Form 10-Q with the disclosures made in the S-4.
For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the revisions. In the Amended Filing, the Company has updated Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations to include additional disclosure regarding the Company’s board of directors determination of the amount of cash distributions to pay unitholders (including discretionary reductions for a portion of oil and natural gas development costs) and gains (losses) on oil and natural gas derivatives and voluntarily remove non-GAAP financial measures, among other revisions; and Item 1A. Risk Factors.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.
The Amended Filing continues to speak as of the date of the Original Filing and, except as set forth in the sections indicated above, the Company has not updated the Original Filing to reflect events occurring subsequently to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Filing.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended June 30,
	2013	2012	Variance
Average daily production:
Natural gas (MMcf/d)	429	317	35%
Oil (MBbls/d)	31.5	28.2	12%
NGL (MBbls/d)	27.0	24.0	13%
Total (MMcfe/d)	780	630	24%

Weighted average prices (unhedged): (1)
Natural gas (Mcf)	$4.12	$2.06	100%
Oil (Bbl)	$91.27	$87.36	4%
NGL (Bbl)	$26.69	$29.08	(8)%

Average NYMEX prices:
Natural gas (MMBtu)	$4.09	$2.22	84%
Oil (Bbl)	$94.22	$93.49	1%

Costs per Mcfe of production:
Lease operating expenses	$1.18	$1.22	(3)%
Transportation expenses	$0.41	$0.38	8%
General and administrative expenses (2)	$0.65	$0.72	(10)%
Depreciation, depletion and amortization	$2.80	$2.50	12%
Taxes, other than income taxes	$0.46	$0.53	(13)%

(1)	Does not include the effect of gains (losses) on derivatives.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Six Months Ended June 30,
	2013	2012	Variance
Average daily production:
Natural gas (MMcf/d)	436	273	60%
Oil (MBbls/d)	30.8	27.2	13%
NGL (MBbls/d)	27.8	19.1	46%
Total (MMcfe/d)	788	550	43%

Weighted average prices (unhedged): (1)
Natural gas (Mcf)	$3.75	$2.52	49%
Oil (Bbl)	$90.23	$92.12	(2)%
NGL (Bbl)	$30.12	$33.21	(9)%

Average NYMEX prices:
Natural gas (MMBtu)	$3.71	$2.48	50%
Oil (Bbl)	$94.30	$98.21	(4)%

Costs per Mcfe of production:
Lease operating expenses	$1.21	$1.42	(15)%
Transportation expenses	$0.40	$0.32	25%
General and administrative expenses (2)	$0.74	$0.84	(12)%
Depreciation, depletion and amortization	$2.78	$2.60	7%
Taxes, other than income taxes	$0.51	$0.56	(9)%

(1)	Does not include the effect of gains (losses) on derivatives.

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
As of June 30, 2013, the Company was in compliance with all financial and other covenants of the Credit Facility. If an event of default would occur and were continuing, the Company would be unable to make borrowings and its financial condition and liquidity would be adversely affected. For information related to the Credit Facility, see Note 6.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Net cash provided by (used in) operating activities	$226,762	$(157,942)	$561,356	$(122,429)
Distributions to unitholders	(170,163)	(144,576)	(341,117)	(282,166)
Excess (shortfall) of net cash provided by (used in) operating activities after distributions to unitholders	56,599	(302,518)	220,239	(404,595)
Discretionary adjustments considered by the Board of Directors:
Premiums paid for derivatives (1)	—	405,893	—	583,434
Cash recoveries of bankruptcy claim (2)	(5,073)	(18,277)	(5,073)	(18,277)
Cash received (paid) for acquisitions or divestitures – revenues less operating expenses (3)	(6,790)	6,034	(6,790)	45,127
Discretionary reductions for a portion of oil and natural gas development costs (4)	(111,912)	(88,269)	(222,210)	(155,638)
Provision for legal matters (5)	—	160	—	795
Changes in operating assets and liabilities and other, net (6)	49,132	(8,080)	(24,630)	(32,355)
Excess (shortfall) of net cash provided by (used in) operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors (7)	$(18,044)	$(5,057)	$(38,464)	$18,491

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

See below for total development of oil and natural gas properties as presented in the statements of cash flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Total development of oil and natural gas properties	$260,095	$260,569	$495,899	$481,140

(5)	Represents reserves and settlements related to legal matters.

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

A summary of the significant sources and uses of funding for the respective periods is presented below:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)

Net cash provided by (used in) operating activities	$226,762	$(157,942)	$561,356	$(122,429)
Distributions to unitholders	(170,163)	(144,576)	(341,117)	(282,166)
Excess (shortfall) of net operating cash flow after distributions to unitholders	56,599	(302,518)	220,239	(404,595)
Plus (less):
Net cash provided by financing activities (excluding distributions to unitholders)	64,048	1,085,593	184,198	2,671,295
Acquisition of oil and natural gas properties and joint-venture funding	(49,253)	(532,629)	(64,381)	(1,762,933)
Development of oil and natural gas properties	(260,095)	(260,569)	(495,899)	(481,140)
Purchases of other property and equipment	(29,304)	(12,538)	(55,147)	(22,433)
Proceeds from sale of properties and equipment and other	213,123	360	210,899	575
Net increase (decrease) in cash and cash equivalents	$(4,882)	$(22,301)	$(91)	$769

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

Item 6.	Exhibits

Exhibit Number		Description
31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
101.INS	—	XBRL Instance Document (previously furnished as Exhibit 101.INS to Quarterly Report on Form 10-Q filed on August 8, 2013)
101.SCH	—	XBRL Taxonomy Extension Schema Document (previously furnished as Exhibit 101.SCH to Quarterly Report on Form 10-Q filed on August 8, 2013)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document (previously furnished as Exhibit 101.CAL to Quarterly Report on Form 10-Q filed on August 8, 2013)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (previously furnished as Exhibit 101.DEF to Quarterly Report on Form 10-Q filed on August 8, 2013)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (previously furnished as Exhibit 101.LAB to Quarterly Report on Form 10-Q filed on August 8, 2013)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (previously furnished as Exhibit 101.PRE to Quarterly Report on Form 10-Q filed on August 8, 2013)

*	Filed herewith.

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