Form 10-K
period 2013-12-31
LINN ENERGY, LLC
filed 2014-02-27
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.6 billion on June 30, 2013, based on $33.18 per unit, the last reported sales price of the units on the NASDAQ Global Select Market on such date.

As of January 31, 2014, there were 331,287,217 units outstanding.

Documents Incorporated By Reference:
Certain information called for in Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the annual meeting of unitholders to be held on April 22, 2014.

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
Diatomite. A sedimentary rock composed primarily of siliceous, diatom shells.
Dry hole or well. A well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production would exceed production expenses and taxes.
Enhanced oil recovery. A technique for increasing the amount of crude oil that can be extracted from an oil field.
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
The reference to a “Note” herein refers to the accompanying Notes to Consolidated Financial Statements contained in Item 8. “Financial Statements and Supplementary Data.”
Overview
LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering (“IPO”) in January 2006. The Company’s properties are located in the United States (“U.S.”), in the Rockies, the Mid-Continent, the Hugoton Basin, California, the Permian Basin, Michigan, Illinois and east Texas.
Proved reserves at December 31, 2013, were approximately 6,403 Bcfe, of which approximately 34% were oil, 47% were natural gas and 19% were natural gas liquids (“NGL”). Approximately 68% were classified as proved developed, with a total standardized measure of discounted future net cash flows of approximately $11.9 billion. At December 31, 2013, the Company operated 14,594 or 74% of its 19,810 gross productive wells and had an average proved reserve-life index of approximately 16 years, based on the December 31, 2013, reserve reports and fourth quarter 2013 annualized production, including full fourth quarter 2013 Berry Petroleum Company (“Berry”) production.
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
Since January 1, 2009, the Company has completed 35 acquisitions of working and royalty interests in oil and natural gas properties and related gathering and pipeline assets. Total acquired proved reserves at the date of acquisition were approximately 4.7 Tcfe with acquisition costs of approximately $1.97 per Mcfe. Estimates of proved reserves at the date of acquisition were primarily prepared by the independent engineering firm, DeGolyer and MacNaughton. The Company finances acquisitions with equity or a combination of funds from equity and debt offerings, bank borrowings and net cash provided by operating activities. See Note 2 for additional details about the Company’s acquisitions.

Item 1.    Business - Continued

Efficiently Operate and Develop Acquired Properties
The Company has organized the operation of its acquired properties into defined operating regions to minimize operating costs and maximize production and capital efficiency. The Company maintains a large inventory of drilling and optimization projects within each region to achieve organic growth from its capital development program. The Company generally seeks to be the operator of its properties so that it can develop drilling programs and optimization projects that not only replace production, but add value through reserve and production growth and future operational synergies. The development program is focused on lower-risk, repeatable drilling opportunities to maintain and/or grow net cash provided by operating activities. Many of the Company’s wells are completed in multiple producing zones with commingled production and long economic lives. In addition, the Company seeks to deliver attractive financial returns by leveraging its experienced workforce and scalable infrastructure. For 2014, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $1.6 billion, including approximately $1.55 billion related to its oil and natural gas capital program and approximately $35 million related to its plant and pipeline capital. This estimate is under continuous review and is subject to ongoing adjustments. The Company expects to fund these capital expenditures primarily with net cash provided by operating activities and bank borrowings.
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
As part of the acquisition of Berry (see Note 2), the Company assumed certain derivative contracts that Berry had entered into prior to the acquisition date, including swap contracts, collars and three-way collars. Collar contracts specify floor and ceiling prices to be received as compared to floating market prices. Three-way collar contracts combine a short put (the lower price), a long put (the middle price) and a short call (the higher price) to provide a higher ceiling price as compared to a regular collar and limit downside risk to the market price plus the difference between the middle price and the lower price if the market price drops below the lower price.
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
Recent Developments
Acquisitions
On December 16, 2013, the Company completed the previously-announced transactions contemplated by the merger agreement between the Company, LinnCo, LLC (“LinnCo”), an affiliate of LINN Energy, and Berry under which LinnCo acquired all of the outstanding common shares of Berry and the contribution agreement between LinnCo and the Company, under which LinnCo contributed Berry to the Company in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares. Under the contribution agreement, LinnCo contributed Berry to LINN Energy in exchange for 93,756,674 newly issued LINN Energy units, after which Berry became an indirect wholly owned subsidiary of LINN Energy. The transaction has a preliminary value of approximately $4.6 billion, including the assumption of approximately $2.3 billion of Berry’s debt and net of cash acquired of approximately $451 million.
The consolidated financial statements and financial and operational results of the Company reflect the combined entities since the acquisition date. The Company plans to file the stand-alone financial statements of Berry with the Securities and Exchange Commission (“SEC”) at a later date.
Berry’s principal reserves and producing properties are located in California (San Joaquin Valley Basin and Los Angeles Basin), Texas (Permian Basin and east Texas), Utah (Uinta Basin) and Colorado (Piceance Basin). The acquisition included approximately 1,408 Bcfe of proved reserves as of the acquisition date. At December 31, 2013, Berry had approximately 3,400 gross productive wells and more than 200,000 net acres.
On October 31, 2013, the Company completed the acquisition of certain oil and natural gas properties located in the Permian Basin for total consideration of approximately $528 million. The acquisition included approximately 175 Bcfe of proved reserves as of the acquisition date.
During 2013, the Company also completed other smaller acquisitions of oil and natural gas properties located in its various operating regions. The Company, in the aggregate, paid approximately $40 million in total consideration for these properties.
Proved reserves as of the acquisition date for all of the above referenced acquisitions were estimated using the average oil and natural gas prices during the preceding 12-month period, determined as an unweighted average of the first-day-of-the-month prices for each month. Estimates of proved reserves as of the acquisition date for all of the above referenced acquisitions as well as estimates of proved reserves at December 31, 2013, were prepared by the independent engineering firm, DeGolyer and MacNaughton.
The Company regularly engages in discussions with potential sellers regarding acquisition opportunities. Such acquisition efforts may involve its participation in auction processes, as well as situations in which the Company believes it is the only party or one of a very limited number of potential buyers in negotiations with the potential seller. These acquisition efforts can involve assets that, if acquired, would have a material effect on the Company’s financial condition and results of operations.
Divestiture
On May 31, 2013, the Company, through one of its wholly owned subsidiaries, together with the Company’s partners, Panther Energy, LLC and Red Willow Mid-Continent, LLC, completed the sale of its interests in certain oil and natural gas properties located in the Mid-Continent region (“Panther Operated Cleveland Properties”) to Midstates Petroleum Company, Inc. Proceeds received for the Company’s portion of its interests in the properties were approximately $218 million, net of costs to sell of approximately $2 million. The Company used the net proceeds from the sale to repay borrowings under the LINN Credit Facility, as defined below.
Distributions
On January 2, 2014, the Company’s Board of Directors declared a cash distribution of $0.725 per unit with respect to the fourth quarter of 2013, to be paid in three equal monthly installments of $0.2416 per unit. The first monthly distribution with respect to the fourth quarter of 2013, totaling approximately $80 million, was paid on January 16, 2014, to unitholders of

Item 1.    Business - Continued

record as of the close of business on January 13, 2014, and the second monthly distribution, totaling approximately $80 million, was paid on February 13, 2014, to unitholders of record as of the close of business on February 10, 2014.
Operating Regions
The Company’s properties, including those acquired in the Berry acquisition, are located in seven operating regions in the U.S.:

•	Rockies, which includes properties located in Wyoming (Green River Basin and Powder River Basin), Utah (Uinta Basin), North Dakota (Williston Basin) and Colorado (Piceance Basin);

•	Mid-Continent, which includes properties in Oklahoma, Louisiana and the eastern portion of the Texas Panhandle (including the Granite Wash and Cleveland horizontal plays);

•	Hugoton Basin, which includes properties located primarily in Kansas and the Shallow Texas Panhandle;

•	California, which includes the San Joaquin Valley Basin and the Los Angeles Basin;

•	Permian Basin, which includes areas in west Texas and southeast New Mexico;

•	Michigan/Illinois, which includes the Antrim Shale formation in the northern part of Michigan and oil properties in southern Illinois; and

•	East Texas, which includes properties located in east Texas.
Rockies
The Rockies region consists of properties located in Wyoming (Green River Basin and Powder River Basin), northeastern Utah (Uinta Basin), North Dakota (Bakken and Three Forks formations in the Williston Basin) and northwestern Colorado (Piceance Basin). Properties located in the Uinta and Piceance basins were acquired in the Berry acquisition. Wells in this diverse region produce from both oil and natural gas reservoirs at depths ranging from 1,000 feet to over 13,000 feet. The Company’s properties in the Jonah Field located in the Green River Basin of southwest Wyoming produce from the Lance and Mesaverde formations at depths ranging from 8,000 feet to 13,500 feet. The Company’s properties in the Powder River Basin consist of a CO2 flood operated by Anadarko Petroleum Corporation in the Salt Creek Field. The Company’s properties in the Uinta Basin produce at depths ranging from 5,000 feet to 7,500 feet. The Company’s nonoperated properties in the Williston Basin produce at depths ranging from 9,000 feet to 12,000 feet and its properties in the Piceance Basin produce at depths ranging from 7,500 feet to 9,500 feet.
Rockies proved reserves represented approximately 28% of total proved reserves at December 31, 2013, of which 46% were classified as proved developed. This region produced 187 MMcfe/d or 23% of the Company’s 2013 average daily production. During 2013, the Company invested approximately $306 million to drill in this region. During 2014, the Company anticipates spending approximately 38% of its total oil and natural gas capital budget for development activities in the Rockies region.
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
Mid-Continent proved reserves represented approximately 20% of total proved reserves at December 31, 2013, of which 77% were classified as proved developed. This region produced 330 MMcfe/d or 40% of the Company’s 2013 average daily production. During 2013, the Company invested approximately $439 million to drill in this region. During 2014, the Company anticipates spending approximately 16% of its total oil and natural gas capital budget for development activities in the Mid-Continent region.
To more efficiently transport its natural gas in the Mid-Continent region to market, the Company owns and operates a network of natural gas gathering systems comprised of approximately 325 miles of pipeline and associated compression and

Item 1.    Business - Continued

metering facilities. In connection with the horizontal development activities in the Granite Wash formation, the Company continues to expand this gathering system which connects to numerous natural gas processing facilities in the region.
Hugoton Basin
The Hugoton Basin is a large oil and natural gas producing area located in the central portion of the Texas Panhandle extending into southwestern Kansas. The Company’s Texas properties in the basin primarily produce from the Brown Dolomite formation at depths of approximately 3,200 feet and its Kansas properties primarily produce from the Council Grove and Chase formations at depths ranging from 2,500 feet to 3,000 feet. Hugoton Basin proved reserves represented approximately 18% of total proved reserves at December 31, 2013, of which 82% were classified as proved developed. This region produced 143 MMcfe/d or 17% of the Company’s 2013 average daily production. During 2013, the Company invested approximately $35 million to drill in this region. During 2014, the Company anticipates spending approximately 3% of its total oil and natural gas capital budget for development activities in the Hugoton Basin region.
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
California
The California region consists of the Midway-Sunset Field, Diatomite, McKittrick and Poso Creek properties in the San Joaquin Valley Basin and the Brea Olinda Field and Placerita Field in the Los Angeles Basin. The Brea Olinda Field was discovered in 1880 and produces from the shallow Pliocene formation to the deeper Miocene formation at depths ranging from 1,000 feet to 7,500 feet. The properties in the Midway-Sunset Field, Diatomite, McKittrick, Placerita Field and Poso Creek were acquired in the Berry acquisition and produce using thermal enhanced oil recovery methods at depths ranging from 800 feet to 2,000 feet. California proved reserves represented approximately 14% of total proved reserves at December 31, 2013, of which 80% were classified as proved developed. This region produced 19 MMcfe/d or 2% of the Company’s 2013 average daily production. During 2013, the Company invested approximately $33 million to drill in this region. During 2014, the Company anticipates spending approximately 16% of its total oil and natural gas capital budget for development activities in the California region.
Permian Basin
The Permian Basin is one of the largest and most prolific oil and natural gas basins in the U.S. The Company’s properties are located in west Texas and southeast New Mexico and primarily produce at depths ranging from 2,000 feet to 12,000 feet. The Wolfberry trend is located in the north central portion of the basin where the Company has been actively drilling vertical oil wells since 2010. The Company also produces oil and natural gas from mature, low-decline wells including several waterflood properties located across the basin. Certain of the properties located in Texas were acquired in the Berry acquisition. Permian Basin proved reserves represented approximately 13% of total proved reserves at December 31, 2013, of which 51% were classified as proved developed. Recent industry activity has begun focusing on Wolfcamp horizontal drilling in the vicinity of the Company’s properties. The Company had no proved reserves booked for Wolfcamp horizontal wells at December 31, 2013. This region produced 87 MMcfe/d or 11% of the Company’s 2013 average daily production. During 2013, the Company invested approximately $218 million to drill in this region. During 2014, the Company anticipates spending approximately 25% of its total oil and natural gas capital budget for development activities in the Permian Basin region, primarily in the Wolfberry trend.
Michigan/Illinois
The Michigan/Illinois region includes properties producing from the Antrim Shale formation in the northern part of Michigan and oil properties in southern Illinois. These wells produce at depths ranging from 600 feet to 4,000 feet. Michigan/Illinois proved reserves represented approximately 4% of total proved reserves at December 31, 2013, of which 97% were classified as proved developed. This region produced 34 MMcfe/d or 4% of the Company’s 2013 average daily production. During 2014, the Company anticipates spending approximately 1% of its total oil and natural gas capital budget for development activities in the Michigan/Illinois region.

Item 1.    Business - Continued

East Texas
The East Texas region consists of properties located in east Texas and primarily produces natural gas from the Cotton Valley formation and the Haynesville/Bossier Shale at depths ranging from 7,000 to 13,500 feet. Certain of the properties located in the Cotton Valley formation and all of the Haynesville/Bossier Shale properties were acquired in the Berry acquisition. Proved reserves for these mature, low-decline producing properties, all of which are proved developed, represented approximately 3% of total proved reserves at December 31, 2013. This region produced 22 MMcfe/d or 3% of the Company’s 2013 average daily production. During 2014, the Company anticipates spending approximately 1% of its total oil and natural gas capital budget for development activities in the East Texas region.
Drilling and Acreage
The following sets forth the wells drilled during the periods indicated (“gross” refers to the total wells in which the Company had a working interest and “net” refers to gross wells multiplied by the Company’s working interest):

	Year Ended December 31,
	2013	2012	2011
Gross wells:
Productive	557	436	292
Dry	2	4	2
	559	440	294
Net development wells:
Productive	304	223	186
Dry	1	2	2
	305	225	188
Net exploratory wells:
Productive	1	—	—
Dry	—	—	—
	1	—	—
There were no lateral segments added to existing vertical wellbores during the years ended December 31, 2013, December 31, 2012, or December 31, 2011. At December 31, 2013, the Company had 188 gross (90 net) wells in progress (no wells were temporarily suspended).
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
The following sets forth information about the Company’s drilling locations and net acres of leasehold interests as of December 31, 2013:

Total (1)

Proved undeveloped	3,154
Other locations	10,273
Total drilling locations	13,427

Leasehold interests – net acres (in thousands)	2,028

(1)	Does not include optimization projects.

Item 1.    Business - Continued

As shown in the table above, as of December 31, 2013, the Company had 3,154 proved undeveloped drilling locations (specific drilling locations as to which the independent engineering firm, DeGolyer and MacNaughton, assigned proved undeveloped reserves as of such date) and the Company had identified 10,273 additional unproved drilling locations (specific drilling locations as to which DeGolyer and MacNaughton has not assigned any proved reserves) on acreage that the Company has under existing leases. As successful development wells frequently result in the reclassification of adjacent lease acreage from unproved to proved, the Company expects that a significant number of its unproved drilling locations will be reclassified as proved drilling locations prior to the actual drilling of these locations.
Productive Wells
The following sets forth information relating to the productive wells in which the Company owned a working interest as of December 31, 2013. Productive wells consist of producing wells and wells capable of production, including wells awaiting pipeline or other connections to commence deliveries. Gross wells refer to the total number of producing wells in which the Company has an interest and net wells refer to the sum of its fractional working interests owned in gross wells. The number of wells below does not include approximately 2,500 productive wells in which the Company owns a royalty interest only.

	Natural Gas Wells		Oil Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net

Operated (1)	7,384	6,280	7,210	6,833	14,594	13,113
Nonoperated (2)	2,079	531	3,137	424	5,216	955
	9,463	6,811	10,347	7,257	19,810	14,068

(1)	The Company had 12 operated wells with multiple completions at December 31, 2013.

(2)	The Company had no nonoperated wells with multiple completions at December 31, 2013.
Developed and Undeveloped Acreage
The following sets forth information relating to leasehold acreage as of December 31, 2013:

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
	(in thousands)

Leasehold acreage	2,791	1,913	167	115	2,958	2,028
Production, Price and Cost History
The Company’s natural gas production is primarily sold under market-sensitive contracts which are typically priced at a differential to the New York Mercantile Exchange (“NYMEX”) price or the published natural gas index price for the producing area due to the natural gas quality and the proximity to major consuming markets. The Company’s natural gas production is sold to purchasers under percentage-of-proceeds contracts, percentage-of-index contracts or spot price contracts. Under percentage-of-proceeds contracts, the Company receives a percentage of the resale price received by the purchaser for sales of residual natural gas and NGL recovered after transportation and processing of natural gas. These purchasers sell the residual natural gas and NGL based primarily on spot market prices. Under percentage-of-index contracts, the Company receives a price for natural gas based on indexes published for the producing area. Although exact percentages vary daily, as of December 31, 2013, approximately 80% of the Company’s natural gas and NGL production was sold under short-term contracts at market-sensitive or spot prices. In certain circumstances, the Company has entered into natural gas processing contracts whereby the residual natural gas is sold under short-term contracts but the related NGL are sold under long-term contracts. In all such cases, the residual natural gas and NGL are sold at market-sensitive index prices. At December 31, 2013, the Company had natural gas delivery commitments under long-term contracts of approximately 16 Bcf for the year ended December 31, 2014, approximately 18 Bcf to be delivered by August 2015 and approximately 43 Bcf to be delivered by December 2015.

Item 1.    Business - Continued

The Company’s oil production is primarily sold under market-sensitive contracts, which typically sell at a differential to NYMEX, and as of December 31, 2013, approximately 50% of its oil production was sold under short-term contracts. At December 31, 2013, the Company had oil delivery commitments under a long-term contract of 5,475 MBbls to be delivered each year through August 2019.
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
The Company’s natural gas is transported through its own and third-party gathering systems and pipelines. The Company incurs processing, gathering and transportation expenses to move its natural gas from the wellhead to a purchaser-specified delivery point. These expenses vary based on the volume, distance shipped and the fee charged by the third-party processor or transporter. In connection with the Berry acquisition, the Company assumed certain firm transportation contracts on interstate and intrastate pipelines entered into by Berry to assure the delivery of its natural gas to market. These commitments generally require a minimum monthly charge regardless of whether the contracted capacity is used or not. Currently, the Company’s natural gas production is insufficient to fully utilize its contracted capacity on the Rockies Express, Wyoming Interstate and Ruby pipelines.
The following table sets forth information about material long-term firm transportation contracts for pipeline capacity as of December 31, 2013:

Pipeline	From	To	Quantity	Term	Demand Charge per MMBtu		Remaining Contractual Obligations
			(Avg. MMBtu/d)				(in thousands)

Enbridge Pipeline	Limestone and Harrison Counties, TX	Orange, TX	14,940	7/2012 to 6/2014	$0.10		$226
Questar Pipeline	Chipeta Plant, UT	Various UT locations	6,200	7/2012 to 6/2020	0.17		2,633
Questar Pipeline	Chipeta Plant, UT	Goshen, UT	5,000	9/2003 to 10/2022	0.26		4,148
Questar Pipeline	Brundage Canyon, UT	Chipeta Plant, UT	15,640	9/2013 to 8/2023	0.17		9,713
Rockies Express Pipeline	Meeker, CO	Clarington, OH	25,000	2/2008 to 1/2018	1.13	(1)	42,253
Rockies Express Pipeline	Meeker, CO	Clarington, OH	10,000	6/2009 to 11/2019	1.09	(1)	23,413
Ruby Pipeline	Opal, WY	Malin, OR	37,857	8/2011 to 7/2021	0.95		99,546
Wyoming Interstate Company Pipeline	Meeker, CO	Opal, WY	37,857	8/2011 to 7/2021	0.31		32,138
Total							$214,070

(1)	Based on weighted average cost.

Item 1.    Business - Continued

The following sets forth information regarding average daily production, average prices and average costs for each of the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Average daily production:
Natural gas (MMcf/d)	443	349	175
Oil (MBbls/d)	33.5	29.2	21.5
NGL (MBbls/d)	29.7	24.5	10.8
Total (MMcfe/d)	822	671	369

Weighted average prices: (1)
Natural gas (Mcf)	$3.62	$2.87	$4.35
Oil (Bbl)	$94.15	$88.59	$91.24
NGL (Bbl)	$30.96	$32.10	$42.88

Average NYMEX prices:
Natural gas (MMBtu)	$3.65	$2.79	$4.05
Oil (Bbl)	$97.97	$94.20	$95.12

Costs per Mcfe of production:
Lease operating expenses	$1.24	$1.29	$1.73
Transportation expenses	$0.43	$0.31	$0.21
General and administrative expenses (2)	$0.79	$0.71	$0.99
Depreciation, depletion and amortization	$2.76	$2.47	$2.48
Taxes, other than income taxes	$0.46	$0.54	$0.58

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, include approximately $37 million, $28 million and $21 million, respectively, of noncash unit-based compensation expenses.

Steaming Operations
The Company’s California assets acquired in the Berry acquisition consist of heavy crude oil, which requires heat, supplied in the form of steam, injected into the oil producing formations to reduce the oil viscosity, thereby allowing the oil to flow to the wellbore for production. The Company utilizes cyclic steam and/or steam flood recovery methods on these assets.
The Company’s use of these oil recovery methods exposes it to certain annual greenhouse gas emissions obligations in California. The state provides for a certain number of free allowances to offset a portion of the projected emissions. The remainder of the allowances must be purchased at any of the California carbon allowance auctions held in February, May, August and November of each year or in over-the-counter transactions. The Company believes it has met its obligations for the year ended December 31, 2013.
Cogeneration Steam Supply
The Company believes one of the primary methods to keep steam costs low is through the ownership and efficient operation of three cogeneration facilities located on its properties. These cogeneration facilities include a 38 megawatt (“MW”) facility and an 18 MW facility located in the Midway-Sunset Field and a 42 MW facility located in the Placerita Field. Cogeneration, also called combined heat and power, extracts energy from the exhaust of a turbine to produce steam and increases the efficiency of the combined process consuming less fuel.
Conventional Steam Generation
As a result of the Berry acquisition, the Company also owns 57 fully permitted conventional steam generators. The number of generators operated at any point in time is dependent on the steam volume required to achieve the Company’s targeted

Item 1.    Business - Continued

production and the price of natural gas compared to the realized price of crude oil sold. Ownership of these varied steam generation facilities and sources allows for maximum operational control over the steam supply, location and, to some extent, the aggregated cost of steam generation. The Company’s steam supply and flexibility are crucial for the maximization of California thermally enhanced heavy oil production, cost control and ultimate oil recovery. The natural gas the Company purchases to generate steam and electricity is primarily based on California price indexes. The Company pays distribution/transportation charges for the delivery of natural gas to its various locations where the Company uses the natural gas for steam generation purposes. In some cases, this transportation cost is embedded in the price of the natural gas the Company purchases.
Electricity
Generation
The total net electrical generation capacity of the Company’s three cogeneration facilities, which are centrally located on certain of the Company’s oil producing properties, was approximately 93 MW as of December 31, 2013. The steam generated by each facility is capable of being delivered to numerous wells that require steam for the enhanced oil recovery process. The sole purpose of the cogeneration facilities is to reduce the steam costs in the Company’s heavy oil operations and secure operating control of the respective steam generation. Expenses of operating the cogeneration plants are analyzed regularly to determine whether they are advantageous versus conventional steam generators.
Cogeneration costs are allocated between electricity generation and oil and natural gas operations based on the conversion efficiency (of fuel to electricity and steam) of each cogeneration facility and certain direct costs to produce steam. Cogeneration costs allocated to electricity will vary based on, among other factors, the thermal efficiency of the Company’s cogeneration plants, the price of natural gas used for fuel in generating electricity and steam and the terms of the Company’s power contracts. The Company views any profit or loss from the generation of electricity as a decrease or increase, respectively, to its total cost of producing heavy oil in California.

Item 1.    Business - Continued

Reserve Data
Proved Reserves
The following sets forth estimated proved oil, natural gas and NGL reserves and the standardized measure of discounted future net cash flows at December 31, 2013, based on reserve reports prepared by independent engineers, DeGolyer and MacNaughton:

Estimated proved developed reserves:
Natural gas (Bcf)	2,027
Oil (MMBbls)	252
NGL (MMBbls)	133
Total (Bcfe)	4,340

Estimated proved undeveloped reserves:
Natural gas (Bcf)	983
Oil (MMBbls)	113
NGL (MMBbls)	67
Total (Bcfe)	2,063

Estimated total proved reserves (Bcfe)	6,403
Proved developed reserves as a percentage of total proved reserves	68%
Standardized measure of discounted future net cash flows (in millions) (1)	$11,899

Representative NYMEX prices: (2)
Natural gas (MMBtu)	$3.67
Oil (Bbl)	$96.89

(1)	This measure is not intended to represent the market value of estimated reserves.

(2)
In accordance with SEC regulations, reserves were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, excluding escalations based upon future conditions. The average price used to estimate reserves is held constant over the life of the reserves.

During the year ended December 31, 2013, the Company’s proved undeveloped reserves (“PUDs”) increased to 2,063 Bcfe from 1,669 Bcfe at December 31, 2012, representing an increase of 394 Bcfe. The increase was due to 595 Bcfe added primarily as a result of the Berry and Permian Basin acquisitions and 390 Bcfe added as a result of its drilling activities, partially offset by 324 Bcfe of revisions due primarily to asset performance and the SEC five-year development limitation, 229 Bcfe of PUDs developed during 2013 and 38 Bcfe related to the sale of the Panther Operated Cleveland Properties.
During the year ended December 31, 2013, the Company incurred approximately $445 million in capital expenditures to convert 226 Bcfe of reserves that were classified as PUDs at December 31, 2012, to proved developed reserves. Based on the December 31, 2013 reserve reports, the amounts of capital expenditures estimated to be incurred in 2014, 2015 and 2016 to develop the Company’s PUDs are approximately $919 million, $1.0 billion and $875 million, respectively. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, service costs and product prices. None of the 2,063 Bcfe of PUDs at December 31, 2013, has remained undeveloped for five years or more. All PUD properties are included in the Company’s current five-year development plan.
Reserve engineering is inherently a subjective process of estimating underground accumulations of oil, natural gas and NGL that cannot be measured exactly. The accuracy of any reserve estimate is a function of the quality of available data and engineering and geological interpretation and judgment. Accordingly, reserve estimates may vary from the quantities of oil, natural gas and NGL that are ultimately recovered. Future prices received for production may vary, perhaps significantly, from the prices assumed for the purposes of estimating the standardized measure of discounted future net cash flows. The standardized measure of discounted future net cash flows should not be construed as the market value of the reserves at the

Item 1.    Business - Continued

dates shown. The 10% discount factor required to be used under the provisions of applicable accounting standards may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and natural gas industry. The standardized measure of discounted future net cash flows is materially affected by assumptions regarding the timing of future production, which may prove to be inaccurate.
The reserve estimates reported herein were prepared by independent engineers, DeGolyer and MacNaughton. The process performed by the independent engineers to prepare reserve amounts included their estimation of reserve quantities, future producing rates, future net revenue and the present value of such future net revenue, is based in part on data provided by the Company. When preparing the reserve estimates, the independent engineering firm did not independently verify the accuracy and completeness of the information and data furnished by the Company with respect to ownership interests, production, well test data, historical costs of operation and development, product prices, or any agreements relating to current and future operations of the properties and sales of production. However, if in the course of their work, something came to their attention that brought into question the validity or sufficiency of any such information or data, they did not rely on such information or data until they had satisfactorily resolved their questions relating thereto. The estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years. The independent engineering firm also prepared estimates with respect to reserve categorization, using the definitions of proved reserves set forth in Regulation S-X Rule 4-10(a) and subsequent SEC staff interpretations and guidance.
The Company’s internal control over the preparation of reserve estimates is a process designed to provide reasonable assurance regarding the reliability of the Company’s reserve estimates in accordance with SEC regulations. The preparation of reserve estimates was overseen by the Company’s Corporate Reserves Manager, who has Master of Petroleum Engineering and Master of Business Administration degrees and more than 30 years of oil and natural gas industry experience. The reserve estimates were reviewed and approved by the Company’s senior engineering staff and management, with final approval by its Executive Vice President and Chief Operating Officer. For additional information regarding estimates of reserves, including the standardized measure of discounted future net cash flows, see “Supplemental Oil and Natural Gas Data (Unaudited)” in Item 8. “Financial Statements and Supplementary Data.” The Company has not filed reserve estimates with any federal authority or agency, with the exception of the SEC.
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
Principal Customers
For the year ended December 31, 2013, sales of oil, natural gas and NGL to Enbridge Energy Partners, L.P. accounted for approximately 20% of the Company’s total production volumes. If the Company were to lose any one of its major oil and natural gas purchasers, the loss could temporarily cease or delay production and sale of its oil and natural gas in that particular purchaser’s service area. If the Company were to lose a purchaser, it believes it could identify a substitute purchaser. However, if one or more of these large purchasers ceased purchasing oil and natural gas altogether, it could have a detrimental effect on the oil and natural gas market in general and on the volume of oil and natural gas that the Company is able to sell.
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

Item 1.    Business - Continued

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
Environmental Matters and Regulation
The Company’s operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. The Company’s operations are subject to the same environmental laws and regulations as other companies in the oil and natural gas industry. These laws and regulations may:

•	require the acquisition of various permits before drilling commences;

•	require the installation of expensive pollution control equipment;

•	restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

Item 1.    Business - Continued

•	limit or prohibit drilling activities on lands lying within wilderness, wetlands, areas inhabited by endangered species and other protected areas;

•	require remedial measures to prevent pollution from former operations, such as pit closure and plugging of abandoned wells;

•	impose substantial liabilities for pollution resulting from operations; and

•	require preparation of a Resource Management Plan, an Environmental Assessment, and/or an Environmental Impact Statement with respect to operations affecting federal lands or leases.
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
The environmental laws and regulations applicable to the Company and its operations include, among others, the following U.S. federal laws and regulations:

•	Clean Air Act (“CAA”), and its amendments, which governs air emissions;

•	Clean Water Act, which governs discharges to and excavations within the waters of the U.S.;

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
Climate Change
In December 2009, the Environmental Protection Agency (“EPA”) determined that emissions of carbon dioxide, methane and other “greenhouse gases” (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth's atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. The EPA has adopted two sets of rules regulating GHG emissions under the CAA, one that requires a reduction in emissions of GHGs from motor vehicles and the other that regulates emissions of GHGs from certain large stationary sources under the CAA’s Prevention of Significant Deterioration and Title V permitting programs. The EPA’s rules relating to emissions of GHGs from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement the rules. The EPA has also adopted rules requiring the monitoring and

Item 1.    Business - Continued

reporting of GHG emissions from specified sources in the U.S., including, among other things, certain onshore oil and natural gas production facilities, on an annual basis. Legislation has from time to time been introduced in the U.S. Congress that would establish measures restricting GHG emissions in the U.S. At the state level, almost one half of the states, including California, have begun taking actions to control and/or reduce emissions of GHGs. See “California GHG Regulations” below for additional details on current GHG regulations in the state of California.
California GHG Regulations
In October 2006, California adopted the Global Warming Solutions Act of 2006 (“Assembly Bill 32”), which established a statewide “cap and trade” program with an enforceable compliance obligation beginning with 2013 GHG emissions. The program is designed to reduce the state's GHG emissions to 1990 levels by 2020. Assembly Bill 32 will set maximum limits or caps on total emissions of GHGs from all industrial sectors, including the oil and natural gas extraction sector of which the Company is a part, as its California operations emit GHGs. The cap will decline annually thereafter through 2020. The Company will be required to remit compliance instruments for each metric ton of GHG that it emits, in the form of allowances (each the equivalent of one ton of carbon dioxide) or qualifying offset credits. The availability of allowances will decline over time in accordance with the declining cap, and the cost to acquire such allowances may increase over time. Under Assembly Bill 32, the Company will be granted a certain number of California Carbon Allowances (“CCAs”) and the Company will need to purchase CCAs and/or offset credits to cover the remaining amount of its emissions. Compliance with Assembly Bill 32 could significantly increase the Company’s capital, compliance and operating costs and could also reduce demand for the oil and natural gas the Company produces. The Company continues to assess the impact of these regulations on its operations, including the cost to acquire allowances and to reduce emissions. The Company’s cost of acquiring compliance instruments in 2013 was in the range of $1.00 to $2.50 per barrel of California production. In the future, the cost to acquire compliance instruments will depend on the market price for such instruments at the time they are purchased, the distribution of cost-free allowances among various industry sectors by the California Air Resources Board and the Company’s ability to limit its GHG emissions and implement cost-containment measures. The cap and trade program is currently scheduled to be in effect through 2020, although it may be continued thereafter.
Hydraulic Fracturing
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and natural gas regulatory programs. However, the EPA has asserted federal regulatory authority over hydraulic fracturing involving fluids that contain diesel fuel under the Safe Drinking Water Act’s Underground Injection Control Program and has released draft permitting guidance for hydraulic fracturing operations that use diesel fuel in fracturing fluids in those states where the EPA is the permitting authority. Moreover, on November 23, 2011, the EPA announced that it was granting, in part, a petition to initiate rulemaking under the Toxic Substances Control Act, relating to chemical substances and mixtures used in oil and natural gas exploration or production. Further, on May 16, 2013, the Department of the Interior’s Bureau of Land Management (“BLM”) issued a proposed rule that, if adopted, would require public disclosure to the BLM of chemicals used in hydraulic fracturing operations after fracturing operations have been completed and would strengthen standards for well-bore integrity and management of fluids that return to the surface during and after fracturing operations on federal and Indian lands. In addition, legislation has been introduced before Congress that would provide for federal regulation of hydraulic fracturing and would require disclosure of the chemicals used in the fracturing process. If adopted, these bills could result in additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations. These permitting requirements and restrictions could result in delays in operations at well sites and also increased costs to make wells productive.
A number of federal agencies are analyzing or have been requested to review a variety of environmental issues associated with hydraulic fracturing. The EPA is conducting a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater. On December 12, 2012, the EPA released a progress report outlining work currently underway and is expected to release results of the study in 2014. These on-going or proposed studies, depending on their course and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, and/or other regulatory mechanisms. President Obama created the Interagency Working Group on Unconventional Natural Gas and Oil by Executive Order on April 13, 2012, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional natural gas and oil resources. Moreover, some states and local governments have adopted, and other states and local governments are considering adopting,

Item 1.    Business - Continued

regulations that could restrict hydraulic fracturing in certain circumstances. For example, both Texas and Louisiana have adopted disclosure regulations requiring varying degrees of disclosure of the constituents in hydraulic fracturing fluids. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for the Company to perform fracturing to stimulate production from tight formations. In addition, any such added regulation could lead to operational delays, increased operating costs and additional regulatory burdens, and reduced production of oil and natural gas, which could adversely affect the Company’s revenues and results of operations.
The Company uses a significant amount of water in its hydraulic fracturing operations. The Company’s inability to locate sufficient amounts of water, or dispose of or recycle water used in its drilling and production operations, could adversely impact its operations. Moreover, new environmental initiatives and regulations could include restrictions on the Company’s ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the development or production of natural gas. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase the Company’s operating costs and cause delays, interruptions or termination of its operations, the extent of which cannot be predicted, all of which could have an adverse effect on the Company’s operations and financial condition.
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
Air Emissions
On August 15, 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. These standards require that prior to January 1, 2015, owners/operators reduce volatile organic compounds emissions from natural gas not sent to the gathering line during well completion either by flaring or by capturing the natural gas using green completions with a completion combustion device. Beginning January 1, 2015, operators must capture the gas and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to newly fractured wells as well as existing wells that are refractured. Further, the finalized regulations also establish specific new requirements, effective in 2012, for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants and certain other equipment. These rules may require changes to the Company’s operations, including the installation of new equipment to control emissions.
The Company cannot predict how future environmental laws and regulations may impact its properties or operations. For the year ended December 31, 2013, the Company did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of the Company’s facilities. The Company is not aware of any environmental issues or claims that will require material capital expenditures during 2014 or that will otherwise have a material impact on its financial position or results of operations.
Natural Gas Sales and Transportation
Section 1(b) of the Natural Gas Act (“NGA”) exempts natural gas gathering facilities from regulation by the Federal Energy Regulatory Commission (“FERC”) as a natural gas company under the NGA. The Company believes that the natural gas pipelines in its gathering systems meet the traditional tests FERC has used to establish a pipeline’s status as a gatherer not subject to regulation as a natural gas company, but the status of these lines has never been challenged before FERC. The distinction between FERC-regulated transmission services and federally unregulated gathering services is subject to change based on future determinations by FERC, the courts, or Congress, and application of existing FERC policies to individual factual circumstances. Accordingly, the classification and regulation of some of the Company’s natural gas gathering facilities may be subject to challenge before FERC or subject to change based on future determinations by FERC, the courts,

Item 1.    Business - Continued

or Congress. In the event the Company’s gathering facilities are reclassified to FERC-regulated transmission services, it may be required to charge lower rates and its revenues could thereby be reduced.
FERC requires certain participants in the natural gas market, including natural gas gatherers and marketers which engage in a minimum level of natural gas sales or purchases, to submit annual reports regarding those transactions to FERC. Should the Company fail to comply with this requirement or any other applicable FERC-administered statute, rule, regulation or order, it could be subject to substantial penalties and fines. Under the Energy Policy Act of 2005, FERC has civil penalty authority under the NGA to impose penalties for current violations of up to $1 million per day for each violation and disgorgement of profits associated with any violation.
Employees
As of December 31, 2013, the Company employed approximately 1,645 personnel. None of the employees are represented by labor unions or covered by any collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.
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
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include discussions about the Company’s:

•	business strategy;

•	acquisition strategy;

•	financial strategy;

•	effects of the pending SEC inquiry and other legal proceedings;

•	ability to maintain or grow distributions;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results, including results of acquired properties;

•	plans, objectives, expectations and intentions;

Item 1.    Business - Continued

•	cost to complete the Berry acquisition, which may be more expensive than anticipated as a result of unexpected factors or events; and

•
integration of the business and operations acquired in the Berry acquisition, which may take longer than anticipated, may be more costly than anticipated and may have an unanticipated adverse effect on the Company’s business.

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
We may not have sufficient net cash provided by operating activities to pay our distribution at the current distribution level, or at all, and future distributions to our unitholders may fluctuate from quarter to quarter.
We may not have sufficient net cash provided by operating activities each quarter to pay our distribution at the current distribution level or at all. Under the terms of our limited liability company agreement, the amount of cash otherwise available for distribution will be reduced by our operating expenses and any cash reserve amounts that our Board of Directors establishes to provide for future operations, future capital expenditures, future debt service requirements and future cash distributions to our unitholders. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

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
In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including:

•	availability of borrowings on acceptable terms under our Credit Facilities, as defined in Note 6, to pay distributions;
the costs of acquisitions, if any;

•	fluctuations in our working capital needs;

•	timing and collectability of receivables;

•
restrictions on distributions contained in our Credit Facilities and the indentures governing our Berry June 2014 Senior Notes, May 2019 Senior Notes, November 2019 Senior Notes, 2010 Issued Senior Notes, Berry November 2020 Senior Notes and Berry September 2022 Senior Notes, as defined in Note 6;

Item 1A.    Risk Factors - Continued

•	prevailing economic conditions;

•	access to credit or capital markets; and

•	the amount of cash reserves established by our Board of Directors for the proper conduct of our business.
As a result of these and other factors, the amount of cash we distribute to our unitholders may fluctuate significantly from quarter to quarter and may be significantly less than the current distribution level, or the distribution may be suspended.
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
Our net cash provided by operating activities is frequently less than cash distributions to our unitholders. While our Board of Directors makes discretionary adjustments to net cash provided by operating activities when declaring a distribution for the current period, if we generate insufficient net cash provided by operating activities for a sustained period of time, our Board of Directors may determine to reduce or eliminate our distribution to unitholders. Any such reduction in distributions may cause the trading price of our units to decline. Factors that may cause us to generate net cash provided by operating activities that is insufficient to pay our current distribution to unitholders include, among other things, the following:

•
Unhedged oil production: Although our expected oil production for 2014 is approximately 100% hedged at approximately $92 per Bbl, expected oil production for 2015 and beyond is significantly less hedged. If we are unable to hedge expected oil production for 2015 and beyond to the same degree and at comparable prices, we will be subject to potential commodity price volatility and lower than expected net cash provided by operating activities. As a result, our Board of Directors may determine to reduce or eliminate future distributions to our unitholders.

•
Production from existing assets: Our revenues are dependent on how much oil, natural gas and NGL we produce. If our existing assets under-perform for a prolonged period of time with respect to expected production volumes, our revenues may be lower than expected, and net cash provided by operating activities could be insufficient to pay our current distribution to unitholders.

•
NGL commodity prices: We have been and continue to be limited in our ability to effectively hedge our NGL production. As a result, currently, we directly hedge only our oil and natural gas production. If the price levels for NGL decrease in the future, and in particular, if mid-2013 NGL price levels were to recur, our revenues and results of operations would be affected, and net cash provided by operating activities could be insufficient to pay our current distribution to unitholders.

•
Access to and cost of capital: Accretive acquisitions are an integral component of our business strategy. When revenues are expected to be lower as a result of under-performance of assets, weakening commodity prices on unhedged volumes or declining contract prices on hedged volumes, we seek to make accretive acquisitions of oil and natural gas properties to cover potential shortfalls in net cash provided by operating activities in order to maintain our distribution level. As a result of the pending SEC inquiry, we may be limited in our ability to access the capital markets at an acceptable cost or at all; thus, our ability to make accretive acquisitions may be limited.

As a result of these and other factors, the amount of cash we distribute to our unitholders in the future may be significantly less than the current distribution level or the distribution may be suspended or eliminated.
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

Item 1A.    Risk Factors - Continued

We have significant indebtedness under our Berry June 2014 Senior Notes, May 2019 Senior Notes, November 2019 Senior Notes, 2010 Issued Senior Notes, Berry November 2020 Senior Notes and Berry September 2022 Senior Notes (collectively, “Senior Notes”) and, from time to time, our Credit Facilities. For a discussion of our Senior Notes, see Note 6. Our Credit Facilities and the indentures governing our Senior Notes have substantial restrictions and financial covenants and we may have difficulty obtaining additional credit, which could adversely affect our operations, our ability to make acquisitions and our ability to pay distributions to our unitholders.
As of January 31, 2014, we had an aggregate of approximately $9.3 billion outstanding under Senior Notes and our Credit Facilities (with additional borrowing capacity of approximately $2.3 billion under the LINN Credit Facility, as defined in Note 6). As a result of our indebtedness, we will use a portion of our cash flow to pay interest and principal when due, which will reduce the cash available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate.
The Credit Facilities restrict our ability to obtain additional financing, make investments, lease equipment, sell assets, enter into commodity and interest rate derivative contracts and engage in business combinations. We are also required to comply with certain financial covenants and ratios under our Credit Facilities and the indentures governing our Senior Notes. Our ability to comply with these restrictions and covenants in the future is uncertain and will be affected by the levels of cash flow from our operations and events or circumstances beyond our control. Our failure to comply with any of the restrictions and covenants could result in an event of default, which, if it continues beyond any applicable cure periods, could cause all of our existing indebtedness to be immediately due and payable.
We depend, in part, on our Credit Facilities for future capital needs; however, at December 31, 2013, there was no remaining borrowing capacity available under the Berry Credit Facility, as defined in Note 6. We have drawn on the LINN Credit Facility to fund or partially fund cash distribution payments. Absent such borrowing, we would have at times experienced a shortfall in cash available to pay our declared cash distribution amount. If there is a default by us under our Credit Facilities that continues beyond any applicable cure period, we would be unable to make borrowings to fund distributions. In addition, we may finance acquisitions through borrowings under our Credit Facilities or the incurrence of additional debt. To the extent that we are unable to incur additional debt under our Credit Facilities or otherwise because we are not in compliance with the financial covenants in the Credit Facilities, we may not be able to complete acquisitions, which could adversely affect our ability to maintain or increase distributions. Furthermore, to the extent we are unable to refinance our Credit Facilities on terms that are as favorable as those in our existing Credit Facilities, or at all, our ability to fund our operations and our ability to pay distributions could be affected.
The borrowing bases under our Credit Facilities are determined semi-annually at the discretion of the lenders and are based in part on oil, natural gas and NGL prices. Significant declines in oil, natural gas or NGL prices may result in a decrease in our borrowing base. The lenders can unilaterally adjust the borrowing base and therefore the borrowings permitted to be outstanding under the Credit Facilities. Any increase in the borrowing base requires the consent of all the lenders. Outstanding borrowings in excess of the borrowing base must be repaid immediately, or we must pledge other properties as additional collateral. We currently have limited unpledged properties, and we may not have the financial resources in the future to make any mandatory principal prepayments required under the Credit Facilities. Significant declines in our production or significant declines in realized oil, natural gas or NGL prices for prolonged periods and resulting decreases in our borrowing base may force us to reduce or suspend distributions to our unitholders.
The terms of Berry’s senior notes restrict Berry’s ability to make distributions to us, which may limit the cash available to pay distributions to our unitholders.
The indentures governing Berry’s senior notes contain, and any future indebtedness may also contain, a number of restrictive covenants that impose financial restrictions on Berry, including restrictions on Berry’s ability to make cash distributions to us. These restrictions on Berry’s ability to make cash distributions to us may adversely affect our ability to pay distributions to our unitholders at the current level or at all.
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

Item 1A.    Risk Factors - Continued

maturity on favorable terms or at all and may reduce or cease to provide funding to borrowers. If we are unable to access the capital and credit markets on favorable terms, our ability to make acquisitions and pay distributions could be affected.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our Credit Facilities bear interest at variable rates and expose us to interest rate risk. If interest rates increase and we are unable to effectively hedge our interest rate risk, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.
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
A liquid, readily available and commercially viable market for hedging NGL has not developed in the same way that exists for crude oil and natural gas. The current direct NGL hedging market is constrained in terms of price, volume, duration and number of counterparties, which limits our ability to hedge our NGL production effectively or at all. As a result, our net cash provided by operating activities and results of operations could be adversely impacted by fluctuations in the market prices for NGL products.
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

Item 1A.    Risk Factors - Continued

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
Declines in oil, natural gas and NGL prices may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, accounting rules may require us to write down, as a noncash charge to earnings, the carrying value of our properties for impairments. We capitalize costs to acquire, find and develop our oil and natural gas properties under the successful efforts accounting method. We are required to perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flows of our assets, the carrying value may not be recoverable and therefore would require a write down. We have incurred impairment charges in the past and may do so in the future. Any impairment could be substantial and have a material adverse effect on our results of operations in the period incurred and on our ability to borrow funds under our Credit Facilities, which in turn may adversely affect our ability to make cash distributions to our unitholders.
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

Item 1A.    Risk Factors - Continued

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
The oil and natural gas industry is capital intensive. We make and expect to continue to make substantial capital expenditures in our business for the development and production of oil, natural gas and NGL reserves. These expenditures will reduce our cash available for distribution. We intend to finance our future capital expenditures with net cash provided by operating activities and to the extent necessary, with equity and debt offerings or bank borrowings. Our net cash provided by operating activities and access to capital are subject to a number of variables, including:

•	our proved reserves;

•	the level of oil, natural gas and NGL we are able to produce from existing wells;

•	the prices at which we are able to sell our oil, natural gas and NGL;

•	the level of operating expenses; and

•	our ability to acquire, locate and produce new reserves.
If our revenues or the borrowing bases under our Credit Facilities decrease as a result of lower oil, natural gas and NGL prices, operating difficulties, declines in reserves or for any other reason, we may have limited ability to obtain the capital necessary to sustain our operations at current levels. Our Credit Facilities restrict our ability to obtain new financing. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If net cash provided by operating activities or cash available under our Credit Facilities is not sufficient to meet our capital requirements, the failure to obtain additional financing could result in a curtailment of our development operations, which in turn could lead to a possible decline in our reserves.
We may decide not to drill some of the prospects we have identified, and locations that we decide to drill may not yield oil, natural gas and NGL in commercially viable quantities.
Our prospective drilling locations are in various stages of evaluation, ranging from a prospect that is ready to drill to a prospect that will require additional geological and engineering analysis. Based on a variety of factors, including future oil, natural gas and NGL prices, the generation of additional seismic or geological information, the availability of drilling rigs and other factors, we may decide not to drill one or more of these prospects. As a result, we may not be able to increase or sustain our reserves or production, which in turn could have an adverse effect on our business, financial position, results of operations and our ability to pay distributions. In addition, the SEC’s reserve reporting rules include a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be booked if they relate to wells scheduled to be drilled within five years of the date of booking. At December 31, 2013, we had 3,154 proved undeveloped drilling locations.

Item 1A.    Risk Factors - Continued

To the extent that we do not drill these locations within five years of initial booking, they may not continue to qualify for classification as proved reserves, and we may be required to reclassify such reserves as unproved reserves. The reclassification of such reserves could also have a negative effect on the borrowing base under our Credit Facilities.
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
For the year ended December 31, 2013, sales of oil, natural gas and NGL to Enbridge Energy Partners, L.P. accounted for approximately 20% of our total production volumes. For the year ended December 31, 2012, Enbridge Energy Partners, L.P. and DCP Midstream Partners, LP accounted for approximately 24% and 13%, respectively, of our total production volumes, or 37% in the aggregate. To the extent these and other customers reduce the volumes of oil, natural gas or NGL that they purchase from us, our revenues and cash available for distribution could decline.
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
Our management has specifically identified and scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. As of December 31, 2013, we had identified 13,427 drilling locations, of which 3,154 were proved undeveloped locations and 10,273 were other locations. These identified drilling locations represent a significant part of our growth strategy. Our ability to drill and develop these locations depends on a number of factors, including the availability of capital, seasonal conditions, regulatory approvals, oil, natural gas and NGL prices, costs and drilling results. In addition, DeGolyer and MacNaughton has not estimated proved reserves for the 10,273 other drilling locations we have identified and scheduled for drilling, and therefore there may be greater uncertainty with respect to the success of drilling

Item 1A.    Risk Factors - Continued

wells at these drilling locations. Our final determination on whether to drill any of these drilling locations will be dependent upon the factors described above as well as, to some degree, the results of our drilling activities with respect to our proved drilling locations. Because of these uncertainties, we do not know if the numerous drilling locations we have identified will be drilled within our expected timeframe or will ever be drilled or if we will be able to produce oil, natural gas and NGL from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business.
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
Any of these events can cause increased costs or restrict our ability to drill the wells and conduct the operations which we currently have planned. Any delay in the drilling program or significant increase in costs could impact our ability to generate sufficient net cash provided by operating activities to pay distributions to our unitholders at the current distribution level or at all. Increased costs could include losses from personal injury or loss of life, damage to or destruction of property, natural resources and equipment, pollution, environmental contamination, loss of wells and regulatory penalties. We ordinarily maintain insurance against certain losses and liabilities arising from our operations. However, it is impossible to insure against all operational risks in the course of our business. Additionally, we may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the perceived risks presented. Losses could therefore occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business activities, financial position and results of operations.
We have limited control over the activities on properties we do not operate.
Other companies operate some of the properties in which we have an interest. As of December 31, 2013, nonoperated wells represented approximately 26% of our total owned gross wells, or approximately 7% of our owned net wells. We have limited ability to influence or control the operation or future development of these nonoperated properties, including timing of drilling and other scheduled operations activities, compliance with environmental, safety and other regulations, or the amount of capital expenditures that we are required to fund with respect to them. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could materially adversely affect the realization of our targeted returns on capital in drilling or acquisition activities and lead to unexpected future costs.
We may experience difficulties in integrating the Berry business, which could cause the combined company to fail to realize many of the anticipated potential benefits of the Berry acquisition.

Item 1A.    Risk Factors - Continued

We entered into the merger agreement and contribution agreement because we believe that the transaction is beneficial to LinnCo and its shareholders and us and our unitholders. Achieving the anticipated benefits of the transaction will depend in part upon whether we are able to integrate the business of Berry in an efficient and effective manner. We may not be able to accomplish this integration process smoothly or successfully. The difficulties of integrating Berry’s business with our business potentially will include, among other things, the necessity of coordinating geographically separated organizations and addressing possible differences incorporating cultures and management philosophies, and the integration of certain operations, which will require the dedication of significant management resources and which may temporarily distract management’s attention from the day-to-day business of the combined company.
An inability to realize the full extent of the anticipated benefits of the transaction, as well as any delays encountered in the transition process, could have an adverse effect upon our revenues, level of expenses and operating results, which may affect the value of our units.
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
We have incurred, and expect to continue to incur substantial expenses related to the Berry acquisition.
We have incurred, and expect to continue to incur substantial expenses in connection with integrating the business, operations, networks, systems, technologies, policies and procedures of Berry with our own. There are a large number of systems that must be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed assets, lease administration and regulatory compliance. Although we have assumed that a certain level of transaction and integration expenses would be incurred, and have incurred substantial transaction and integration expenses already, there are a number of factors beyond our control that could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and integration expenses associated with the Berry acquisition could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of Berry. During the year ended December 31, 2013, we incurred approximately $48 million in expenses related to the Berry acquisition.
We may be unable to retain key employees.
Our success after the Berry acquisition will depend in part upon our ability to retain key Berry and our employees. Key employees may depart after the Berry acquisition because of issues relating to the uncertainty and difficulty of integration or a desire not to remain following the Berry acquisition. Accordingly, no assurance can be given that we will be able to retain key Berry employees or our employees to the same extent as in the past.
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
Recent regulatory changes in California have and may continue to materially and adversely impact our production and operating costs related to our Diatomite assets acquired in the Berry acquisition.
Recent regulatory changes in California have impacted production from our Diatomite assets acquired in the Berry acquisition. In 2010, Diatomite production decreased significantly due to the inability to drill new wells pending the receipt of permits from the California Division of Oil, Gas and Geothermal Resources (“DOGGR”). Berry received a new full-field development approval in late July 2011 from DOGGR, which contained stringent operating requirements. Revisions to the July 2011 project approval letter were received in February 2012. Implementation of these new operating requirements negatively impacted the pace of drilling and steam injection and increased Berry’s operating costs for its Diatomite assets. The requirements continued to affect Berry’s operations through 2013, and we may not be successful in streamlining the review process with DOGGR or in taking additional steps to more efficiently manage our operations to avoid additional delays. In addition, DOGGR may impose additional operational restrictions or requirements. In such case, we may experience additional delays in production and increased operating costs related to our Diatomite assets, which could affect our business, financial position, results of operations and net cash provided by operating activities.

Item 1A.    Risk Factors - Continued

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

Item 1A.    Risk Factors - Continued

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

Item 1A.    Risk Factors - Continued

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

Item 1A.    Risk Factors - Continued

Unitholders may be subject to state and local taxes and return filing requirements in states and jurisdictions where they do not live as a result of investing in our units.
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property now or in the future, even if they do not reside in any of those jurisdictions. Our unitholders will likely be required to file foreign, state and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. In 2013, we have been registered to do business or have owned assets in Arkansas, California, Colorado, Illinois, Indiana, Kansas, Louisiana, Michigan, Mississippi, Montana, New Mexico, North Dakota, Oklahoma, Pennsylvania, South Dakota, Texas, Utah and Wyoming. As we make acquisitions or expand our business, we may do business or own assets in other states in the future. It is the responsibility of each unitholder to file all U.S. federal, state and local tax returns that may be required of such unitholder.
Changes to current federal tax laws may affect unitholders’ ability to take certain tax deductions.
Substantive changes to the existing federal income tax laws have been proposed that, if adopted, would affect, among other things, the ability to take certain operations-related deductions, including deductions for intangible drilling and deductions for U.S. production activities. Other proposed changes may affect our ability to remain taxable as a partnership for federal income tax purposes. We are unable to predict whether any changes, or other proposals to such laws, ultimately will be enacted. Any such changes could negatively impact the value of an investment in our units.
Recently enacted derivatives legislation could have an adverse impact on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
New comprehensive financial reform legislation was signed into law by the President on July 21, 2010. The legislation calls for the Commodity Futures Trading Commission (“CFTC”) to regulate certain markets for over-the-counter (“OTC”) derivative products. In its rulemaking under the new legislation, the CFTC has proposed regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalent. Certain bona fide hedging transactions or positions would be exempt from these position limits. The CFTC’s original position limits rule was challenged in court by two industry associations and was vacated and remanded by a federal district court. Since that time, the CFTC has reproposed the rule in substantially the same form as the rule that was vacated by the court, but with certain non-substantive changes in response to the court’s decision. The CFTC has sought comment on the position limits rule as reproposed, but has yet to issue its final rule. The CFTC also has withdrawn its appeal of the court order vacating the original position limits rule. The financial reform legislation may also require our swap-dealer counterparties to comply with margin requirements and/or capital requirements relating to our uncleared swaps with those counterparties, but the timing of any adoption of any such regulations, and their scope, are uncertain. These and other CFTC rules implementing Dodd-Frank could impose burdens on market participants to such an extent that liquidity in the bilateral OTC derivative market decreases substantially. The legislation and new regulations may also require counterparties to our derivative instruments to spin off some of their derivatives activities to separate entities, which may not be as creditworthy as the current counterparties. The new legislation and any new regulations, including determinations with respect to the applicability of margin and capital requirements for uncleared trades, could significantly increase the cost of derivative contracts, materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures and to generate sufficient cash flow to pay distributions at the current levels or at all. Any of these consequences could have a material, adverse effect on us, our financial condition, and our results of operations.
Your units are subject to limited call rights that could result in your having to involuntarily sell your units at a time or price that may be undesirable. Unitholders who are not “Eligible Holders” will be subject to redemption of their units.
If at any time a person owns more than 90% of our outstanding units, such person may elect to purchase all, but not less than all, of our remaining outstanding units at a price equal to the higher of the current market price (as defined in our limited liability company agreement) and the highest price paid by such person or any of its affiliates for any of our units purchased during the 90-day period preceding the date notice was mailed to the our unitholders informing them of such election. In this

Item 1A.    Risk Factors - Continued

case, you will be required to tender all of your outstanding units and you may receive a payment that is effectively less than the price at which you would prefer to sell your units.
In order to comply with U.S. laws with respect to the ownership of interests in oil and natural gas leases on federal lands, we have adopted certain requirements regarding those investors who may own our units. As used herein, an Eligible Holder means a person or entity qualified to hold an interest in oil and natural gas leases on federal lands. As of the date hereof, Eligible Holder means: (1) a citizen of the U.S.; (2) a corporation organized under the laws of the U.S. or of any state thereof; or (3) an association of U.S. citizens, such as a partnership or limited liability company, organized under the laws of the U.S. or of any state thereof, but only if such association does not have any direct or indirect foreign ownership, other than foreign ownership of stock in a parent corporation organized under the laws of the U.S. or of any state thereof. For the avoidance of doubt, onshore mineral leases or any direct or indirect interest therein may be acquired and held by aliens only through stock ownership, holding or control in a corporation organized under the laws of the U.S. or of any state thereof and only for so long as the alien is not from a country that the U.S. federal government regards as denying similar privileges to citizens or corporations of the U.S. Unitholders who are not persons or entities who meet the requirements to be an Eligible Holder will not be entitled to receive distributions in kind on their units in a liquidation and they run the risk of having their units redeemed by us at the then-current market price.
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

Item 1A.    Risk Factors - Continued

Negative press from the SEC inquiry and shareholder litigation or otherwise could have a material adverse effect on our business, financial condition and results of operations.
The negative press resulting from the SEC inquiry and shareholder litigation matters has harmed our reputation and could otherwise result in a loss of future business with our counterparties and business partners. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us. If our business partners and customers curtail their relationships with us, we could experience higher costs of doing business due to less favorable terms and/or the need to find alternative partners. There can be no assurance that our business partners and customers will not attempt to end or curtail their relationships with us.
Item 1B.    Unresolved Staff Comments
None

Item 2.    Properties
Information concerning proved reserves, production, wells, acreage and related matters are contained in Item 1. “Business.”
The Company’s obligations under its Credit Facilities are secured by mortgages on a substantial majority of its oil and natural gas properties. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 for additional information concerning the Credit Facilities.
Offices
The Company’s principal corporate office is located at 600 Travis, Suite 5100, Houston, Texas 77002. The Company maintains additional offices in California, Colorado, Illinois, Kansas, Louisiana, Michigan, New Mexico, Oklahoma, Texas, Utah and Wyoming.
Item 3.    Legal Proceedings
The Company has been named as a defendant in a number of lawsuits, including claims from royalty owners related to disputed royalty payments and royalty valuations. With respect to a certain statewide class action case, the parties in this case are currently engaged in settlement negotiations and based on the current status of those negotiations, the Company estimates a range of possible loss of $1 million to $4.5 million, for which an appropriate reserve has been established. For a certain statewide class action royalty payment dispute where a reserve has not yet been established, the Company has denied that it has any liability on the claims and has raised arguments and defenses that, if accepted by the court, will result in no loss to the Company. Based on the 10th Circuit Court of Appeals’ decision to reverse class certification orders in two unrelated certification cases, the court has permitted additional limited discovery prior to the briefing and hearing on class certification. Briefing and the hearing on class certification have not yet been set by the court. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
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
On April 12, 2013, a purported stockholder class action captioned David Hall v. Berry Petroleum Co., et al. was filed in the Delaware Court of Chancery, C.A. No. 8476-VCG. The complaint names as defendants Berry, the members of its board of directors, HoldCo, Bacchus Merger Sub, LinnCo, LINN Energy and LinnCo Merger Sub. The complaint alleges that the individual defendants breached their fiduciary duties in connection with the transactions by engaging in an unfair sales process that resulted in an unfair price for Berry, by failing to disclose all material information regarding the transactions, and that the entity defendants aided and abetted those breaches of fiduciary duty. In December 2013, the parties signed a Memorandum of Understanding to settle the case, and is in the process of seeking court approval of the settlement. The Company is unable to estimate a possible loss, or range of possible loss, if any, at this time.
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
On July 10, 2013, David Adrian Luciano, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Luciano Action”). The Luciano Action asserts claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to LINN Energy’s hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production in the prospectus and registration statement for LinnCo’s initial public offering. On July 12, 2013, Frank Donio, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Donio Action”). The Donio Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production. Several additional class action cases substantially similar to the Luciano Action and the Donio Action were subsequently filed in the Southern District of New York and assigned to the same judge (the Luciano Action, Donio Action, and all similar subsequently filed New York federal class actions together, the “New York Federal Actions”). The Texas Federal Actions and the New York Federal Actions have now been consolidated in the United States District Court for the Southern District of New York (the “Combined Actions”). In November 2013, LINN Energy filed a motion to dismiss the Combined Actions. The motion is currently pending before the Southern District of New York. There has not been any discovery conducted in the Combined Actions. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
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
During the years ended December 31, 2013, December 31, 2012, and December 31, 2011, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Item 4.    Mine Safety Disclosures
Not applicable

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s units are listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “LINE.” At the close of business on January 31, 2014, there were approximately 181 unitholders of record.
The following sets forth the range of high and low last reported sales prices per unit, as reported by NASDAQ, for the quarters indicated. In addition, distributions declared during each quarter are presented.

	Unit Price Range		Cash Distributions Declared Per Unit
Quarter	High	Low
2013:
October 1 – December 31	$31.80	$26.01	$0.725	(1)
July 1 – September 30	$33.29	$22.79	$0.725	(1)
April 1 – June 30	$39.15	$30.52	$0.725
January 1 – March 31	$39.33	$35.93	$0.725
2012:
October 1 – December 31	$42.52	$35.24	$0.725
July 1 – September 30	$41.47	$38.46	$0.725
April 1 – June 30	$40.70	$35.00	$0.725
January 1 – March 31	$38.84	$35.67	$0.69

(1)
In April 2013, the Company’s Board of Directors approved a change in the distribution policy that provides a distribution with respect to any quarter may be made, at the discretion of the Board of Directors, (i) within 45 days following the end of each quarter or (ii) in three equal installments within 15, 45 and 75 days following the end of each quarter.  The first monthly distribution was paid in July 2013.

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
Unitholder Return Performance Presentation
The performance graph below compares the total unitholder return on the Company’s units, with the total return of the Standard & Poor’s 500 Index (the “S&P 500 Index”) and the Alerian MLP Index, a weighted composite of 50 prominent energy master limited partnerships. Total return includes the change in the market price, adjusted for reinvested dividends or distributions, for the period shown on the performance graph and assumes that $100 was invested in the Company on December 31, 2008, and the S&P 500 Index and the Alerian MLP Index on the same date. The results shown in the graph below are not necessarily indicative of future performance.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013

LINN Energy	$100	$212	$311	$338	$338	$324
Alerian MLP Index	$100	$176	$240	$273	$286	$365
S&P 500 Index	$100	$126	$145	$149	$172	$228
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
Sales of Unregistered Securities
In conjunction with LinnCo, LLC’s (“LinnCo”) contribution of Berry Petroleum Company to LINN Energy (see Note 2), on December 16, 2013, LINN Energy issued 93,756,674 units to LinnCo, which were not registered and will not be registered under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder (“Securities Act”), or any state securities laws, in reliance on Section 4(2) of the Securities Act as these transactions were by an issuer not involving a public offering (see LINN Energy and LinnCo’s joint proxy statement/prospectus for their 2013 annual meetings for additional information). Total units issued as consideration to LinnCo includes 40,938 (approximately $1 million) of Berry

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Continued

equity awards that vested and converted to LinnCo common shares on the Berry acquisition date and included in total consideration but such shares were unissued at December 31, 2013, due to six month deferred issuance provisions in the original Berry award agreements.
Issuer Purchases of Equity Securities
In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases. The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time. The Company did not repurchase any units during the three months ended December 31, 2013. At December 31, 2013, approximately $56 million was available for unit repurchase under the program.

Item 6.    Selected Financial Data
The selected financial data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”
Because of rapid growth through acquisitions and development of properties, the Company’s historical results of operations and period-to-period comparisons of these results and certain other financial data may not be meaningful or indicative of future results. The results of the Company’s Appalachian Basin and Mid Atlantic Well Service, Inc. operations, which were disposed of in 2008, are classified as discontinued operations for the year ended December 31, 2009. Unless otherwise indicated, results of operations information presented herein relates only to continuing operations. The following data at and for the year ended December 31, 2013, reflects the results of the Berry Petroleum Company (“Berry”) acquisition since the acquisition date.

	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per unit amounts)
Statement of operations data:
Oil, natural gas and natural gas liquids sales	$2,073,240	$1,601,180	$1,162,037	$690,054	$408,219
Gains (losses) on oil and natural gas derivatives	177,857	124,762	449,940	75,211	(141,374)
Depreciation, depletion and amortization	829,311	606,150	334,084	238,532	201,782
Interest expense, net of amounts capitalized	421,137	379,937	259,725	193,510	92,701
Income (loss) from continuing operations	(691,337)	(386,616)	438,439	(114,288)	(295,841)
Loss from discontinued operations, net of taxes (1)	—	—	—	—	(2,351)
Net income (loss)	(691,337)	(386,616)	438,439	(114,288)	(298,192)
Income (loss) per unit – continuing operations:
Basic	(2.94)	(1.92)	2.52	(0.80)	(2.48)
Diluted	(2.94)	(1.92)	2.51	(0.80)	(2.48)
Income (loss) per unit – discontinued operations:
Basic	—	—	—	—	(0.02)
Diluted	—	—	—	—	(0.02)
Net income (loss) per unit:
Basic	(2.94)	(1.92)	2.52	(0.80)	(2.50)
Diluted	(2.94)	(1.92)	2.51	(0.80)	(2.50)
Distributions declared per unit	2.90	2.87	2.70	2.55	2.52
Weighted average units outstanding	237,544	203,775	172,004	142,535	119,307

Cash flow data:
Net cash provided by (used in):
Operating activities (2)	$1,166,212	$350,907	$518,706	$270,918	$426,804
Investing activities	(1,253,317)	(3,684,829)	(2,130,360)	(1,581,408)	(282,273)
Financing activities	138,033	3,334,051	1,376,767	1,524,260	(150,968)

Balance sheet data: (3)
Total assets	$16,504,964	$11,451,238	$7,928,854	$5,933,148	$4,340,256
Long-term debt	8,958,658	6,037,817	3,993,657	2,742,902	1,588,831
Unitholders’ capital	5,891,427	4,427,180	3,428,910	2,788,216	2,452,004

(1)	Includes gains (losses) on sale of assets, net of taxes.

Item 6.    Selected Financial Data - Continued

(2)
Net of payments made for commodity derivative premiums of approximately $583 million, $134 million, $120 million and $94 million for the years ended December 31, 2012, December 31, 2011, December 31, 2010, and December 31, 2009, respectively.

(3)	The increase in 2013 is primarily related to the Berry acquisition.

	At or for the Year Ended December 31,
	2013	2012	2011	2010	2009
Production data:
Average daily production:
Natural gas (MMcf/d)	443	349	175	137	125
Oil (MBbls/d)	33.5	29.2	21.5	13.1	9.0
NGL (MBbls/d)	29.7	24.5	10.8	8.3	6.5
Total (MMcfe/d)	822	671	369	265	218

Estimated proved reserves: (1)
Natural gas (Bcf)	3,010	2,571	1,675	1,233	774
Oil (MMBbls)	366	191	189	156	102
NGL (MMBbls)	200	179	94	71	54
Total (Bcfe)	6,403	4,796	3,370	2,597	1,712

(1)
In accordance with Securities and Exchange Commission regulations, reserves were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, excluding escalations based upon future conditions. The average price used to estimate reserves is held constant over the life of the reserves. The increase in 2013 is primarily related to the Berry acquisition.

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
The reference to a “Note” herein refers to the accompanying Notes to Consolidated Financial Statements contained in Item 8. “Financial Statements and Supplementary Data.”
Executive Overview
LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering in January 2006. The Company’s properties, including those acquired in the acquisition of Berry Petroleum Company (“Berry”), are located in seven operating regions in the United States (“U.S.”):

•	Rockies, which includes properties located in Wyoming (Green River Basin and Powder River Basin), Utah (Uinta Basin), North Dakota (Williston Basin) and Colorado (Piceance Basin);

•	Mid-Continent, which includes properties in Oklahoma, Louisiana and the eastern portion of the Texas Panhandle (including the Granite Wash and Cleveland horizontal plays);

•	Hugoton Basin, which includes properties located primarily in Kansas and the Shallow Texas Panhandle;

•	California, which includes the San Joaquin Valley Basin and the Los Angeles Basin;

•	Permian Basin, which includes areas in west Texas and southeast New Mexico;

•	Michigan/Illinois, which includes the Antrim Shale formation in the northern part of Michigan and oil properties in southern Illinois; and

•	East Texas, which includes properties located in east Texas.
Results for the year ended December 31, 2013, included the following:

•	oil, natural gas and NGL sales of approximately $2.1 billion compared to $1.6 billion in 2012;

•	average daily production of 822 MMcfe/d compared to 671 MMcfe/d in 2012;

•	net loss of approximately $691 million compared to a net loss of $387 million in 2012;

•	net cash provided by operating activities of approximately $1.2 billion compared to $351 million in 2012;

•	capital expenditures, excluding acquisitions, of approximately $1.3 billion compared to $1.1 billion in 2012; and

•	559 wells drilled (557 successful) compared to 440 wells drilled (436 successful) in 2012.
Acquisitions
On December 16, 2013, the Company completed the previously-announced transactions contemplated by the merger agreement between the Company, LinnCo, LLC (“LinnCo”), an affiliate of LINN Energy, and Berry under which LinnCo acquired all of the outstanding common shares of Berry and the contribution agreement between LinnCo and the Company, under which LinnCo contributed Berry to the Company in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares. Under the contribution agreement, LinnCo contributed Berry to LINN Energy in exchange for 93,756,674 newly issued LINN Energy units, after which Berry became an indirect wholly owned subsidiary of LINN Energy. The transaction has a preliminary value of approximately $4.6 billion, including the assumption of approximately $2.3 billion of Berry’s debt and net of cash acquired of approximately $451 million.
The consolidated financial statements and financial and operational results of the Company reflect the combined entities since the acquisition date.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Berry’s principal reserves and producing properties are located in California (San Joaquin Valley Basin and Los Angeles Basin), Texas (Permian Basin and east Texas), Utah (Uinta Basin) and Colorado (Piceance Basin). The acquisition included approximately 1,408 Bcfe of proved reserves as of the acquisition date. At December 31, 2013, Berry had approximately 3,400 gross productive wells and more than 200,000 net acres.
On October 31, 2013, the Company completed the acquisition of certain oil and natural gas properties located in the Permian Basin for total consideration of approximately $528 million. The acquisition included approximately 175 Bcfe of proved reserves as of the acquisition date.
During 2013, the Company also completed other smaller acquisitions of oil and natural gas properties located in its various operating regions. The Company, in the aggregate, paid approximately $40 million in total consideration for these properties.
Proved reserves as of the acquisition date for all of the above referenced acquisitions were estimated using the average oil and natural gas prices during the preceding 12-month period, determined as an unweighted average of the first-day-of-the-month prices for each month. Estimates of proved reserves as of the acquisition date for all of the above referenced acquisitions as well as estimates of proved reserves at December 31, 2013, were prepared by the independent engineering firm, DeGolyer and MacNaughton.
Divestiture
On May 31, 2013, the Company, through one of its wholly owned subsidiaries, together with the Company’s partners, Panther Energy, LLC and Red Willow Mid-Continent, LLC, completed the sale of its interests in certain oil and natural gas properties located in the Mid-Continent region (“Panther Operated Cleveland Properties”) to Midstates Petroleum Company, Inc. Proceeds received for the Company’s portion of its interests in the properties were approximately $218 million, net of costs to sell of approximately $2 million. The Company used the net proceeds from the sale to repay borrowings under the LINN Credit Facility, as defined below.
Financing and Liquidity
In April 2013, the Company entered into a Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”), which provides for a revolving credit facility up to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount of $4.0 billion. The borrowing base remained unchanged at $4.5 billion and does not include any assets acquired in the Berry acquisition. The maturity date is April 2018. The amended and restated agreement is substantially similar to the previous LINN Credit Facility with revisions to permit the transactions related to the Berry acquisition and to designate Berry as an unrestricted subsidiary under the agreement.
On October 30, 2013, the Company entered into an amendment to the LINN Credit Facility, under which the Company entered into a $500 million senior secured term loan with certain participants in its lender group under the LINN Credit Facility. The term loan has a maturity date of April 2018, consistent with the maturity of the LINN Credit Facility, and incurs interest based on either the London Interbank Offered Rate (“LIBOR”) plus a margin of 2.5% per annum or the alternate base rate (“ABR”) plus a margin of 1.5% per annum, at the Company’s election. Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at LIBOR. The term loan may be repaid at the option of the Company without premium or penalty, subject to breakage costs. The proceeds of the term loan were used to partially fund the acquisition of certain oil and natural gas properties located in the Permian Basin.
In accordance with the provisions of the indentures related to the May 2017 Senior Notes and July 2018 Senior Notes, as defined in Note 6, in June 2013 and July 2013, the Company redeemed the remaining outstanding principal amounts of approximately $41 million and $14 million, respectively.
On December 16, 2013, LinnCo completed its acquisition and subsequent contribution of Berry to LINN Energy in exchange for newly issued LINN Energy units. Approximately 93,756,674 LinnCo common shares representing limited liability company interests were issued to Berry shareholders to acquire Berry, and an equal number of LINN Energy units were issued to LinnCo for the contribution of Berry to LINN Energy. See above for additional information.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

In connection with the Berry acquisition, the Company assumed approximately $2.3 billion of Berry’s debt, consisting of a senior secured revolving credit facility, 10.25% senior notes due 2014, 6.75% senior notes due 2020 and 6.375% senior notes due 2022. For information related to Berry’s debt, see Note 6.
In December 2013, Berry entered into an amendment to its Second Amended and Restated Credit Agreement (“Berry Credit Facility”) primarily to conform certain terms in the Berry Credit Facility to like terms in the LINN Credit Facility. The maturity date of the Berry Credit Facility is May 2016. The Berry Credit Facility has a borrowing base of $1.4 billion, subject to lender commitments. At December 31, 2013, lender commitments under the facility were $1.2 billion and there was no remaining borrowing capacity available. In February 2014, Berry entered into an amendment to the Berry Credit Facility to amend the terms of certain financial covenants and reporting covenants.
Commodity Derivatives
During the year ended December 31, 2013, the Company entered into commodity derivative contracts consisting of oil basis swaps for 2013 and natural gas basis swaps for 2013 through 2018. As part of the Berry acquisition (see Note 2), the Company assumed certain derivative contracts that Berry had entered into prior to the acquisition date, including oil swaps, oil trade month roll swaps and oil collars through 2014, and oil basis swaps and oil three-way collars through 2015. Currently, the Company has limited abilities to hedge its NGL production because there is no commercially viable market established for this purpose. Therefore, the Company does not directly hedge its NGL production.
Operating Regions
Following is a discussion of the Company’s seven operating regions.
Rockies
The Rockies region consists of properties located in Wyoming (Green River Basin and Powder River Basin), northeastern Utah (Uinta Basin), North Dakota (Bakken and Three Forks formations in the Williston Basin) and northwestern Colorado (Piceance Basin). Properties located in the Uinta and Piceance basins were acquired in the Berry acquisition. Wells in this diverse region produce from both oil and natural gas reservoirs at depths ranging from 1,000 feet to over 13,000 feet. The Company’s properties in the Jonah Field located in the Green River Basin of southwest Wyoming produce from the Lance and Mesaverde formations at depths ranging from 8,000 feet to 13,500 feet. The Company’s properties in the Powder River Basin consist of a CO2 flood operated by Anadarko Petroleum Corporation (“Anadarko”) in the Salt Creek Field. The Company’s properties in the Uinta Basin produce at depths ranging from 5,000 feet to 7,500 feet. The Company’s nonoperated properties in the Williston Basin produce at depths ranging from 9,000 feet to 12,000 feet and its properties in the Piceance Basin produce at depths ranging from 7,500 feet to 9,500 feet.
Rockies proved reserves represented approximately 28% of total proved reserves at December 31, 2013, of which 46% were classified as proved developed. This region produced 187 MMcfe/d or 23% of the Company’s 2013 average daily production. During 2013, the Company invested approximately $306 million to drill in this region. During 2014, the Company anticipates spending approximately 38% of its total oil and natural gas capital budget for development activities in the Rockies region.
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
Mid-Continent proved reserves represented approximately 20% of total proved reserves at December 31, 2013, of which 77% were classified as proved developed. This region produced 330 MMcfe/d or 40% of the Company’s 2013 average daily production. During 2013, the Company invested approximately $439 million to drill in this region. During 2014, the

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Company anticipates spending approximately 16% of its total oil and natural gas capital budget for development activities in the Mid-Continent region.
To more efficiently transport its natural gas in the Mid-Continent region to market, the Company owns and operates a network of natural gas gathering systems comprised of approximately 325 miles of pipeline and associated compression and metering facilities. In connection with the horizontal development activities in the Granite Wash formation, the Company continues to expand this gathering system which connects to numerous natural gas processing facilities in the region.
Hugoton Basin
The Hugoton Basin is a large oil and natural gas producing area located in the central portion of the Texas Panhandle extending into southwestern Kansas. The Company’s Texas properties in the basin primarily produce from the Brown Dolomite formation at depths of approximately 3,200 feet and its Kansas properties primarily produce from the Council Grove and Chase formations at depths ranging from 2,500 feet to 3,000 feet. Hugoton Basin proved reserves represented approximately 18% of total proved reserves at December 31, 2013, of which 82% were classified as proved developed. This region produced 143 MMcfe/d or 17% of the Company’s 2013 average daily production. During 2013, the Company invested approximately $35 million to drill in this region. During 2014, the Company anticipates spending approximately 3% of its total oil and natural gas capital budget for development activities in the Hugoton Basin region.
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
California
The California region consists of the Midway-Sunset Field, Diatomite, McKittrick and Poso Creek properties in the San Joaquin Valley Basin and the Brea Olinda Field and Placerita Field in the Los Angeles Basin. The Brea Olinda Field was discovered in 1880 and produces from the shallow Pliocene formation to the deeper Miocene formation at depths ranging from 1,000 feet to 7,500 feet. The properties in the Midway-Sunset Field, Diatomite, McKittrick, Placerita Field and Poso Creek were acquired in the Berry acquisition and produce using thermal enhanced oil recovery methods at depths ranging from 800 feet to 2,000 feet. California proved reserves represented approximately 14% of total proved reserves at December 31, 2013, of which 80% were classified as proved developed. This region produced 19 MMcfe/d or 2% of the Company’s 2013 average daily production. During 2013, the Company invested approximately $33 million to drill in this region. During 2014, the Company anticipates spending approximately 16% of its total oil and natural gas capital budget for development activities in the California region.
Permian Basin
The Permian Basin is one of the largest and most prolific oil and natural gas basins in the U.S. The Company’s properties are located in west Texas and southeast New Mexico and primarily produce at depths ranging from 2,000 feet to 12,000 feet. The Wolfberry trend is located in the north central portion of the basin where the Company has been actively drilling vertical oil wells since 2010. The Company also produces oil and natural gas from mature, low-decline wells including several waterflood properties located across the basin. Certain of the properties located in Texas were acquired in the Berry acquisition. Permian Basin proved reserves represented approximately 13% of total proved reserves at December 31, 2013, of which 51% were classified as proved developed. Recent industry activity has begun focusing on Wolfcamp horizontal drilling in the vicinity of the Company’s properties. The Company had no proved reserves booked for Wolfcamp horizontal wells at December 31, 2013. This region produced 87 MMcfe/d or 11% of the Company’s 2013 average daily production. During 2013, the Company invested approximately $218 million to drill in this region. During 2014, the Company anticipates spending approximately 25% of its total oil and natural gas capital budget for development activities in the Permian Basin region, primarily in the Wolfberry trend.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Michigan/Illinois
The Michigan/Illinois region includes properties producing from the Antrim Shale formation in the northern part of Michigan and oil properties in southern Illinois. These wells produce at depths ranging from 600 feet to 4,000 feet. Michigan/Illinois proved reserves represented approximately 4% of total proved reserves at December 31, 2013, of which 97% were classified as proved developed. This region produced 34 MMcfe/d or 4% of the Company’s 2013 average daily production. During 2014, the Company anticipates spending approximately 1% of its total oil and natural gas capital budget for development activities in the Michigan/Illinois region.
East Texas
The East Texas region consists of properties located in east Texas and primarily produces natural gas from the Cotton Valley formation and the Haynesville/Bossier Shale at depths ranging from 7,000 to 13,500 feet. Certain of the properties located in the Cotton Valley formation and all of the Haynesville/Bossier Shale properties were acquired in the Berry acquisition. Proved reserves for these mature, low-decline producing properties, all of which are proved developed, represented approximately 3% of total proved reserves at December 31, 2013. This region produced 22 MMcfe/d or 3% of the Company’s 2013 average daily production. During 2014, the Company anticipates spending approximately 1% of its total oil and natural gas capital budget for development activities in the East Texas region.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

	Year Ended December 31,
	2013	2012	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$585,501	$367,550	$217,951
Oil sales	1,152,213	946,304	205,909
NGL sales	335,526	287,326	48,200
Total oil, natural gas and NGL sales	2,073,240	1,601,180	472,060
Gains on oil and natural gas derivatives	177,857	124,762	53,095
Marketing and other revenues	80,558	48,298	32,260
	2,331,655	1,774,240	557,415
Expenses:
Lease operating expenses	372,523	317,699	54,824
Transportation expenses	128,440	77,322	51,118
Marketing expenses	37,892	31,821	6,071
General and administrative expenses (1)	236,271	173,206	63,065
Exploration costs	5,251	1,915	3,336
Depreciation, depletion and amortization	829,311	606,150	223,161
Impairment of long-lived assets	828,317	422,499	405,818
Taxes, other than income taxes	138,631	131,679	6,952
Losses on sale of assets and other, net	13,637	1,539	12,098
	2,590,273	1,763,830	826,443
Other income and (expenses)	(434,918)	(394,236)	(40,682)
Loss before income taxes	(693,536)	(383,826)	(309,710)
Income tax expense (benefit)	(2,199)	2,790	(4,989)
Net loss	$(691,337)	$(386,616)	$(304,721)

(1)
General and administrative expenses for the years ended December 31, 2013, and December 31, 2012, include approximately $37 million and $28 million, respectively, of noncash unit-based compensation expenses.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Year Ended December 31,
	2013	2012	Variance
Average daily production:
Natural gas (MMcf/d)	443	349	27%
Oil (MBbls/d)	33.5	29.2	15%
NGL (MBbls/d)	29.7	24.5	21%
Total (MMcfe/d)	822	671	23%

Weighted average prices: (1)
Natural gas (Mcf)	$3.62	$2.87	26%
Oil (Bbl)	$94.15	$88.59	6%
NGL (Bbl)	$30.96	$32.10	(4)%

Average NYMEX prices:
Natural gas (MMBtu)	$3.65	$2.79	31%
Oil (Bbl)	$97.97	$94.20	4%

Costs per Mcfe of production:
Lease operating expenses	$1.24	$1.29	(4)%
Transportation expenses	$0.43	$0.31	39%
General and administrative expenses (2)	$0.79	$0.71	11%
Depreciation, depletion and amortization	$2.76	$2.47	12%
Taxes, other than income taxes	$0.46	$0.54	(15)%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the years ended December 31, 2013, and December 31, 2012, include approximately $37 million and $28 million, respectively, of noncash unit-based compensation expenses.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $472 million or 29% to approximately $2.1 billion for the year ended December 31, 2013, from approximately $1.6 billion for the year ended December 31, 2012, due to higher production volumes and higher natural gas and oil prices partially offset by lower NGL prices. Higher natural gas and oil prices resulted in an increase in revenues of approximately $121 million and $68 million, respectively. Lower NGL prices resulted in a decrease in revenues of approximately $12 million.
Average daily production volumes increased to 822 MMcfe/d during the year ended December 31, 2013, from 671 MMcfe/d during the year ended December 31, 2012. Higher oil, natural gas and NGL production volumes resulted in an increase in revenues of approximately $137 million, $97 million and $61 million, respectively.
The following sets forth average daily production by region:

	Year Ended December 31,
	2013	2012	Variance
Average daily production (MMcfe/d):
Mid-Continent	330	313	17	6%
Rockies	187	91	96	105%
Hugoton Basin	143	120	23	19%
Permian Basin	87	83	4	5%
Michigan/Illinois	34	35	(1)	(4)%
East Texas	22	16	6	37%
California	19	13	6	42%
	822	671	151	22%
The increase in average daily production volumes in the Mid-Continent region primarily reflects the Company’s 2012 and 2013 capital drilling programs in the Granite Wash formation, partially offset by a decrease of approximately 11 MMcfe/d of production volumes related to the production of the Panther Operated Cleveland Properties sold on May 31, 2013. The increase in average daily production volumes in the Rockies region primarily reflects the impact of the acquisition from BP America Production Company (“BP”) on July 31, 2012, the joint-venture agreement entered into with Anadarko in April 2012 and development capital spending in the Williston Basin, partially offset by a reduction caused by ethane rejection in the region. The increase in average daily production volumes in the Hugoton Basin region primarily reflects the impact of the acquisition from BP on March 30, 2012. The increase in average daily production volumes in the Permian Basin region primarily reflects the impact of the acquisition on October 31, 2013, as well as development capital spending, partially offset by downtime from third parties’ infrastructure. The Michigan/Illinois region consists of a low-decline asset base and continues to produce at consistent levels. Average daily production volumes in the East Texas region reflect the impact of the acquisition on May 1, 2012. The increase in average daily production volumes in the California region primarily reflects the impact of the acquisition of Berry on December 16, 2013.
Gains on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives increased by approximately $53 million to gains of approximately $178 million for the year ended December 31, 2013, from gains of approximately $125 million for the year ended December 31, 2012. Gains on oil and natural gas derivatives increased primarily due to the changes in fair value on unsettled derivative contracts, partially offset by decreased cash settlements during the year. The results for 2013 and 2012 also include gains of approximately $11 million and $22 million, respectively, related to the recoveries of a bankruptcy claim (see Note 11). The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
During the year ended December 31, 2013, the Company had commodity derivative contracts for approximately 107% of its natural gas production, including natural gas put options used to indirectly hedge NGL revenues, and 127% of its oil production. During the year ended December 31, 2012, the Company had commodity derivative contracts for approximately 110% of its natural gas production, including natural gas put options used to indirectly hedge NGL revenues, and 106% of its oil production.

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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems and plants. Marketing and other revenues increased by approximately $33 million or 67% to approximately $81 million for the year ended December 31, 2013, from approximately $48 million for the year ended December 31, 2012, primarily due to higher revenues generated from the Jayhawk natural gas processing plant acquired from BP in March 2012.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by approximately $55 million or 17% to approximately $373 million for the year ended December 31, 2013, from approximately $318 million for the year ended December 31, 2012. Lease operating expenses increased primarily due to costs associated with the Berry acquisition in December 2013 and properties acquired during 2012 (see Note 2). Lease operating expenses per Mcfe decreased to $1.24 per Mcfe for the year ended December 31, 2013, from $1.29 per Mcfe for the year ended December 31, 2012, primarily due to lower rates on newly acquired properties and cost saving initiatives.
Transportation Expenses
Transportation expenses increased by approximately $51 million or 66% to approximately $128 million for the year ended December 31, 2013, from approximately $77 million for the year ended December 31, 2012, primarily due to the BP acquisitions in 2012.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems and plants. Marketing expenses increased by approximately $6 million or 19% to approximately $38 million for the year ended December 31, 2013, from approximately $32 million for the year ended December 31, 2012, primarily due to higher expenses associated with the Jayhawk natural gas processing plant acquired from BP in March 2012.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses increased by approximately $63 million or 36% to approximately $236 million for the year ended December 31, 2013, from approximately $173 million for the year ended December 31, 2012. The increase was primarily due to an increase in salaries and benefits related expenses of approximately $40 million, driven primarily by severance associated with the Berry acquisition and increased employee headcount, an increase in acquisition related expenses of approximately $11 million, also primarily associated with the Berry acquisition, an increase in professional services expenses of approximately $8 million and an increase in various other expenses of approximately $4 million. General and administrative expenses per Mcfe also increased to $0.79 per Mcfe for the year ended December 31, 2013, from $0.71 per Mcfe for the year ended December 31, 2012.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $223 million or 37% to approximately $829 million for the year ended December 31, 2013, from approximately $606 million for the year ended December 31, 2012. Higher depletion rates and higher total production volumes were the primary reasons for the increased expense. Depreciation, depletion and amortization per Mcfe also increased to $2.76 per Mcfe for the year ended December 31, 2013, from $2.47 per Mcfe for the year ended December 31, 2012, primarily due to negative reserve revisions from the prior year, partially offset by lower rates on properties acquired in 2012.
Impairment of Long-Lived Assets
During the year ended December 31, 2013, the Company recorded noncash impairment charges, before and after tax, of approximately $828 million. Impairment charges consist of approximately $791 million associated with proved oil and natural gas properties in the Granite Wash formation related to asset performance resulting in reserve revisions and a decline in

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

commodity prices as well as approximately $37 million associated with the write-down of the carrying value of the Panther Operated Cleveland Properties sold in May 2013 (see Note 2). During the year ended December 31, 2012, the Company recorded a noncash impairment charge, before and after tax, of approximately $422 million associated with proved oil and natural gas properties in the Mississippi Shelf and Mayfield related to the Securities and Exchange Commission (“SEC”) five-year development limitation on PUDs and a decline in commodity prices.
Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, increased by approximately $7 million or 5% to approximately $139 million for the year ended December 31, 2013, from approximately $132 million for the year ended December 31, 2012. Severance taxes, which are a function of revenues generated from production, increased by approximately $8 million compared to the year ended December 31, 2012, primarily due to higher production volumes and higher natural gas and oil prices partially offset by lower NGL prices. Ad valorem taxes, which are primarily based on the value of reserves and production equipment and vary by location, increased by approximately $1 million compared to the year ended December 31, 2012, largely due to property acquisitions in 2012. The increases in severance and ad valorem taxes were partially offset by a decrease in sales and use taxes of approximately $2 million compared to the year ended December 31, 2012.
Other Income and (Expenses)

	Year Ended December 31,
	2013	2012	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(421,137)	$(379,937)	$(41,200)
Loss on extinguishment of debt	(5,304)	—	(5,304)
Other, net	(8,477)	(14,299)	5,822
	$(434,918)	$(394,236)	$(40,682)
Other income and (expenses) increased by approximately $41 million for the year ended December 31, 2013, compared to the year ended December 31, 2012. Interest expense increased primarily due to higher outstanding debt during the period and higher amortization of financing fees and expenses associated with the November 2019 Senior Notes, as defined in Note 6, and amendments made to the LINN Credit Facility during 2012 and 2013. In addition, for the year ended December 31, 2013, the Company recorded a loss on extinguishment of debt of approximately $5 million as a result of the redemption of the remaining outstanding Original Senior Notes (see Note 6). See “Debt” in “Liquidity and Capital Resources” below for additional details. Other expenses decreased primarily due to no write-offs of deferred financing fees related to the amendment of the LINN Credit Facility for the year ended December 31, 2013, compared to approximately $8 million for the year ended December 31, 2012.
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized an income tax benefit of approximately $2 million for the year ended December 31, 2013, compared to income tax expense of approximately $3 million for the year ended December 31, 2012. Income tax expense decreased primarily due to lower income from the Company’s taxable subsidiaries during the year ended December 31, 2013, compared to the year ended December 31, 2012.
Net Loss
Net loss increased by approximately $304 million or 79% to approximately $691 million for the year ended December 31, 2013, from approximately $387 million for the year ended December 31, 2012. The increase was primarily due to higher impairment charges and other expenses, including interest, partially offset by higher production revenues and higher gains on oil and natural gas derivatives. See discussions above for explanations of variances.

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

Weighted average prices: (1)
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
The following sets forth average daily production by region:

	Year Ended December 31,
	2012	2011	Variance
Average daily production (MMcfe/d):
Mid-Continent	313	195	118	61%
Hugoton Basin	120	39	81	208%
Rockies	91	12	79	658%
Permian Basin	83	73	10	14%
Michigan/Illinois	35	36	(1)	(2)%
East Texas	16	—	16	—
California	13	14	(1)	(6)%
	671	369	302	82%
The increase in average daily production volumes in the Mid-Continent region primarily reflects the Company’s 2011 and 2012 capital drilling programs in the Granite Wash formation, as well as the impact of the acquisition in the Cleveland horizontal play on June 1, 2011 and the acquisition from Plains in December 2011. The increase in average daily production volumes in the Hugoton Basin region primarily reflects the impact of the acquisition from BP on March 30, 2012. The increase in average daily production volumes in the Rockies region reflects the impact of acquisitions in 2011 and 2012 and the joint-venture agreement entered into with Anadarko in April 2012. The increase in average daily production volumes in the Permian Basin region reflects the impact of acquisitions in 2011 and subsequent development capital spending. The Michigan/Illinois and California regions consist of low-decline asset bases and continue to produce at consistent levels. Average daily production volumes in the East Texas region reflect the impact of the acquisition on May 1, 2012.
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
Impairment of Long-Lived Assets
During the year ended December 31, 2012, the Company recorded noncash impairment charges, before and after tax, of approximately $422 million associated with proved oil and natural gas properties in the Mississippi Shelf and Mayfield related to the SEC five-year development limitation on PUDs and a decline in commodity prices. The Company recorded no impairment charge for the year ended December 31, 2011. See Note 1 and “Critical Accounting Policies and Estimates” below for additional information.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, increased by approximately $53 million or 68% to approximately $132 million for the year ended December 31, 2012, from approximately $79 million for the year ended December 31, 2011. Severance taxes, which are a function of revenues generated from production, increased by approximately $21 million compared to the year ended December 31, 2011, primarily due to higher production volumes partially offset by lower commodity prices. Ad valorem taxes, which are primarily based on the value of reserves and production equipment and vary by location, increased by approximately $32 million compared to the year ended December 31, 2011, largely due to property acquisitions in 2011 and 2012 and higher rates on the Company’s base properties.
Other Income and (Expenses)

	Year Ended December 31,
	2012	2011	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(379,937)	$(259,725)	$(120,212)
Loss on extinguishment of debt	—	(94,612)	94,612
Other, net	(14,299)	(7,792)	(6,507)
	$(394,236)	$(362,129)	$(32,107)
Other income and (expenses) increased by approximately $32 million during the year ended December 31, 2012, compared to the year ended December 31, 2011. Interest expense increased primarily due to higher outstanding debt during the period and higher amortization of financing fees associated with the May 2019 Senior Notes, November 2019 Senior Notes and amendments made to the LINN Credit Facility during 2012. For the year ended December 31, 2011, the Company also recorded a loss on extinguishment of debt of approximately $95 million as a result of the redemptions of and cash tender offers for a portion of the Original Senior Notes. See “Debt” in “Liquidity and Capital Resources” below for additional details.
Income Tax Expense
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax and were also subject to state income taxes in the state of Michigan during 2011. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $3 million for the year ended December 31, 2012, compared to approximately $5 million for the year ended December 31, 2011. Income tax expense decreased primarily due to lower income in 2012 from the Company’s taxable subsidiaries.
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
Liquidity and Capital Resources
The Company utilizes funds from debt and equity offerings, borrowings under its Credit Facilities and net cash provided by operating activities for capital resources and liquidity. To date, the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the year ended December 31, 2013, the Company’s total capital expenditures, excluding acquisitions, were approximately $1.3 billion. For 2014, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $1.6 billion, including approximately $1.55 billion related to its oil and natural gas capital program and approximately $35 million related to its plant and pipeline capital. This estimate reflects amounts for the development of properties associated with acquisitions (see Note 2), is under continuous review and subject to ongoing adjustments. The Company expects to fund these capital expenditures primarily with net cash provided by operating activities and bank borrowings. However, at December 31, 2013, there was no remaining borrowing capacity available under the Berry Credit Facility.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

As the Company pursues growth, it continually monitors the capital resources available to meet future financial obligations and planned capital expenditures. The Company’s future success in growing reserves and production volumes will be highly dependent on the capital resources available and its success in drilling for or acquiring additional reserves. The Company actively reviews acquisition opportunities on an ongoing basis. If the Company were to make significant additional acquisitions for cash, it would need to borrow additional amounts under its Credit Facilities, if available, or obtain additional debt or equity financing. The Company’s Credit Facilities and indentures governing its senior notes impose certain restrictions on the Company’s ability to obtain additional debt financing. Based upon current expectations, the Company believes liquidity and capital resources will be sufficient to conduct its business and operations. For additional information about the risk that the Company may not have sufficient net cash provided by operating activities to maintain its distribution and other risk factors that could affect the Company, see Item 1A. “Risk Factors.”
Statements of Cash Flows
The following is a comparative cash flow summary:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash:
Provided by operating activities (1)	$1,166,212	$350,907	$518,706
Used in investing activities	(1,253,317)	(3,684,829)	(2,130,360)
Provided by financing activities	138,033	3,334,051	1,376,767
Net increase (decrease) in cash and cash equivalents	$50,928	$129	$(234,887)

(1)	The years ended December 31, 2012, and December 31, 2011, are net of payments made for commodity derivative premiums of approximately $583 million and $134 million, respectively.
Operating Activities
Cash provided by operating activities for the year ended December 31, 2013, was approximately $1.2 billion, compared to approximately $351 million for the year ended December 31, 2012. The increase was primarily due to no premiums paid for derivatives during the year ended December 31, 2013, compared to approximately $583 million in premiums paid during the year ended December 31, 2012. Lower premiums and higher revenues primarily due to increased production volumes were partially offset by higher expenses.
Cash provided by operating activities was approximately $351 million for the year ended December 31, 2012, compared to approximately $519 million for the year ended December 31, 2011. The decrease was primarily due to approximately $583 million in premiums paid for derivatives during the year ended December 31, 2012, compared to $134 million in premiums paid during the year ended December 31, 2011. Premiums paid for commodity derivatives increased primarily due to increased acquisition activity during the year ended December 31, 2012, as compared to the year ended December 31, 2011. Higher premiums and expenses were partially offset by higher revenues primarily due to increased production volumes.
During the years ended December 31, 2012 and 2011, premiums paid were for commodity derivative contracts that hedge future production. The Company hedges a substantial portion of its production to reduce exposure to fluctuations in the prices of oil and natural gas and provide long-term cash flow predictability to manage its business, service debt and pay distributions. The majority of the Company’s hedges are in the form of fixed price swaps, which are entered into on market terms and without cost. The Company’s ability to enter into swaps is governed by covenants under its Credit Facilities which limit the maximum percentage of forecasted future production that may be hedged using swaps to 80% for the current calendar year and the following four calendar years and 70% thereafter. In prior years, the Company has chosen to purchase put options, primarily in connection with acquisitions, to hedge certain volumes in excess of volumes already hedged with swaps to achieve greater downside commodity price protection. Put options require the payment of a premium, which the Company pays in cash at the time of execution and no additional amounts are payable in the future under the contracts.
When the Company evaluates new hedging plans, it considers a variety of factors, including general characteristics of the asset to be hedged, such as commodity type and expectations for production growth, general availability of a liquid market to enter into new hedges, volumes, prices and duration of swaps that comply with the Credit Facilities covenants, and attributes associated with put options, such as time value, volatility and premiums for various strike prices relative to swap reference

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

prices. Specifically, for acquisitions which it chose to hedge in part with put options, the Company typically set a budget of approximately 10% of the acquisition contract price to purchase put options covering associated production volumes for multiple years into the future.
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
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding, net of cash acquired	$(279,213)	$(2,640,475)	$(1,500,193)
Capital expenditures	(1,170,377)	(1,045,079)	(629,864)
Proceeds from sale of properties and equipment and other	196,273	725	(303)
	$(1,253,317)	$(3,684,829)	$(2,130,360)
The primary use of cash in investing activities is for capital spending, including acquisitions and the development of the Company’s oil and natural gas properties. The decrease was primarily due to one significant cash acquisition of properties in the Permian Basin region consummated during the year ended December 31, 2013, compared to a total of four cash acquisitions of properties in the Rockies, Hugoton Basin and East Texas regions during the year ended December 31, 2012. The amount reported for the year ended December 31, 2013, includes approximately $451 million of cash acquired in the Berry acquisition. See Note 2 for additional details of acquisitions. Capital expenditures increased primarily due to development activities of properties acquired in 2012 in the Hugoton Basin and Rockies regions, as well as capital additions for pipelines and supporting facilities in the Granite Wash formation. Proceeds from sale of properties and equipment and other for the year ended December 31, 2013, include approximately $218 million in net proceeds received for the sale of the Panther Operated Cleveland Properties in May 2013 (see Note 2).
Cash used in investing activities for the year ended December 31, 2011, primarily relates to acquisitions of properties in the Mid-Continent, Rockies and Permian Basin regions. See Note 2 for additional details of acquisitions. The year ended December 31, 2011, also includes a deposit of approximately $9 million returned to the Company by the other party to a purchase and sale agreement (“PSA”) terminated by the Company in 2010.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2013, was approximately $138 million compared to approximately $3.3 billion for the year ended December 31, 2012. The decrease in financing cash flow needs was primarily attributable to reduced cash acquisition activity during the year ended December 31, 2013. Cash provided by financing activities was approximately $1.4 billion for the year ended December 31, 2011.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Proceeds from borrowings:
LINN Credit Facility	$1,730,000	$3,640,000	$1,790,000
Term loan	500,000	—	—
Senior notes	—	1,799,802	744,240
	$2,230,000	$5,439,802	$2,534,240
Repayments of debt:
LINN Credit Facility	$(1,350,000)	$(3,400,000)	$(850,000)
Senior notes	(54,898)	—	(451,029)
	$(1,404,898)	$(3,400,000)	$(1,301,029)
Debt
In April 2013, the Company entered into a Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”), which provides for a revolving credit facility up to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount of $4.0 billion. The borrowing base remained unchanged at $4.5 billion and does not include any assets acquired in the Berry acquisition (see Note 2). The maturity date is April 2018. The amended and restated agreement is substantially similar to the previous LINN Credit Facility with revisions to permit the transactions related to the Berry acquisition and to designate Berry as an unrestricted subsidiary under the agreement. At January 31, 2014, the borrowing capacity under the LINN Credit Facility was approximately $2.3 billion, which includes a $5 million reduction in availability for outstanding letters of credit.
As of December 31, 2013, 2012 and 2011, the Company was in compliance with all financial and other covenants of its Credit Facilities. If an event of default would occur and were continuing, the Company would be unable to make borrowings and its financial condition and liquidity would be adversely affected. For information related to the Credit Facilities, see Note 6.
The Company depends, in part, on its Credit Facilities for future capital needs; however, at December 31, 2013, there was no remaining borrowing capacity available under the Berry Credit Facility. In addition, the Company has drawn on the LINN Credit Facility to fund or partially fund cash distribution payments. Absent such borrowings, the Company would have at times experienced a shortfall in cash available to pay the declared cash distribution amount. For additional information, see “Distribution Practices” below. If an event of default occurs and is continuing under the Credit Facilities, the Company would be unable to make borrowings to fund distributions. For additional information about this matter and other risk factors that could affect the Company, see Item 1A. “Risk Factors.”
On October 30, 2013, the Company entered into an amendment to the LINN Credit Facility, under which the Company entered into a $500 million senior secured term loan with certain participants in its lender group under the LINN Credit Facility. The term loan has a maturity date of April 2018, consistent with the maturity of the LINN Credit Facility, and incurs interest based on either LIBOR plus a margin of 2.5% per annum or the ABR plus a margin of 1.5% per annum, at the Company’s election. Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at LIBOR. The term loan may be repaid at the option of the Company without premium or penalty, subject to breakage costs. The proceeds of the term loan were used to partially fund the acquisition of certain oil and natural gas properties located in the Permian Basin.
In accordance with the provisions of the indentures related to the May 2017 Senior Notes and July 2018 Senior Notes, in June 2013 and July 2013, the Company redeemed the remaining outstanding principal amounts of approximately $41 million and $14 million, respectively.
In connection with the Berry acquisition, the Company assumed approximately $2.3 billion of Berry’s debt, consisting of a senior secured revolving credit facility, 10.25% senior notes due 2014, 6.75% senior notes due 2020 and 6.375% senior notes due 2022. For information related to Berry’s debt, see Note 6.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Berry’s $205 million in aggregate principal amount of 10.25% senior notes due June 2014 (the “Berry June 2014 Senior Notes”) matures on June 1, 2014. Therefore, the $205 million is classified as a current obligation on the Company’s consolidated balance sheet at December 31, 2013. While the Company has not yet determined how it will repay or refinance the Berry June 2014 Senior Notes, the Company may do so through various alternatives which it may pursue separately or in combination, including (i) issuing new debt or equity securities and (ii) borrowing under the LINN Credit Facility.
In December 2013, Berry entered into an amendment to its Second Amended and Restated Credit Agreement (“Berry Credit Facility”) primarily to conform certain terms in the Berry Credit Facility to like terms in the LINN Credit Facility. The maturity date of the Berry Credit Facility is May 2016. The Berry Credit Facility has a borrowing base of $1.4 billion, subject to lender commitments. At December 31, 2013, lender commitments under the facility were $1.2 billion and there was no remaining borrowing capacity available. In February 2014, Berry entered into an amendment to the Berry Credit Facility to amend the terms of certain financial covenants and reporting covenants.
Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value. The Company’s counterparties are current participants or affiliates of participants in its Credit Facilities or were participants or affiliates of participants in its Credit Facilities at the time it originally entered into the derivatives. The LINN Credit Facility is secured by LINN Energy’s oil, natural gas and NGL reserves and the Berry Credit Facility is secured by Berry’s oil, natural gas and NGL reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Issuance of Units for Berry Acquisition
On December 16, 2013, the Company completed the previously-announced transactions contemplated by the merger agreement under which LinnCo, an affiliate of LINN Energy, acquired all of the outstanding common shares of Berry and the contribution agreement between LinnCo and the Company, under which LinnCo contributed Berry to the Company in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares. Under the contribution agreement, LinnCo contributed Berry to LINN Energy in exchange for 93,756,674 newly issued LINN Energy units with a value of approximately $2.8 billion. See Note 2 for additional information.
LinnCo Initial Public Offering
In October 2012, LinnCo completed its initial public offering (the “LinnCo IPO”) of 34,787,500 common shares representing limited liability company interests to the public at a price of $36.50 per share ($34.858 per share, net of underwriting discount and structuring fee) for net proceeds of approximately $1.2 billion (after underwriting discount and structuring fee of approximately $57 million). The net proceeds LinnCo received from the offering were used to acquire 34,787,500 LINN Energy units which are equal to the number of LinnCo shares sold in the offering. The Company used the proceeds from the sale of the units to LinnCo to pay the expenses of the offering and repay a portion of the outstanding indebtedness under the LINN Credit Facility.
Public Offering of Units
In January 2012, the Company sold 19,550,000 units representing limited liability company interests at $35.95 per unit ($34.512 per unit, net of underwriting discount) for net proceeds of approximately $674 million (after underwriting discount and offering expenses of approximately $28 million). The Company used the net proceeds from the sale of these units to repay a portion of the indebtedness outstanding under the LINN Credit Facility.

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
In January 2012, the Company, under its equity distribution agreement, issued and sold 1,539,651 units representing limited liability company interests at an average unit price of $38.02 for proceeds of approximately $57 million (net of approximately $1 million in commissions). In connection with the issue and sale of these units, the Company also incurred professional service expenses of approximately $700,000. The Company used the net proceeds for general corporate purposes, including the repayment of a portion of the indebtedness outstanding under the LINN Credit Facility. At December 31, 2013, units equaling approximately $411 million in aggregate offering price remained available to be issued and sold under the agreement.
Distributions
Under the Company’s limited liability company agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions over the next four quarters. The following provides a summary of distributions paid by the Company during the year ended December 31, 2013:

Date Paid	Distributions Per Unit	Total Distributions
		(in millions)

December 2013	$0.2416	$57
November 2013	$0.2416	$57
October 2013	$0.2416	$57
September 2013	$0.2416	$57
August 2013	$0.2416	$57
July 2013	$0.2416	$57
May 2013	$0.725	$170
February 2013	$0.725	$171
In April 2013, the Company’s Board of Directors approved a change in its distribution policy that provides a distribution with respect to any quarter may be made, at the discretion of the Board of Directors, (i) within 45 days following the end of each quarter or (ii) in three equal installments within 15, 45 and 75 days following the end of each quarter. the first monthly distributions were paid in July 2013.
On January 2, 2014, the Company’s Board of Directors declared a cash distribution of $0.725 per unit with respect to the fourth quarter of 2013, to be paid in three equal monthly installments of $0.2416 per unit. The first monthly distribution with respect to the fourth quarter of 2013, totaling approximately $80 million, was paid on January 16, 2014, to unitholders of record as of the close of business on January 13, 2014, and the second monthly distribution, totaling approximately $80 million, was paid on February 13, 2014, to unitholders of record as of the close of business on February 10, 2014.
Contingencies
See Item 3. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Commitments and Contractual Obligations
The following summarizes, as of December 31, 2013, certain long-term contractual obligations that are reflected in the consolidated balance sheets and/or disclosed in the accompanying notes thereto:

	Payments Due
Contractual Obligations	Total	2014	2015 – 2016	2017 – 2018	2019 and Beyond
	(in thousands)
Long-term debt obligations:
Credit facilities	$2,733,175	$—	$1,173,175	$1,560,000	$—
Term loan	500,000	—	—	500,000	—
Senior notes	5,955,257	205,257	—	—	5,750,000
Interest (1)	2,943,502	494,520	949,729	872,878	626,375
Operating lease obligations:
Office, property and equipment leases	50,036	14,222	19,015	11,013	5,786
Other:
Commodity derivatives	32,825	28,176	4,649	—	—
Asset retirement obligations	289,321	12,616	11,759	12,246	252,700
Firm natural gas transportation contracts (2)	214,070	33,672	66,863	57,388	56,147
Purchase obligations and other (3)	15,560	10,967	4,593	—	—
	$12,733,746	$799,430	$2,229,783	$3,013,525	$6,691,008

(1)
Represents interest on the Berry Credit Facility computed at 2.67% through maturity in May 2016 and interest on the LINN Credit Facility and term loan computed at 1.92% and 2.67%, respectively, through maturities in April 2018. Interest on the Berry June 2014 Senior Notes, May 2019 Senior Notes, November 2019 Senior Notes, April 2020 Senior Notes, Berry November 2020 Senior Notes, February 2021 Senior Notes and Berry September 2022 Senior Notes, as defined in Note 6, computed at fixed rates of 10.25%, 6.50%, 6.25%, 8.625%, 6.75%, 7.75% and 6.375%, respectively.

(2)
In connection with the Berry acquisition, the Company assumed certain firm commitments to transport natural gas production to market and to transport natural gas for use in its cogeneration and conventional steam generation facilities. The remaining terms of these contracts range from one to nine years and require a minimum monthly charge regardless of whether the contracted capacity is used or not.

(3)	Primarily represents cogeneration facility management services and equipment purchase obligations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Capital Structure
The Company’s capitalization is presented below:

	December 31,
	2013	2012
	(in thousands)

Cash and cash equivalents	$52,171	$1,243

Berry Credit Facility	$1,173,175	$—
LINN Credit Facility	1,560,000	1,180,000
Term loan	500,000	—
Berry senior notes due June 2014, net	211,558	—
Senior notes due May 2017, net	—	39,399
Senior notes due July 2018, net	—	13,941
Senior notes due May 2019, net	745,796	745,172
Senior notes due November 2019, net	1,799,841	1,799,818
Senior notes due April 2020, net	1,276,768	1,274,169
Berry senior notes due November 2020, net	309,702	—
Senior notes due February 2021, net	986,650	985,318
Berry senior notes due September 2022, net	606,726	—
	9,170,216	6,037,817
Total unitholders’ capital	5,891,427	4,427,180
	$15,061,643	$10,464,997
Distribution Practices
The Company’s Board of Directors determines the appropriate level of distributions on a periodic basis in accordance with the provisions of the Company’s limited liability company agreement. Management considers the timing and size of planned capital expenditures and long-term views about expected results in determining the amount of its distributions. Capital spending and resulting production and net cash provided by operating activities do not typically occur evenly throughout the year due to a variety of factors which are difficult to predict, including rig availability, weather, well performance, the timing of completions and the commodity price environment. Consistent with practices common to publicly traded partnerships, the Company’s Board of Directors historically has not varied the distribution it declares period to period based on uneven net cash provided by operating activities. The Company’s Board of Directors reviews historical financial results and forecasts for future periods, including development activities, as well as considers the impact of significant acquisitions in making a determination to increase, decrease or maintain the current level of distribution. For example, in each of the years ended December 31, 2012, and December 31, 2011, following acquisitions and development activities during such years, the Company’s Board of Directors reviewed the excess net cash provided by operating activities after distributions and discretionary adjustments in then-current periods, as well as forecasts of expected future net cash provided by operating activities and determined to increase the distribution in each of those years. In 2013, the Company’s Board of Directors considered shortfalls in net cash provided by operating activities after distributions and discretionary adjustments as well as forecasts of expected future net cash provided by operating activities and decided to maintain the distribution at its current level. If shortfalls are sustained over time and forecasts demonstrate expectations for continued future shortfalls, the Company’s Board of Directors may determine to reduce, suspend or discontinue paying distributions. Please read “Risk Factors – If we are unable to fully offset declines in production and proved developed producing reserves from discretionary reductions for a portion of our oil and natural gas development costs, our net cash provided by operating activities could be reduced, which could adversely affect our ability to pay a distribution at the current level or at all” and “We may not have sufficient net cash provided by operating activities to pay our distribution at the current distribution level, or at all, and as a result, future distributions to our unitholders may be reduced or eliminated.”
The Company intends to fund interest expense, a portion of its oil and natural gas development costs and distributions to unitholders from net cash provided by operating activities. The Company funds premiums paid for derivatives, acquisitions and

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

other capital expenditures primarily with proceeds from debt or equity offerings, borrowings under its Credit Facilities or other external sources of funding. Although it is the Company’s practice to acquire or modify derivative instruments with external sources of funding, any cash settlements on derivatives are reported as operating cash flows and may be used to fund distributions. See below for details regarding the discretionary adjustments considered by the Company’s Board of Directors in assessing the appropriate distribution amount for each period, as well as the extent to which sources of funding have been sufficient for the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

Net cash provided by operating activities	$1,166,212	$350,907	$518,706
Distributions to unitholders	(682,241)	(596,935)	(466,488)
Excess (shortfall) of net cash provided by operating activities after distributions to unitholders	483,971	(246,028)	52,218
Discretionary adjustments considered by the Board of Directors:
Premiums paid for derivatives (1)	—	583,434	134,352
Cash settlements on canceled derivatives (2)	—	—	(26,752)
Cash recoveries of bankruptcy claim (3)	(11,222)	(21,503)	—
Cash received (paid) for acquisitions or divestitures – revenues less operating expenses (4)	7,144	80,502	57,966
Discretionary reductions for a portion of oil and natural gas development costs (5)	(476,507)	(362,430)	(167,281)
Provision for legal matters (6)	1,000	414	1,086
Changes in operating assets and liabilities and other, net (7)	(9,030)	47,951	72,147
Excess (shortfall) of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors (8)	$(4,644)	$82,340	$123,736

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
See below for total development of oil and natural gas properties as presented in the statements of cash flows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

Total development of oil and natural gas properties	$1,078,025	$984,530	$574,635
See below for disclosure for the last three years regarding (i) discretionary reductions for a portion of oil and natural gas development costs and (ii) the portion of reserves estimated to be converted from non-producing to producing status through the capital expenditures that are discretionary reductions for a portion of oil and natural gas development costs.

	Year Ended December 31,
	2013	2012	2011

Discretionary reductions for a portion of oil and natural gas development costs (in thousands) (a)	$476,507	$362,430	$167,281
Portion of non-producing reserves estimated to be converted to producing status through discretionary reductions (Bcfe) (b)	313	265	120

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

(8)
Represents the excess (shortfall) of net operating cash flow after distributions to unitholders and discretionary adjustments. Any excess was retained by the Company for future operations, future capital expenditures, future debt service or other future obligations. Any shortfall was funded with cash on hand and/or borrowings under the LINN Credit Facility.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

A summary of the significant sources and uses of funding for the respective periods is presented below:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

Net cash provided by operating activities	$1,166,212	$350,907	$518,706
Distributions to unitholders	(682,241)	(596,935)	(466,488)
Excess (shortfall) of net cash provided by operating activities after distributions to unitholders	483,971	(246,028)	52,218
Plus (less):
Net cash provided by financing activities (excluding distributions to unitholders)	820,274	3,930,986	1,843,255
Acquisition of oil and natural gas properties and joint-venture funding, net of cash acquired	(279,213)	(2,640,475)	(1,500,193)
Development of oil and natural gas properties	(1,078,025)	(984,530)	(574,635)
Purchases of other property and equipment	(92,352)	(60,549)	(55,229)
Proceeds from sale of properties and equipment and other	196,273	725	(303)
Net increase (decrease) in cash and cash equivalents	$50,928	$129	$(234,887)

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
Oil and Natural Gas Reserves
Proved reserves are based on the quantities of oil, natural gas and NGL that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. The independent engineering firm, DeGolyer and MacNaughton, prepared a reserve and economic evaluation of all of the Company properties on a well-by-well basis as of December 31, 2013, and the reserve estimates reported herein were prepared by DeGolyer and MacNaughton. The reserve estimates were reviewed and approved by the Company’s senior engineering staff and management, with final approval by its Executive Vice President and Chief Operating Officer.
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
The Company evaluates the impairment of its proved oil and natural gas properties on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of proved properties are reduced to fair value when the expected undiscounted future cash flows are less than net book value. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company’s estimated cash flows are the product of a process that begins with New York Mercantile Exchange (“NYMEX”) forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Company management believes will impact realizable prices. Costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization unless doing so significantly affects the unit-of-production amortization rate, in which case a gain or loss is recognized currently. Gains or losses from the disposal of other properties are recognized currently. Expenditures for maintenance and repairs necessary to maintain properties in operating condition are expensed as incurred. Estimated dismantlement and abandonment costs are capitalized, net of salvage, at their estimated net present value and amortized on a unit-of-production basis over the remaining life of the related proved developed reserves. The Company capitalizes interest on borrowed funds related to its share of costs associated with the drilling and completion of new oil and natural gas wells. Interest is capitalized only during the periods in which these assets are brought to their intended use. The Company capitalized interest costs of approximately $2 million for each of the years ended December 31, 2013, December 31, 2012, and December 31, 2011.
Impairment of Proved Properties
Based on the analysis described above, for the year ended December 31, 2013, the Company recorded a noncash impairment charge, before and after tax, of approximately $791 million associated with proved oil and natural gas properties in the Granite Wash formation related to asset performance resulting in reserve revisions and a decline in commodity prices. For the year ended December 31, 2012, the Company recorded a noncash impairment charge, before and after tax, of approximately $422 million associated with proved oil and natural gas properties in the Mississippi Shelf and Mayfield related to the SEC five-year development limitation on PUDs and a decline in commodity prices. The Company recorded no impairment charge for the year ended December 31, 2011. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The charges are included in “impairment of long-lived assets” on the consolidated statements of operations.
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
Exploration Costs
Geological and geophysical costs, delay rentals, amortization and impairment of unproved leasehold costs and costs to drill exploratory wells that do not find proved reserves are expensed as exploration costs. The costs of any exploratory wells are carried as an asset if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well and as long as the Company is making sufficient progress towards assessing the reserves and the economic and operating viability of the project. The Company recorded noncash leasehold impairment expenses related to unproved properties of approximately $5 million for the year ended December 31, 2013, and approximately $2 million for the years ended December 31, 2012, and December 31, 2011, which are included in “exploration costs” on the consolidated statements of operations.
Revenue Recognition
Sales of oil, natural gas and NGL are recognized when the product has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser upon delivery, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable.
The Company has elected the entitlements method to account for natural gas production imbalances. Imbalances occur when the Company sells more or less than its entitled ownership percentage of total natural gas production. In accordance with the entitlements method, any amount received in excess of the Company’s share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable. At December 31, 2013, and December 31, 2012, the Company had natural gas production imbalance receivables of approximately $27 million and $28 million, respectively, which are included in “accounts receivable – trade, net” on the consolidated balance sheets and natural gas production imbalance payables of approximately $16 million and $18 million, respectively, which are included in “accounts payable and accrued expenses” on the consolidated balance sheets.
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
Derivative Instruments
The Company uses derivative financial instruments to reduce exposure to fluctuations in the prices of oil and natural gas. By removing a significant portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. These transactions are primarily in the form of swap contracts and put options. A swap contract specifies a fixed price that the Company will receive from the counterparty as compared to floating market prices, and on the settlement date the Company will receive or pay the difference between the swap price and the market price. A put option requires the Company to pay the counterparty a premium equal to the fair value of the option at the purchase date and receive from the counterparty the excess, if any, of the fixed price floor over the market price at the settlement date. In addition, the Company may from time to time enter into derivative contracts in the form of interest rate swaps to minimize the effects of fluctuations in interest rates. At December 31, 2013, the Company had no outstanding derivative contracts in the form of interest rate swaps.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

As part of the Berry acquisition (see Note 2), the Company assumed certain derivative contracts that Berry had entered into prior to the acquisition date, including swap contracts, collars and three-way collars. Collar contracts specify floor and ceiling prices to be received as compared to floating market prices. Three-way collar contracts combine a short put (the lower price), a long put (the middle price) and a short call (the higher price) to provide a higher ceiling price as compared to a regular collar and limit downside risk to the market price plus the difference between the middle price and the lower price if the market price drops below the lower price.
Derivative instruments (including certain derivative instruments embedded in other contracts that require bifurcation) are recorded at fair value and included on the consolidated balance sheets as assets or liabilities. The Company did not designate these contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings. The Company uses certain pricing models to determine the fair value of its derivative financial instruments. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. See Note 7 and Note 8 for additional details about the Company’s derivative financial instruments. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for sensitivity analysis regarding the Company’s derivative financial instruments.
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
Unit-Based Compensation
The Company recognizes expense for unit-based compensation over the requisite service period in an amount equal to the fair value of unit-based awards granted to employees and nonemployee directors. See Note 1 and Note 5 for additional details about the Company’s accounting for unit-based compensation.
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
The following should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The reference to a “Note” herein refers to the accompanying Notes to Consolidated Financial Statements contained in Item 8. “Financial Statements and Supplementary Data.”
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
As part of the acquisition of Berry Petroleum Company (“Berry”) (see Note 2), the Company assumed certain derivative contracts that Berry had entered into prior to the acquisition date, including swap contracts, collars and three-way collars. Collar contracts specify floor and ceiling prices to be received as compared to floating market prices. Three-way collar contracts combine a short put (the lower price), a long put (the middle price) and a short call (the higher price) to provide a higher ceiling price as compared to a regular collar and limit downside risk to the market price plus the difference between the middle price and the lower price if the market price drops below the lower price.
At December 31, 2013, the fair value of fixed price swaps, put option contracts, collars and three-way collars was a net asset of approximately $751 million. A 10% increase in the index oil and natural gas prices above December 31, 2013, prices would result in a net liability of approximately $15 million, which represents a decrease in the fair value of approximately $766 million; conversely, a 10% decrease in the index oil and natural gas prices below December 31, 2013, prices would result in a net asset of approximately $1.5 billion, which represents an increase in the fair value of approximately $781 million.
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
The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets.
The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts will likely differ from those estimated at December 31, 2013, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.
The Company cannot be assured that its counterparties will be able to perform under its derivative contracts. If a counterparty fails to perform and the derivative arrangement is terminated, the Company’s cash flow and ability to pay distributions could be impacted.
Interest Rate Risk
At December 31, 2013, the Company had long-term debt outstanding under its Credit Facilities and term loan of approximately $3.2 billion, which incurred interest at floating rates (see Note 6). A 1% increase in the London Interbank Offered Rate (“LIBOR”) would result in an estimated $32 million increase in annual interest expense.
At December 31, 2012, the Company had long-term debt outstanding under the LINN Credit Facility of approximately $1.2 billion, which incurred interest at floating rates (see Note 6). A 1% increase in the LIBOR would result in an estimated $12 million increase in annual interest expense.
Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value on a recurring basis (see Note 8). The fair value of these derivative financial instruments includes the impact of assumed credit risk adjustments, which are based on the Company’s and counterparties’ published credit ratings, public bond yield spreads and credit default swap spreads, as applicable.

At December 31, 2013, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 1.21%. A 1% increase in the average public bond yield spread would result in an estimated $188,000 increase in net income for the year ended December 31, 2013. At December 31, 2013, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 2.68%. A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $16 million decrease in net income for the year ended December 31, 2013.
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
As of December 31, 2013, our management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria. The Company acquired Berry Petroleum Company (“Berry”) in December 2013. Berry is a wholly owned subsidiary of the Company, and Berry’s internal control over financial reporting associated with total assets of approximately $5.1 billion and total revenues of approximately $47 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2013, is excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which is included herein.
/s/ Linn Energy, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Unitholders
Linn Energy, LLC:
We have audited the accompanying consolidated balance sheets of Linn Energy, LLC and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, unitholders’ capital, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Linn Energy, LLC and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Linn Energy, LLC’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Houston, Texas
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Unitholders
Linn Energy, LLC:
We have audited Linn Energy, LLC’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Linn Energy, LLC’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Linn Energy, LLC maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control–Integrated Framework (1992) by the Committee of Sponsoring Organizations of the Treadway Commission.
Linn Energy, LLC acquired Berry Petroleum Company (Berry) during 2013 and management excluded from its assessment of the effectiveness of Linn Energy, LLC’s internal control over financial reporting as of December 31, 2013, Berry’s internal control over financial reporting associated with total assets of approximately $5.1 billion and total revenues of approximately $47 million included in the consolidated financial statements of Linn Energy, LLC and subsidiaries as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of Linn Energy, LLC also excluded an evaluation of the internal control over financial reporting of Berry.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Linn Energy, LLC and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, unitholders’ capital, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014, expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP

Houston, Texas
February 27, 2014

LINN ENERGY, LLC
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$52,171	$1,243
Accounts receivable – trade, net	488,202	371,333
Derivative instruments	176,130	350,695
Other current assets	99,437	88,157
Total current assets	815,940	811,428

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	17,888,559	11,611,330
Less accumulated depletion and amortization	(3,546,284)	(2,025,656)
	14,342,275	9,585,674

Other property and equipment	647,882	469,188
Less accumulated depreciation	(110,939)	(73,721)
	536,943	395,467

Derivative instruments	682,002	530,216
Other noncurrent assets	127,804	128,453
	809,806	658,669
Total noncurrent assets	15,689,024	10,639,810
Total assets	$16,504,964	$11,451,238

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$849,624	$707,861
Derivative instruments	28,176	26
Other accrued liabilities	163,375	115,245
Current portion of long-term debt	211,558	—
Total current liabilities	1,252,733	823,132

Noncurrent liabilities:
Credit facilities	2,733,175	1,180,000
Term loan	500,000	—
Senior notes, net	5,725,483	4,857,817
Derivative instruments	4,649	4,114
Other noncurrent liabilities	397,497	158,995
Total noncurrent liabilities	9,360,804	6,200,926

Commitments and contingencies (Note 11)

Unitholders’ capital:
329,661,161 units and 234,513,243 units issued and outstanding at December 31, 2013, and December 31, 2012, respectively	6,291,824	4,136,240
Accumulated income (deficit)	(400,397)	290,940
	5,891,427	4,427,180
Total liabilities and unitholders’ capital	$16,504,964	$11,451,238
The accompanying notes are an integral part of these consolidated financial statements.

LINN ENERGY, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$2,073,240	$1,601,180	$1,162,037
Gains on oil and natural gas derivatives	177,857	124,762	449,940
Marketing revenues	54,171	37,393	5,868
Other revenues	26,387	10,905	4,609
	2,331,655	1,774,240	1,622,454
Expenses:
Lease operating expenses	372,523	317,699	232,619
Transportation expenses	128,440	77,322	28,358
Marketing expenses	37,892	31,821	3,681
General and administrative expenses	236,271	173,206	133,272
Exploration costs	5,251	1,915	2,390
Depreciation, depletion and amortization	829,311	606,150	334,084
Impairment of long-lived assets	828,317	422,499	—
Taxes, other than income taxes	138,631	131,679	78,522
Losses on sale of assets and other, net	13,637	1,539	3,494
	2,590,273	1,763,830	816,420
Other income and (expenses):
Interest expense, net of amounts capitalized	(421,137)	(379,937)	(259,725)
Loss on extinguishment of debt	(5,304)	—	(94,612)
Other, net	(8,477)	(14,299)	(7,792)
	(434,918)	(394,236)	(362,129)
Income (loss) before income taxes	(693,536)	(383,826)	443,905
Income tax expense (benefit)	(2,199)	2,790	5,466
Net income (loss)	$(691,337)	$(386,616)	$438,439

Net income (loss) per unit:
Basic	$(2.94)	$(1.92)	$2.52
Diluted	$(2.94)	$(1.92)	$2.51
Weighted average units outstanding:
Basic	237,544	203,775	172,004
Diluted	237,544	203,775	172,729

Distributions declared per unit	$2.90	$2.87	$2.70
The accompanying notes are an integral part of these consolidated financial statements.

LINN ENERGY, LLC
CONSOLIDATED STATEMENTS OF UNITHOLDERS’ CAPITAL

	Units	Unitholders’ Capital	Accumulated Income (Deficit)	Treasury Units (at Cost)	Total Unitholders’ Capital
	(in thousands)

December 31, 2010	159,010	$2,549,099	$239,117	$—	$2,788,216
Sale of units, net of underwriting discounts and expenses of $27,427	17,514	651,522	—	—	651,522
Issuance of units	1,371	7,446	—	—	7,446
Cancellation of units	(530)	(17,352)	—	17,352	—
Purchase of units		—	—	(17,352)	(17,352)
Distributions to unitholders		(466,488)	—	—	(466,488)
Unit-based compensation expenses		22,243	—	—	22,243
Reclassification of distributions paid on forfeited restricted units		79	—	—	79
Excess tax benefit from unit-based compensation		4,805	—	—	4,805
Net income		—	438,439	—	438,439
December 31, 2011	177,365	2,751,354	677,556	—	3,428,910
Sale of units, net of underwriting discounts and expenses of $32,044	55,877	1,942,045	—	—	1,942,045
Issuance of units	1,271	7,061	—	—	7,061
Distributions to unitholders		(596,935)	—	—	(596,935)
Unit-based compensation expenses		29,533	—	—	29,533
Reclassification of distributions paid on forfeited restricted units		92	—	—	92
Excess tax benefit from unit-based compensation		3,090	—	—	3,090
Net loss		—	(386,616)	—	(386,616)
December 31, 2012	234,513	4,136,240	290,940	—	4,427,180
Issuance of units	95,148	2,783,907	—	—	2,783,907
Distributions to unitholders		(682,241)	—	—	(682,241)
Unit-based compensation expenses		42,703	—	—	42,703
Reclassification of distributions paid on forfeited restricted units		176	—	—	176
Excess tax benefit from unit-based compensation		160	—	—	160
Deferred tax on capital contribution		10,879	—	—	10,879
Net loss		—	(691,337)	—	(691,337)
December 31, 2013	329,661	$6,291,824	$(400,397)	$—	$5,891,427
The accompanying notes are an integral part of these consolidated financial statements.

LINN ENERGY, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(691,337)	$(386,616)	$438,439
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	829,311	606,150	334,084
Impairment of long-lived assets	828,317	422,499	—
Unit-based compensation expenses	42,703	29,533	22,243
Loss on extinguishment of debt	5,304	—	94,612
Amortization and write-off of deferred financing fees	21,507	25,598	21,526
Losses on sale of assets and other, net	37,232	92	2,021
Deferred income tax	(2,541)	(360)	310
Derivatives activities:
Total gains	(177,857)	(124,762)	(449,940)
Cash settlements	248,862	390,765	237,134
Cash settlements on canceled derivatives	—	—	26,752
Premiums paid for derivatives	—	(583,434)	(134,352)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	89,188	(77,573)	(191,338)
(Increase) decrease in other assets	16,179	(5,451)	(2,951)
Increase (decrease) in accounts payable and accrued expenses	(76,993)	26,372	129,499
Increase (decrease) in other liabilities	(3,663)	28,094	(9,333)
Net cash provided by operating activities	1,166,212	350,907	518,706

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding, net of cash acquired	(279,213)	(2,640,475)	(1,500,193)
Development of oil and natural gas properties	(1,078,025)	(984,530)	(574,635)
Purchases of other property and equipment	(92,352)	(60,549)	(55,229)
Proceeds from sale of properties and equipment and other	196,273	725	(303)
Net cash used in investing activities	(1,253,317)	(3,684,829)	(2,130,360)

Cash flow from financing activities:
Proceeds from sale of units	—	1,973,989	678,949
Proceeds from borrowings	2,230,000	5,439,802	2,534,240
Repayments of debt	(1,404,898)	(3,400,000)	(1,301,029)
Distributions to unitholders	(682,241)	(596,935)	(466,488)
Financing fees, offering expenses and other, net	(4,988)	(85,895)	(56,358)
Excess tax benefit from unit-based compensation	160	3,090	4,805
Purchase of units	—	—	(17,352)
Net cash provided by financing activities	138,033	3,334,051	1,376,767

Net increase (decrease) in cash and cash equivalents	50,928	129	(234,887)
Cash and cash equivalents:
Beginning	1,243	1,114	236,001
Ending	$52,171	$1,243	$1,114
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
The Company’s properties are located in the United States (“U.S.”). In connection with the Company’s acquisition of Berry Petroleum Company (“Berry”) in December 2013 (see Note 2), the Company combined the properties in its Green River Basin and Williston/Powder River Basin regions and added the Uinta Basin and Piceance Basin properties acquired in the Berry acquisition and included all of these properties in the new Rockies region. As a result, the Company currently has seven operating regions in the U.S.: Rockies, which includes properties located in Wyoming (Green River Basin and Powder River Basin), Utah (Uinta Basin), North Dakota (Williston Basin) and Colorado (Piceance Basin); Mid-Continent, which includes properties in Oklahoma, Louisiana and the eastern portion of the Texas Panhandle (including the Granite Wash and Cleveland horizontal plays); Hugoton Basin, which includes properties located primarily in Kansas and the Shallow Texas Panhandle; California, which includes properties in the San Joaquin Valley Basin and the Los Angeles Basin; Permian Basin, which includes areas in west Texas and southeast New Mexico; Michigan/Illinois, which includes the Antrim Shale formation in the northern part of Michigan and oil properties in southern Illinois; and East Texas, which includes properties located in east Texas.
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

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
Accounts Receivable – Trade, Net
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and national economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is remote. The balance in the Company’s allowance for doubtful accounts related to trade accounts receivable was approximately $1 million at December 31, 2013, and approximately $450,000 at December 31, 2012.
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
The Company evaluates the impairment of its proved oil and natural gas properties on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of proved properties are reduced to fair value when the expected undiscounted future cash flows are less than net book value. The fair values of proved properties are measured using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. The underlying commodity prices embedded in the Company’s estimated cash flows are the product of a process that begins with New York Mercantile Exchange (“NYMEX”) forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Company management believes will impact realizable prices. Costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization unless doing so significantly affects the unit-of-production amortization rate, in which case a gain or loss is recognized currently. Gains or losses from the disposal of other properties are recognized currently. Expenditures for maintenance and repairs necessary to maintain properties in operating condition are expensed as incurred. Estimated dismantlement and abandonment costs are capitalized, net of salvage, at their estimated net present value and amortized on a unit-of-production basis over the remaining life of the related proved developed reserves. The Company capitalizes interest on borrowed funds related to its share of costs associated with the drilling and completion of new oil and natural gas wells. Interest is capitalized only during the periods in which these assets are brought to their intended use. The Company capitalized interest costs of approximately $2 million for each of the years ended December 31, 2013, December 31, 2012, and December 31, 2011.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Impairment of Proved Properties
Based on the analysis described above, for the year ended December 31, 2013, the Company recorded a noncash impairment charge, before and after tax, of approximately $791 million associated with proved oil and natural gas properties in the Granite Wash formation related to asset performance resulting in reserve revisions and a decline in commodity prices. For the year ended December 31, 2012, the Company recorded a noncash impairment charge, before and after tax, of approximately $422 million associated with proved oil and natural gas properties in the Mississippi Shelf and Mayfield related to the SEC five-year development limitation on PUDs and a decline in commodity prices. The Company recorded no impairment charge for the year ended December 31, 2011. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The charges are included in “impairment of long-lived assets” on the consolidated statements of operations.
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
Exploration Costs
Geological and geophysical costs, delay rentals, amortization and impairment of unproved leasehold costs and costs to drill exploratory wells that do not find proved reserves are expensed as exploration costs. The costs of any exploratory wells are carried as an asset if the well finds a sufficient quantity of reserves to justify its capitalization as a producing well and as long as the Company is making sufficient progress towards assessing the reserves and the economic and operating viability of the project. The Company recorded noncash leasehold impairment expenses related to unproved properties of approximately $5 million for the year ended December 31, 2013, and approximately $2 million for the years ended December 31, 2012, and December 31, 2011, which are included in “exploration costs” on the consolidated statements of operations.
Other Property and Equipment
Other property and equipment includes natural gas gathering systems, pipelines, buildings, software, data processing and telecommunications equipment, office furniture and equipment, and other fixed assets. These assets are recorded at cost and are depreciated using the straight-line method based on expected lives ranging from three to 39 years for the individual asset or group of assets.
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
The Company has elected the entitlements method to account for natural gas production imbalances. Imbalances occur when the Company sells more or less than its entitled ownership percentage of total natural gas production. In accordance with the entitlements method, any amount received in excess of the Company’s share is treated as a liability. If the Company receives less than its entitled share, the underproduction is recorded as a receivable. At December 31, 2013, and December 31, 2012, the Company had natural gas production imbalance receivables of approximately $27 million and $28 million, respectively,

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

which are included in “accounts receivable – trade, net” on the consolidated balance sheets and natural gas production imbalance payables of approximately $16 million and $18 million, respectively, which are included in “accounts payable and accrued expenses” on the consolidated balance sheets.
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
Restricted Cash
Restricted cash of approximately $6 million and $5 million is included in “other noncurrent assets” on the consolidated balance sheets at December 31, 2013, and December 31, 2012, respectively, and primarily represents cash the Company has deposited into a separate account and designated for asset retirement obligations in accordance with contractual agreements.
Derivative Instruments
The Company uses derivative financial instruments to reduce exposure to fluctuations in the prices of oil and natural gas. By removing a significant portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in cash flow from operations due to fluctuations in commodity prices. These transactions are primarily in the form of swap contracts and put options. In addition, the Company may from time to time enter into derivative contracts in the form of interest rate swaps to minimize the effects of fluctuations in interest rates. At December 31, 2013, the Company had no outstanding interest rate swap agreements.
As part of the Berry acquisition (see Note 2), the Company assumed certain derivative contracts that Berry had entered into prior to the acquisition date, including swap contracts, collars and three-way collars. Collar contracts specify floor and ceiling prices to be received as compared to floating market prices. Three-way collar contracts combine a short put (the lower price), a long put (the middle price) and a short call (the higher price) to provide a higher ceiling price as compared to a regular collar and limit downside risk to the market price plus the difference between the middle price and the lower price if the market price drops below the lower price.
Derivative instruments (including certain derivative instruments embedded in other contracts that require bifurcation) are recorded at fair value and included on the consolidated balance sheets as assets or liabilities. The Company did not designate these contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings. The Company uses certain pricing models to determine the fair value of its derivative financial instruments. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. See Note 7 and Note 8 for additional details about the Company’s derivative financial instruments.
Unit-Based Compensation
The Company recognizes expense for unit-based compensation over the requisite service period in an amount equal to the fair value of unit-based awards granted to employees and nonemployee directors. The fair value of unit-based awards, excluding liability awards, is computed at the date of grant and is not remeasured. The fair value of liability awards is remeasured at each reporting date through the settlement date with the change in fair value recognized as compensation expense over that period. The Company currently does not have any awards accounted for as liability awards.
The Company has made a policy decision to recognize compensation expense for service-based awards on a straight-line basis over the requisite service period for the entire award. See Note 5 for additional details about the Company’s accounting for unit-based compensation.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The benefit of tax deductions in excess of recognized compensation costs is required to be reported as financing cash flow rather than operating cash flow. This requirement reduces net operating cash flow and increases net financing cash flow in periods in which such tax benefit exists. The amount of the Company’s excess tax benefit is also reported in “excess tax benefit from unit-based compensation” on the consolidated statements of unitholders’ capital.
Deferred Financing Fees
The Company incurred legal and bank fees related to the issuance of debt. At December 31, 2013, and December 31, 2012, net deferred financing fees of approximately $114 million are included in “other noncurrent assets” on the consolidated balance sheets. These debt issuance costs are amortized over the life of the debt agreement. Upon early retirement or amendment to the debt agreement, certain fees are written off to expense. For the years ended December 31, 2013, December 31, 2012, and December 31, 2011, amortization expense of approximately $18 million, $13 million and $16 million, respectively, is included in “interest expense, net of amounts capitalized.” For the years ended December 31, 2012, and December 31, 2011, approximately $8 million and $1 million, respectively, were written off to “other, net” on the consolidated statements of operations related to amendments of the LINN Credit Facility (as defined in Note 6). No fees related to amendments of the Credit Facilities (as defined in Note 6) were written off and charged to expense during the year ended December 31, 2013.
Fair Value of Financial Instruments
The carrying values of the Company’s receivables, payables and Credit Facilities are estimated to be substantially the same as their fair values at December 31, 2013, and December 31, 2012. See Note 6 for fair value disclosures related to the Company’s other outstanding debt. As noted above, the Company carries its derivative financial instruments at fair value. See Note 8 for details about the fair value of the Company’s derivative financial instruments.
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
Limited liability companies are subject to Texas margin tax and were also subject to state income taxes in the state of Michigan during 2011. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes, which are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 14 for detail of amounts recorded in the consolidated financial statements.
Note 2 – Acquisitions, Joint-Venture Funding and Divestiture
Berry Acquisition
On December 16, 2013, the Company completed the previously-announced transactions contemplated by the merger agreement between the Company, LinnCo, LLC (“LinnCo”), an affiliate of LINN Energy, and Berry under which LinnCo acquired all of the outstanding common shares of Berry and the contribution agreement between LinnCo and the Company, under which LinnCo contributed Berry to the Company in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares. Under the contribution agreement, LinnCo contributed Berry to LINN Energy in exchange for 93,756,674 newly issued LINN Energy units, after which Berry became an indirect wholly owned subsidiary of

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

LINN Energy. The transaction has a preliminary value of approximately $4.6 billion, including the assumption of approximately $2.3 billion of Berry’s debt and net of cash acquired of approximately $451 million.
Berry’s principal reserves and producing properties are located in California (San Joaquin Valley Basin and Los Angeles Basin), Texas (Permian Basin and east Texas), Utah (Uinta Basin) and Colorado (Piceance Basin). The acquisition included approximately 1,408 Bcfe of proved reserves as of the acquisition date and had average daily production of approximately 267 MMcfe/d since the acquisition date. At December 31, 2013, Berry had approximately 3,400 gross productive wells and more than 200,000 net acres.
This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated fair values on the acquisition date, while transaction and integration costs associated with the acquisitions were expensed as incurred. The initial accounting for the business combination is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition date. The results of operations of the acquisition have been included in the consolidated financial statements since the acquisition date.
The purchase price is as follows (in thousands, except units and closing unit price):

LINN Energy units issued to LinnCo for LinnCo common shares issued	93,756,674
Closing price of LINN Energy units on December 16, 2013	$29.47
LINN Energy unit consideration	$2,763,009
Employee unit-based awards	$18,879
Total purchase price	$2,781,888
The following presents the values assigned to the net assets acquired as of the acquisition date (in thousands):

Assets:
Cash	$451,113
Current	249,564
Noncurrent	97,202
Oil and natural gas properties	4,791,394
Total assets acquired	5,589,273

Liabilities:
Current	310,105
Noncurrent	100,809
Asset retirement obligations, current and noncurrent	94,612
Long-term debt, including current portion	2,301,859
Total liabilities assumed	2,807,385

Net assets acquired	$2,781,888
Current assets include receivables of approximately $194 million and derivative instruments of approximately $14 million. Noncurrent assets include derivative instruments of approximately $6 million and other property and equipment of approximately $83 million. Current liabilities include payables of approximately $272 million and out-of-market natural gas transportation contracts of approximately $19 million. Noncurrent liabilities include out-of-market natural gas transportation contracts of approximately $88 million.
The fair value measurements of derivative instruments assumed were determined utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis, and represent Level 2 inputs. The fair value measurements of

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

long-term debt were estimated based on prices quoted from third-party financial institutions and also represent Level 2 inputs.
The fair value measurements of certain other assets acquired and liabilities assumed are based on inputs that are not observable in the market and therefore represent Level 3 inputs. The fair value measurements of natural gas transportation contracts and operating leases assumed were determined utilizing a form of the income approach using Level 3 inputs which measures the contract relative to a replacement contract or the current market. Contracts with favorable fair values compared to the original contract terms were recorded in “other current assets” and “other noncurrent assets” and contracts with unfavorable fair values compared to the original contract terms were recorded in “accounts payable and accrued expenses” and “other noncurrent liabilities” on the consolidated balance sheet. The fair values of oil and natural gas properties and asset retirement obligations were measured using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation of oil and natural gas properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; (iv) estimated future cash flows; and (v) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.
The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the years ended December 31, 2013, and December 31, 2012, assuming the Berry acquisition and the 2012 acquisitions from BP America Production Company (“BP”) (see below) had been completed as of January 1, 2012, including adjustments to reflect the values assigned to the net assets acquired. The pro forma financial information has been prepared for informational purposes only and does not purport to represent what the actual results of operations would have been had the transactions been completed as of the date assumed, nor is this information necessarily indicative of future consolidated results of operations. The pro forma financial information does not give effect to the costs of any integration activities or benefits that may result from the realization of future cost savings from operating efficiencies, or any other synergies that may result from the transactions and changes in commodity and share prices.

	Year Ended December 31,
	2013	2012
	(in thousands, except per unit amounts)

Total revenues and other	$3,443,246	$2,989,410
Total operating expenses	$3,366,987	$2,572,921
Net income (loss)	$(445,965)	$(131,313)

Net income (loss) per unit:
Basic	$(1.36)	$(0.46)
Diluted	$(1.36)	$(0.46)
The pro forma condensed combined statements of operations include adjustments to:

•	Include the results of Berry and the 2012 acquisitions from BP for all periods presented.

•
Reflect certain derivative transactions, consisting of WTI swaps and Brent-WTI basis swaps, Berry entered into at the Company’s request with respect to Berry’s production following the execution of the merger agreement.

•
Reflect incremental depreciation, depletion and amortization expense, using the units-of-production method, related to oil and natural gas properties acquired and using an estimated useful life of 20 years for other property and equipment.

•	Reflect accretion expense related to asset retirement obligations on oil and natural gas properties acquired.

•
Reflect a reduction in interest expense related to the amortization of the adjustment to fair value of Berry’s debt using the effective interest method, and an increase in interest expense related to the incremental debt incurred to fund the purchase prices of the 2012 acquisitions from BP.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

•
Exclude transaction costs included in the historical statement of operations for the year ended December 31, 2013, as they reflect non-recurring charges not expected to have a continuing impact on the combined results.

•	Reflect 93.8 million LINN Energy units assumed to be issued in conjunction with the transaction on January 1, 2012.
For the year ended December 31, 2013, in connection with the Berry acquisition, the Company incurred acquisition-related transaction and integration costs of approximately $48 million, including approximately $18 million in employee severance and unit-based compensation.
Joint-Venture Funding
For the year ended December 31, 2013, the Company paid approximately $173 million, including interest, towards the future funding commitment related to the joint-venture agreement (“JV Agreement”) it entered into with an affiliate of Anadarko Petroleum Corporation (“Anadarko”) in April 2012. From inception of the agreement through December 31, 2013, the Company has funded approximately $375 million towards the total commitment of $400 million.
Other Acquisitions – 2013
On October 31, 2013, the Company completed the acquisition of certain oil and natural gas properties located in the Permian Basin. The Company paid approximately $528 million in total consideration for these properties. The transaction was financed with proceeds from a $500 million senior secured term loan with certain participants in its lender group and borrowings under the LINN Credit Facility. The term loan has a maturity date of April 2018, consistent with the maturity of the LINN Credit Facility.
The following presents the values assigned to the net assets acquired in the Permian Basin acquisition as of the acquisition date (in thousands):

Assets:
Current	$1,124
Noncurrent	10
Oil and natural gas properties	531,335
Total assets acquired	532,469

Liabilities:
Current	1,808
Asset retirement obligations, current and noncurrent	2,775
Total liabilities assumed	4,583

Net assets acquired	$527,886
Current assets include inventory and noncurrent assets include other property and equipment. Current liabilities include payables.
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
During 2013, the Company also completed other smaller acquisitions of oil and natural gas properties located in its various operating regions. The Company, in the aggregate, paid approximately $40 million in total consideration for these properties.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

All acquisitions were accounted for under the acquisition method of accounting. Accordingly, the Company conducted assessments of the net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated fair values on the acquisition date, while transaction and integration costs associated with the acquisitions were expensed as incurred. The initial accounting for the business combinations is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition dates. The results of operations of all acquisitions have been included in the consolidated financial statements since the acquisition dates.
Divestiture
On May 31, 2013, the Company, through one of its wholly owned subsidiaries, together with the Company’s partners, Panther Energy, LLC and Red Willow Mid-Continent, LLC, completed the sale of its interests in certain oil and natural gas properties located in the Mid-Continent region (“Panther Operated Cleveland Properties”) to Midstates Petroleum Company, Inc. During the year ended December 31, 2013, the Company recorded a noncash impairment charge, before and after tax, of approximately $37 million associated with the write-down of the carrying value of the Panther Operated Cleveland Properties. Proceeds received for the Company’s portion of its interests in the properties were approximately $218 million, net of costs to sell of approximately $2 million. The Company used the net proceeds from the sale to repay borrowings under the LINN Credit Facility.
Acquisitions - 2012 and 2011
The following is a summary of significant acquisitions completed by the Company during the years ended December 31, 2012, and December 31, 2011:

•
On July 31, 2012, the Company completed the acquisition of certain oil and natural gas properties in the Jonah Field located in the Green River Basin of southwest Wyoming from BP for approximately $988 million.

•	On May 1, 2012, the Company completed the acquisition of certain oil and natural gas properties located in east Texas for approximately $164 million.

•
On April 3, 2012, the Company entered into a JV Agreement with an affiliate of Anadarko whereby the Company participates as a partner in the CO2 enhanced oil recovery development of the Salt Creek Field, located in the Powder River Basin of Wyoming. Anadarko assigned the Company 23% of its interest in the field in exchange for future funding of $400 million of Anadarko’s development costs. The Company assigned approximately $392 million to the net assets acquired as of the JV Agreement date, which reflects an imputed discount of approximately $8 million on the future funding of this transaction.

•
On March 30, 2012, the Company completed the acquisition of certain oil and natural gas properties and the Jayhawk natural gas processing plant located in the Hugoton Basin in Kansas from BP for approximately $1.17 billion.

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

Note 3 – Unitholders’ Capital
Berry Acquisition
On December 16, 2013, the Company completed the previously-announced transactions contemplated by the merger agreement under which LinnCo, an affiliate of LINN Energy, acquired all of the outstanding common shares of Berry and the contribution agreement between LinnCo and the Company, under which LinnCo contributed Berry to the Company in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares. Under the contribution agreement, LinnCo contributed Berry to LINN Energy in exchange for 93,756,674 newly issued LINN Energy units with a value of approximately $2.8 billion.
LinnCo Initial Public Offering
In October 2012, LinnCo completed its initial public offering (the “LinnCo IPO”) of 34,787,500 common shares representing limited liability company interests to the public at a price of $36.50 per share ($34.858 per share, net of underwriting discount and structuring fee) for net proceeds of approximately $1.2 billion (after underwriting discount and structuring fee of approximately $57 million). The net proceeds LinnCo received from the offering were used to acquire 34,787,500 LINN Energy units which are equal to the number of LinnCo shares sold in the offering. The Company used the proceeds from the sale of the units to LinnCo to pay the expenses of the offering and repay a portion of the outstanding indebtedness under the LINN Credit Facility.
Public Offering of Units
In January 2012, the Company sold 19,550,000 units representing limited liability company interests at $35.95 per unit ($34.512 per unit, net of underwriting discount) for net proceeds of approximately $674 million (after underwriting discount and offering expenses of approximately $28 million). The Company used the net proceeds from the sale of these units to repay a portion of the outstanding indebtedness under the LINN Credit Facility.
In March 2011, the Company sold 16,726,067 units representing limited liability company interests at $38.80 per unit ($37.248 per unit, net of underwriting discount) for net proceeds of approximately $623 million (after underwriting discount and offering expenses of approximately $26 million). The Company used a portion of the net proceeds from the sale of these units to fund the March 2011 redemptions of a portion of the outstanding May 2017 Senior Notes and July 2018 Senior Notes and to fund the cash tender offers and related expenses for a portion of the remaining May 2017 Senior Notes and July 2018 Senior Notes (see Note 6). The Company used the remaining net proceeds from the sale of units to finance a portion of the acquisition in the Rockies region on March 31, 2011.
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
In January 2012, the Company, under its equity distribution agreement, issued and sold 1,539,651 units representing limited liability company interests at an average unit price of $38.02 for proceeds of approximately $57 million (net of approximately $1 million in commissions). In connection with the issue and sale of these units, the Company also incurred professional service expenses of approximately $700,000. The Company used the net proceeds for general corporate purposes, including the repayment of a portion of the indebtedness outstanding under the LINN Credit Facility. At December 31, 2013, units equaling approximately $411 million in aggregate offering price remained available to be issued and sold under the agreement.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In September 2011, the Company, under its equity distribution agreement, issued and sold 16,060 units representing limited liability company interests at an average unit price of $38.25 for proceeds of approximately $602,000 (net of approximately $12,000 in commissions). In December 2011, the Company issued and sold 772,104 units representing limited liability company interests at an average unit price of $38.03 for proceeds of approximately $29 million (net of approximately $587,000 in commissions). In connection with the issue and sale of these units, the Company also incurred professional service expenses of approximately $139,000. The Company used the net proceeds for general corporate purposes, including the repayment of a portion of the indebtedness outstanding under the LINN Credit Facility.
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
No units were repurchased by the Company during the years ended December 31, 2013, and December 31, 2012. At December 31, 2013, approximately $56 million was available for unit repurchase under the program. The timing and amounts of any such repurchases are at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements. The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time. Units are repurchased at fair market value.
Distributions
Under the Company’s LLC Agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions over the next four quarters. Distributions paid by the Company are presented on the consolidated statements of unitholders’ capital and the consolidated statements of cash flows. In April 2013, the Company’s Board of Directors approved a change in its distribution policy that provides a distribution with respect to any quarter may be made, at the discretion of the Board of Directors, (i) within 45 days following the end of each quarter or (ii) in three equal installments within 15, 45 and 75 days following the end of each quarter. On January 2, 2014, the Company’s Board of Directors declared a cash distribution of $0.725 per unit with respect to the fourth quarter of 2013, to be paid in three equal monthly installments of $0.2416 per unit. The first monthly distribution, totaling approximately $80 million, was paid on January 16, 2014, to unitholders of record as of the close of business on January 13, 2014, and the second monthly distribution, totaling approximately $80 million, was paid on February 13, 2014, to unitholders of record as of the close of business on February 10, 2014.
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

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the year ended December 31, 2013, the Company’s largest customer represented approximately 12% of the Company’s sales. For the year ended December 31, 2012, the Company’s two largest customers represented approximately 12% and 11%, respectively, of the Company’s sales. For the year ended December 31, 2011, the Company’s three largest customers represented approximately 13%, 10% and 10%, respectively, of the Company’s sales.
At December 31, 2013, trade accounts receivable from two customers represented approximately 19% and 14%, respectively, of the Company’s receivables. At December 31, 2012, trade accounts receivable from two customers represented approximately 21% and 11%, respectively, of the Company’s receivables.
Note 5 – Unit-Based Compensation and Other Benefit Plans
Incentive Plan Summary
The Linn Energy, LLC Amended and Restated Long-Term Incentive Plan, as amended (the “Plan”), originally became effective in December 2005. The Plan, which is administered by the Compensation Committee of the Board of Directors (“Compensation Committee”), permits granting unrestricted units, restricted units, phantom units, unit options, performance units and unit appreciation rights to employees, consultants and nonemployee directors under the terms of the Plan. The restricted units, phantom units and unit options generally vest ratably over three years. The contractual life of unit options is 10 years. Performance units were granted for the first time in January 2014 to certain executive officers. The initial 2014 awards vest 50% in two years and 50% in three years from the award date.
The Plan limits the number of units that may be delivered pursuant to awards to 21 million units. The Board of Directors and the Compensation Committee have the right to alter or amend the Plan or any part of the Plan from time to time, including increasing the number of units that may be granted, subject to unitholder approval as required by the exchange upon which the units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the benefits to the participant without the consent of the participant.
Units to be delivered as restricted units, upon the vesting of phantom units or performance units, or upon exercise of a unit option or unit appreciation right may be new units issued by the Company, units acquired by the Company in the open market, units acquired by the Company from any other person, units already owned by the Company, or any combination of the foregoing. If the Company issues new units upon the grant of restricted units, vesting of phantom units or performance units, or exercise of a unit option or unit appreciation right, the total number of units outstanding will increase. To date, the Company has issued awards of unrestricted units, restricted units, phantom units, performance units and unit options. The Plan provides for all of the following types of awards:
Unit Grants – A unit grant is the grant of an unrestricted unit, meaning a unit that vests immediately upon issuance.
Restricted Units – A restricted unit is a unit that vests over a period of time and that during such time is subject to forfeiture. The Company intends the restricted units under the Plan to serve as a means of incentive compensation for performance. Therefore, Plan participants will not pay any consideration for the units they receive. If a grantee’s employment, consulting relationship or membership on the Company’s Board of Directors terminates for any reason, other than death, the grantee’s restricted units will be automatically forfeited unless, and to the extent, the Compensation Committee or the terms of the award agreement provide otherwise. The restricted units will vest upon a change of control, unless provided otherwise by the Compensation Committee.
Phantom Units – A phantom unit entitles the grantee to receive a unit upon the vesting of the phantom unit or, in the discretion of the Compensation Committee, cash equivalent to the value of a unit. The Compensation Committee may grant tandem distribution equivalent rights with respect to phantom units that entitle the holder to receive cash equal to any cash distributions made on units while the phantom units are outstanding. The Compensation Committee will determine the period over which phantom units will vest, subject to applicable minimum vesting periods except with respect to phantom unit grants to nonemployee directors. The Company intends the phantom units under the Plan to serve as a means of incentive compensation for performance. Therefore, Plan participants will not pay any consideration for the units they receive. If a grantee’s employment, consulting relationship or membership on the Company’s Board of Directors terminates for any reason, other than death or retirement, the grantee’s phantom units will be automatically forfeited unless, and to the extent, the Compensation Committee or

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the terms of the award agreement provide otherwise. The phantom units will vest upon a change of control, unless provided otherwise by the Compensation Committee.
Unit Options – A unit option is a right to purchase a unit at a specified price. Unit options will have an exercise price that will not be less than the fair market value of the units on the date of grant. If a grantee’s employment, consulting relationship or membership on the Company’s Board of Directors terminates for any reason, the grantee’s unvested unit options will be automatically forfeited unless, and to the extent, the Compensation Committee or the terms of the award agreement provide otherwise. The unit options will become exercisable upon a change of control, unless provided otherwise by the Compensation Committee.
Performance Units – A performance unit is a unit that vests over a period of time in an amount based on certain comparative performance criteria. The Company intends the performance units under the Plan to serve as a means of incentive compensation for performance. Therefore, Plan participants will not pay any consideration for the units they receive. Upon termination of employment with the Company other than for “Cause” or with “Good Reason” (as those terms are defined in the employment agreement), the performance units vest on the originally scheduled vesting date at the performance level multiplier applicable on that date.  If employment terminates by reason of death or “Disability” (as defined in the employment agreement), the performance units immediately vest at the target level. Additionally, the performance units vest upon a change of control and the number of units awarded is determined as if the vesting period ended on the change of control date instead of the originally scheduled date.
Unit Appreciation Rights – A unit appreciation right is an award that, upon exercise, entitles the participant to receive the excess of the fair market value of a unit on the exercise date over the exercise price established for the unit appreciation right. The excess may be paid in the Company’s units, cash or a combination thereof, as determined by the Compensation Committee in its discretion. To date, the Company has not granted any unit appreciation rights.
Securities Authorized for Issuance Under the Plan
As of December 31, 2013, approximately 9 million units were issuable under the Plan pursuant to outstanding award or other agreements, including unvested restricted units, phantom units and outstanding unit options, and 6.2 million additional units were reserved for future issuance under the Plan.
Berry Acquisition
On December 16, 2013, in connection with the Berry acquisition (see Note 2), certain Berry awards were exchanged for awards issued by the Company. Each unvested Berry restricted stock unit (“RSU”) (excluding any Berry RSU held by a former nonemployee director of Berry or by an employee of Berry whose employment was terminated in connection with the acquisition as agreed by the parties and any performance-based Berry RSU) was converted into a restricted unit award in respect of the number of LINN Energy units. Each option to purchase shares of Berry common stock was converted into an option to purchase a number of LINN Energy units.
Under the acquisition method of accounting, Berry employee RSUs and options were measured and recorded at their fair values on the acquisition date, resulting in additional purchase price consideration of approximately $19 million. The portion of the replacement awards attributable to post-combination service was calculated as the difference between the fair value of the replacement awards and the amount attributed to pre-combination service, and will be recognized as compensation expense over the vesting period.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accounting for Unit-Based Compensation
The Company recognizes as expense, beginning at the grant date, the fair value of equity-based compensation issued to employees and nonemployee directors. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period using the straight-line method in the Company’s consolidated statements of operations. A summary of unit-based compensation expenses included in the consolidated statements of operations is presented below:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

General and administrative expenses	$37,375	$27,641	$21,131
Lease operating expenses	5,328	1,892	1,112
Total unit-based compensation expenses	$42,703	$29,533	$22,243

Income tax benefit	$15,779	$10,912	$8,219
Restricted Units/Phantom Units/Unrestricted Units
The fair value of restricted units, phantom units and unrestricted unit grants issued is determined based on the fair market value of the Company units on the date of grant. A summary of the status of the nonvested units as of December 31, 2013, is presented below:

	Number of Nonvested Units	Weighted Average Grant-Date Fair Value

Nonvested units at December 31, 2012	1,953,131	$36.16
Granted	1,652,711	$30.71
Vested	(889,767)	$34.63
Forfeited	(144,665)	$37.09
Nonvested units at December 31, 2013	2,571,410	$33.14
The weighted average grant-date fair value of restricted units, phantom units and unrestricted units granted was $37.42 and $38.54 during the years ended December 31, 2012, and December 31, 2011, respectively. The total fair value of units that vested was approximately $31 million, $24 million and $13 million for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively. As of December 31, 2013, there was approximately $40 million of unrecognized compensation cost related to nonvested restricted units and phantom units. The cost is expected to be recognized over a weighted average period of approximately 1.6 years.
In January 2014, the Company granted 1,435,192 restricted units and 213,710 phantom units as part of its annual review of its employees’, including executives, compensation. The Company also granted 212,524 performance units (the maximum number of units available to be earned) to certain executive officers.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Unit Options
The following provides information related to unit option activity for the year ended December 31, 2013:

	Number of Units Underlying Options	Weighted Average Exercise Price Per Unit	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value in Millions

Outstanding at December 31, 2012	4,642,805	$35.25	6.28	$16
Berry assumed	2,237,593	$20.58
Exercised	(117,175)	$18.79
Forfeited or expired	(330,000)	$39.55
Outstanding at December 31, 2013	6,433,223	$30.22	6.66	$33

Exercisable at December 31, 2013	3,318,226	$21.08	7.48	$33
During the years ended December 31, 2013, and December 31, 2012, the weighted average grant-date fair value of unit options granted was $7.52 and $5.31, respectively. All unit options granted in 2013 were replacement awards issued in exchange for options assumed in the Berry acquisition. No unit options were granted during the year ended December 31, 2011. The total intrinsic value of unit options exercised was approximately $2 million, $3 million and $5 million, during the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively. The Company received approximately $2 million from the exercise of unit options during the year ended December 31, 2013. As of December 31, 2013, total unrecognized compensation cost related to nonvested unit options was approximately $9 million. The cost is expected to be recognized over a weighted average period of approximately 2.6 years.
The fair value of unit-based compensation for unit options was estimated on the date of grant using a Black-Scholes pricing model based on certain assumptions. That value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The Company’s determination of the fair value of unit-based awards is affected by the Company’s unit price as well as assumptions consisting of a number of complex and subjective variables. The Company’s employee unit options have various restrictions including vesting provisions and restrictions on transfers and hedging, among others, and often are expected to be exercised prior to their contractual maturity.
Expected volatilities used in the estimation of fair value of the unit option grants have been determined using available volatility data for the Company. Expected distributions are estimated based on the Company’s distribution rate at the date of grant. Forfeitures are estimated using historical Company data and are revised, if necessary, in subsequent periods if actual forfeitures differ from estimates. The risk-free rate for periods within the expected term of the unit option is based on the U.S. Treasury yield curve in effect at the time of grant. Historical data of the Company is used to estimate expected term. All employees granted awards have been determined to have similar behaviors for purposes of determining the expected term used to estimate fair value. The fair values of the Company’s unit option grants were based upon the following assumptions:

	2013 (1)	2012

Expected volatility	29.65% – 50.88%	34.10%
Expected distributions	9.84%	7.25%
Risk-free rate	0.13% – 1.55%	0.67%
Expected term	0.68 years – 5 years	5 years

(1)	All unit options granted in 2013 were replacement awards issued in exchange for options assumed in the Berry acquisition.
Nonemployee Grants
At December 31, 2013, the Company had 15,000 outstanding unit warrants with an exercise price of $25.50 per unit warrant, which are fully exercisable and expire in 2017.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for eligible employees. Company contributions to the 401(k) plan consist of a discretionary matching contribution equal to 100% of the first 6% of eligible compensation contributed by the employee on a before-tax basis. The Company contributed approximately $7 million, $5 million and $4 million during the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively, to the 401(k) plan’s trustee account. The 401(k) plan funds are held in a trustee account on behalf of the plan participants.
Note 6 – Debt
The following summarizes the Company’s outstanding debt:

	December 31,
	2013	2012
	(in millions, except percentages)

Berry credit facility (1) (2)	$1,173	$—
LINN credit facility (3)	1,560	1,180
Term loan (4)	500	—
10.25% Berry senior notes due June 2014 (2)	205	—
11.75% senior notes due May 2017	—	41
9.875% senior notes due July 2018	—	14
6.50% senior notes due May 2019	750	750
6.25% senior notes due November 2019	1,800	1,800
8.625% senior notes due April 2020	1,300	1,300
6.75% Berry senior notes due November 2020 (2)	300	—
7.75% senior notes due February 2021	1,000	1,000
6.375% Berry senior notes due September 2022 (2)	600	—
Net unamortized discounts and premiums	(18)	(47)
Total debt, net	9,170	6,038
Less current maturities	(211)	—
Total long-term debt, net	$8,959	$6,038

(1)	Variable interest rate of 2.67% at December 31, 2013.

(2)	Assumed on December 16, 2013.

(3)	Variable interest rates of 1.92% and 1.97% at December 31, 2013, and December 31, 2012, respectively.

(4)	Variable interest rate of 2.67% at December 31, 2013.
Fair Value
The Company’s debt is recorded at the carrying amount in the consolidated balance sheets. The carrying amounts of the Company’s Credit Facilities and term loan approximate fair value because the interest rates are variable and reflective of market rates. The Company uses a market approach to determine the fair value of its senior notes using estimates based on prices quoted from third-party financial institutions, which is a Level 2 fair value measurement.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)

Credit Facilities	$2,733	$2,733	$1,180	$1,180
Term loan	500	500	—	—
Senior notes, net	5,937	6,162	4,858	5,091
Total debt, net	$9,170	$9,395	$6,038	$6,271
Credit Facilities
LINN Credit Facility
In April 2013, the Company entered into a Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”), which provides for a revolving credit facility up to the lesser of: (i)  the then-effective borrowing base and (ii)  the maximum commitment amount of $4.0 billion. The borrowing base remained unchanged at $4.5 billion and does not include any assets acquired in the Berry acquisition (see Note 2). The maturity date is April 2018. The amended and restated agreement is substantially similar to the previous LINN Credit Facility with revisions to permit the transactions related to the Berry acquisition and to designate Berry as an unrestricted subsidiary under the agreement. At December 31, 2013, the borrowing capacity under the LINN Credit Facility was approximately $2.4 billion, which includes a $5 million reduction in availability for outstanding letters of credit.
Redetermination of the borrowing base under the LINN Credit Facility, based primarily on reserve reports that reflect commodity prices at such time, occurs semi-annually, in April and October. The administrative agent, at the direction of certain of the lenders, has the right to request one interim borrowing base redetermination per year. The Company also has the right to request one interim borrowing base redetermination per year, as well as the right to an additional interim redetermination each year in connection with certain acquisitions. Significant declines in commodity prices may result in a decrease in the borrowing base. The Company’s obligations under the LINN Credit Facility are secured by mortgages on certain of its material subsidiaries’ oil and natural gas properties and other personal property as well as a pledge of all ownership interests in the Company’s direct and indirect material subsidiaries. The Company is required to maintain either: 1) mortgages on properties representing at least 80% of the total value of oil and natural gas properties included on the most recent reserve report, or 2) a Collateral Coverage Ratio of at least 2.5 to 1. Collateral Coverage Ratio is defined as the ratio of the present value of future cash flows from proved reserves from the currently mortgaged properties to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount. Additionally, the obligations under the LINN Credit Facility are guaranteed by all of the Company’s material subsidiaries, other than Berry, and are required to be guaranteed by any future material subsidiaries. The Company is in compliance with all financial and other covenants of the LINN Credit Facility.
At the Company’s election, interest on borrowings under the LINN Credit Facility is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 1.5% and 2.5% per annum (depending on the then-current level of borrowings under the LINN Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 0.5% and 1.5% per annum (depending on the then-current level of borrowings under the LINN Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at LIBOR. The Company is required to pay a commitment fee to the lenders under the LINN Credit Facility, which accrues at a rate per annum between 0.375% and 0.5% (depending on the then-current level of borrowings under the LINN Credit Facility) on the average daily unused amount of the maximum commitment amount of the lenders.
On October 30, 2013, the Company entered into an amendment to the LINN Credit Facility, under which the Company entered into a $500 million senior secured term loan with certain participants in its lender group under the LINN Credit Facility. The term loan has a maturity date of April 2018, consistent with the maturity of the LINN Credit Facility, and incurs interest based on either the LIBOR plus a margin of 2.5% per annum or the ABR plus a margin of 1.5% per annum, at the Company’s election. Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at LIBOR. The term loan may be repaid at the option of the Company

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

without premium or penalty, subject to breakage costs. While the term loan is outstanding, the Company is required to maintain either: 1) mortgages on properties representing at least 80% of the total value of oil and natural gas properties included on the most recent reserve report, or 2) a Term Loan Collateral Coverage Ratio of at least 2.5 to 1. The Term Loan Collateral Coverage Ratio is defined as the ratio of the present value of future cash flows from proved reserves from the currently mortgaged properties to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount and the aggregate amount of the term loan outstanding. The other terms and conditions of the LINN Credit Facility, including the financial and other restrictive covenants set forth therein, are applicable to the term loan. The proceeds of the term loan were used to partially fund the acquisition of certain oil and natural gas properties located in the Permian Basin.
Berry Credit Facility
In December 2013, Berry entered into an amendment to its Second Amended and Restated Credit Agreement (“Berry Credit Facility”) primarily to conform certain terms in the Berry Credit Facility to like terms in the LINN Credit Facility. The maturity date is May 2016. The Berry Credit Facility has a borrowing base of $1.4 billion, subject to lender commitments. At December 31, 2013, lender commitments under the facility were $1.2 billion and there was no remaining borrowing capacity available. Any borrowings under the Berry Credit Facility must be repaid upon the refinancing of all of Berry’s outstanding senior notes. In February 2014, Berry entered into an amendment to the Berry Credit Facility to amend the terms of certain financial covenants and reporting covenants.
Redetermination of the borrowing base under the Berry Credit Facility, based primarily on reserve reports that reflect commodity prices at such time, occurs semi-annually, in March and September. The lenders under the Berry Credit Facility also have the right to request interim borrowing base redeterminations once between scheduled redeterminations, contemporaneously with issuances of permitted unsecured debt, in conjunction with unwinding certain derivatives and in conjunction with certain permitted sales of property. Berry also has the right to request interim borrowing base redeterminations once between scheduled redeterminations and in conjunction with certain issuances of permitted unsecured debt. Significant declines in commodity prices may result in a decrease in the borrowing base. Berry’s obligations under the Berry Credit Facility are secured by mortgages on its oil and natural gas properties and other personal property. Berry is required to maintain mortgages on properties representing at least 80% of the present value of its oil and natural gas proved reserves.
Berry is currently in compliance with all financial and other covenants of the Berry Credit Facility. At December 31, 2013, Berry’s Current Ratio (as defined in the Berry Credit Facility), fell short of the requirement under its covenant primarily due to factors related to the transactions between the Company, LinnCo and Berry, including a reassessment of the carrying value of items on Berry’s balance sheet as of the acquisition date and updated accruals as of December 31, 2013. In February 2014, Berry received a waiver of the applicability of that covenant and any noncompliance which may have resulted as of December 31, 2013, and entered into an amendment to its credit facility to address this covenant for future periods. The shortfall and related waiver and amendment had no effect on Berry’s compliance with the indentures governing its outstanding senior notes for the quarter ended December 31, 2013, and Berry was in compliance with all of the covenants under its senior notes at December 31, 2013.
At Berry’s election, interest on borrowings under the Berry Credit Facility is determined by reference to either the LIBOR plus an applicable margin between 1.5% and 2.5% per annum (depending on the then-current level of borrowings under the Berry Credit Facility) or a Base Rate (as defined in the Berry Credit Facility) plus an applicable margin between 0.5% and 1.5% per annum (depending on the then-current level of borrowings under the Berry Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the Base Rate and at the end of the applicable interest period for loans bearing interest at LIBOR. Berry is required to pay a commitment fee to the lenders under the Berry Credit Facility, which accrues at a rate per annum between 0.375% and 0.5% (depending on the then-current level of utilization under the Berry Credit Facility) on the average daily unused amount of the maximum commitment amount of the lenders.
The Company refers to the LINN Credit Facility and the Berry Credit Facility, collectively, as the “Credit Facilities.”
Berry Senior Notes Due June 2014
Berry’s $205 million in aggregate principal amount of 10.25% senior notes due June 2014 (the “Berry June 2014 Senior Notes”) matures on June 1, 2014. Therefore, the $205 million is classified as a current obligation on the Company’s consolidated balance sheet at December 31, 2013. While the Company has not yet determined how it will repay or refinance

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

the Berry June 2014 Senior Notes, the Company may do so through various alternatives which it may pursue separately or in combination, including (i) issuing new debt or equity securities and (ii) borrowing under the LINN Credit Facility.
The Berry June 2014 Senior Notes were recorded at their fair value of $212 million on the Berry acquisition date. The $7 million premium is being amortized to interest expense over the life of the related notes.
Senior Notes Due May 2019
The Company has $750 million in aggregate principal amount of 6.50% senior notes due May 2019 (the “May 2019 Senior Notes”). In an exchange offer that expired in October 2012, the Company exchanged all of its $750 million outstanding principal amount of May 2019 Senior Notes for an equal amount of new May 2019 Senior Notes. The terms of the new May 2019 Senior Notes are identical in all material respects to those of the outstanding May 2019 Senior Notes, except that the transfer restrictions, registration rights and additional interest provisions relating to the outstanding May 2019 Senior Notes do not apply to the new May 2019 Senior Notes.
Senior Notes Due November 2019
The Company has $1.8 billion in aggregate principal amount of 6.25% senior notes due November 2019 (the “November 2019 Senior Notes”). In connection with the issuance and sale of the November 2019 Senior Notes, the Company entered into a Registration Rights Agreement (“November 2019 Registration Rights Agreement”) with the initial purchasers. Under the November 2019 Registration Rights Agreement, the Company agreed to use its reasonable efforts to file with the Securities and Exchange Commission (“SEC”) and cause to become effective a registration statement relating to an offer to issue new notes having terms substantially identical to the November 2019 Senior Notes in exchange for outstanding November 2019 Senior Notes within 400 days after the notes were issued. On March 22, 2013, the Company filed a registration statement on Form S-4 to register exchange notes that are substantially similar to the November 2019 Senior Notes. As of February 27, 2014, that registration statement has not been declared effective. Accordingly, beginning on April 8, 2013, interest accruing on the November 2019 Senior Notes increased by 0.25%, and increased by an additional 0.25% on the 90th, 180th and 270th day after such date. The increase in interest is payable until the registration statement is declared effective and the Company completes an offer to exchange the November 2019 Senior Notes for registered notes. The additional interest was approximately $7 million through December 2013.
Senior Notes Due April 2020 and Senior Notes Due February 2021
The Company has $1.3 billion in aggregate principal amount of 8.625% senior notes due April 2020 (the “April 2020 Senior Notes”) and $1.0 billion in aggregate principal amount of 7.75% senior notes due February 2021 (the “February 2021 Senior Notes,” and together with the April 2020 Senior Notes, the “2010 Issued Senior Notes”). The restrictive legends from each of the 2010 Issued Senior Notes have been removed making them freely tradable (other than with respect to persons that are affiliates of the Company), thereby terminating the Company’s obligations under each of the registration rights agreements entered into in connection with the issuance of the 2010 Issued Senior Notes.
Berry Senior Notes Due November 2020
Berry has $300 million in aggregate principal amount of 6.75% senior notes due November 2020 (the “Berry November 2020 Senior Notes”). The Berry November 2020 Senior Notes were recorded at their fair value of $310 million on the Berry acquisition date. The $10 million premium is being amortized to interest expense over the life of the related notes.
Berry Senior Notes Due September 2022
Berry has $600 million in aggregate principal amount of 6.375% senior notes due September 2022 (the “Berry September 2022 Senior Notes”). The Berry September 2022 Senior Notes were recorded at their fair value of $607 million on the Berry acquisition date. The $7 million premium is being amortized to interest expense over the life of the related notes.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Redemptions of Senior Notes Due May 2017 and Senior Notes Due July 2018
In accordance with the provisions of the indentures related to the Company’s 11.75% senior notes due May 2017 (the “May 2017 Senior Notes”) and 9.875% senior notes due July 2018 (the “July 2018 Senior Notes” and together with the May 2017 Senior Notes, the “Original Senior Notes”), in June 2013 and July 2013, the Company redeemed the remaining outstanding principal amounts of approximately $41 million and $14 million, respectively. In connection with the redemptions of the Original Senior Notes, the Company recorded a loss on extinguishment of debt of approximately $5 million for the year ended December 31, 2013.
The Company’s senior notes contain covenants that, among other things, may limit their ability to: (i) pay distributions on, purchase or redeem the Company’s units or redeem its subordinated debt; (ii) make investments; (iii) incur or guarantee additional indebtedness or issue certain types of equity securities; (iv) create certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of the Company’s assets; (vii) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. The Company is in compliance with all financial and other covenants of its senior notes.
Berry’s senior notes contain covenants that, among other things, may limit its ability to: (i) incur or guarantee additional indebtedness; (ii) pay distributions on Berry’s equity or redeem its subordinated debt; (iii) create certain liens; (iv) enter into agreements that restrict distributions or other payments from Berry’s restricted subsidiaries to Berry; (v) sell assets; (vi) engage in transactions with affiliates; and (vii) consolidate, merge or transfer all or substantially all of Berry’s assets. Berry is in compliance with all financial and other covenants of its senior notes.
Note 7 – Derivatives
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
The following table summarizes derivative positions for the periods indicated as of December 31, 2013:

	2014	2015	2016	2017	2018
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	97,400	118,041	121,841	120,122	36,500
Average price ($/MMBtu)	$5.25	$5.19	$4.20	$4.26	$5.00
Put options (NYMEX Henry Hub): (1)
Hedged volume (MMMBtu)	79,628	71,854	76,269	66,886	—
Average price ($/MMBtu)	$5.00	$5.00	$5.00	$4.88	$—
Oil positions:
Fixed price swaps (NYMEX WTI): (2)
Hedged volume (MBbls)	16,831	11,599	11,465	4,755	—
Average price ($/Bbl)	$92.44	$96.23	$90.56	$89.02	$—

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	2014	2015	2016	2017	2018
Collars (NYMEX WTI):
Hedged volume (MBbls)	730	—	—	—	—
Average floor price ($/Bbl)	$90.00	$—	$—	$—	$—
Average ceiling price ($/Bbl)	$102.87	$—	$—	$—	$—
Three-way collars (NYMEX WTI):
Hedged volume (MBbls)	3,103	1,095	—	—	—
Short put ($/Bbl)	$72.11	$70.00	$—	$—	$—
Long put ($/Bbl)	$93.76	$90.00	$—	$—	$—
Short call ($/Bbl)	$109.79	$101.62	$—	$—	$—
Put options (NYMEX WTI):
Hedged volume (MBbls)	3,960	3,426	3,271	384	—
Average price ($/Bbl)	$91.30	$90.00	$90.00	$90.00	$—
Three-way collars (ICE Brent):
Hedged volume (MBbls)	365	—	—	—	—
Short put ($/Bbl)	$80.00	$—	$—	$—	$—
Long put ($/Bbl)	$100.00	$—	$—	$—	$—
Short call ($/Bbl)	$114.05	$—	$—	$—	$—
Natural gas basis differential positions: (3)
Panhandle basis swaps:
Hedged volume (MMMBtu)	79,388	87,162	59,954	59,138	16,425
Hedged differential ($/MMBtu)	$(0.33)	$(0.33)	$(0.32)	$(0.33)	$(0.33)
NWPL Rockies basis swaps:
Hedged volume (MMMBtu)	39,718	43,292	46,294	38,880	10,804
Hedged differential ($/MMBtu)	$(0.20)	$(0.20)	$(0.20)	$(0.19)	$(0.19)
MichCon basis swaps:
Hedged volume (MMMBtu)	9,490	9,344	7,768	7,437	2,044
Hedged differential ($/MMBtu)	$0.08	$0.06	$0.05	$0.05	$0.05
Houston Ship Channel basis swaps:
Hedged volume (MMMBtu)	5,256	4,891	4,575	3,604	986
Hedged differential ($/MMBtu)	$(0.10)	$(0.10)	$(0.10)	$(0.08)	$(0.08)
Permian basis swaps:
Hedged volume (MMMBtu)	4,891	5,074	4,219	4,819	1,314
Hedged differential ($/MMBtu)	$(0.21)	$(0.21)	$(0.20)	$(0.20)	$(0.20)
Oil basis differential positions:
ICE Brent - NYMEX WTI basis swaps:
Hedged volume (MBbls)	3,650	2,920	—	—	—
Hedged differential ($/Bbl)	$11.60	$11.60	$—	$—	$—
Oil timing differential positions:
Trade month roll swaps (NYMEX WTI): (4)
Hedged volume (MBbls)	9,079	7,251	7,446	6,486	—
Hedged differential ($/Bbl)	$0.24	$0.24	$0.25	$0.25	$—

(1)
Includes certain outstanding natural gas put options of approximately 10,570 MMMBtu for each of the years ending December 31, 2014, and December 31, 2015, and 10,599 MMMBtu for the year ending December 31, 2016, used to indirectly hedge revenues associated with NGL production.

(2)
Includes certain outstanding fixed price oil swaps of approximately 5,384 MBbls which may be extended annually at a price of $100.00 per Bbl for each of the years ending December 31, 2017, and December 31, 2018, and $90.00 per Bbl for the year ending

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

December 31, 2019, if the counterparties determine that the strike prices are in-the-money on a designated date in each respective preceding year. The extension for each year is exercisable without respect to the other years.

(3)	Settle on the respective pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

(4)
The Company hedges the timing risk associated with the sales price of oil in the Mid-Continent, Hugoton Basin and Permian Basin regions. In these regions, the Company generally sells oil for the delivery month at a sales price based on the average NYMEX WTI price during that month, plus an adjustment calculated as a spread between the weighted average prices of the delivery month, the next month and the following month during the period when the delivery month is prompt (the “trade month roll”).

During the year ended December 31, 2013, the Company entered into commodity derivative contracts consisting of oil basis swaps for 2013 and natural gas basis swaps for 2013 through 2018. In connection with the Berry acquisition (see Note 2), the Company assumed certain derivative contracts that Berry had entered into prior to the acquisition date, including oil swaps, oil trade month roll swaps and oil collars through 2014, and oil basis swaps and oil three-way collars through 2015. These derivative positions are included in the summary table above.
Settled derivatives on natural gas production for the year ended December 31, 2013, included volumes of 173,488 MMMBtu at an average contract price of $5.29 per MMBtu. Settled derivatives on oil production for the year ended December 31, 2013, included volumes of 15,590 MBbls at an average contract price of $95.35 per Bbl. Settled derivatives on natural gas production for the year ended December 31, 2012, included volumes of 140,884 MMMBtu at an average contract price of $5.41 per MMBtu. Settled derivatives on oil production for the year ended December 31, 2012, included volumes of 11,289 MBbls at an average contract price of $97.61 per Bbl. The natural gas derivatives are settled based on the closing price of NYMEX natural gas on the last trading day for the delivery month, which occurs on the third business day preceding the delivery month, or the relevant index prices of natural gas published in Inside FERC’s Gas Market Report on the first business day of the delivery month. The oil derivatives are settled based on the average closing price of NYMEX light crude oil for each day of the delivery month.
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the consolidated balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	December 31,
	2013	2012
	(in thousands)
Assets:
Commodity derivatives	$1,048,212	$1,282,390
Liabilities:
Commodity derivatives	$222,905	$405,619
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facilities or were participants or affiliates of participants in its Credit Facilities at the time it originally entered into the derivatives. The Credit Facilities are secured by the Company’s oil and natural gas reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $1 billion at December 31, 2013. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Gains (Losses) on Derivatives
Gains and losses on derivatives were net gains of approximately $178 million, $125 million and $450 million for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively, and are reported on the consolidated statements of operations in “gains on oil and natural gas derivatives.”
Note 8 – Fair Value Measurements on a Recurring Basis
The Company accounts for its commodity derivatives at fair value (see Note 7) on a recurring basis. The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. Assumed credit risk adjustments, based on published credit ratings, public bond yield spreads and credit default swap spreads, are applied to the Company’s commodity derivatives.
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
Financial assets and liabilities recorded in the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	December 31, 2013
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$1,048,212	$(190,080)	$858,132
Liabilities:
Commodity derivatives	$222,905	$(190,080)	$32,825

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	December 31, 2012
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$1,282,390	$(401,479)	$880,911
Liabilities:
Commodity derivatives	$405,619	$(401,479)	$4,140

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 9 – Other Property and Equipment
Other property and equipment consists of the following:

	December 31,
	2013	2012
	(in thousands)

Natural gas plant and pipeline	$507,342	$371,292
Buildings and leasehold improvements	32,658	19,999
Vehicles	27,964	19,731
Drilling and other equipment	8,618	6,265
Furniture and office equipment	65,909	47,623
Land	5,391	4,278
	647,882	469,188
Less accumulated depreciation	(110,939)	(73,721)
	$536,943	$395,467
Note 10 – Asset Retirement Obligations
Asset retirement obligations associated with retiring tangible long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable and are included in “other accrued liabilities” and “other noncurrent liabilities” on the consolidated balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the consolidated statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.0% for each of the years in the three-year period ended December 31, 2013); and (iv) a credit-adjusted risk-free interest rate (average of 6.2%, 6.8% and 7.5% for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following presents a reconciliation of the Company’s asset retirement obligations:

	December 31,
	2013	2012
	(in thousands)

Asset retirement obligations at beginning of year	$151,974	$71,142
Liabilities added from acquisitions	98,343	63,663
Liabilities added from drilling	4,048	1,799
Liabilities associated with assets sold	(1,092)	—
Current year accretion expense	11,938	8,550
Settlements	(5,136)	(3,640)
Revision of estimates	29,246	10,460
Asset retirement obligations at end of year	$289,321	$151,974
Note 11 – Commitments and Contingencies
The Company has been named as a defendant in a number of lawsuits, including claims from royalty owners related to disputed royalty payments and royalty valuations. With respect to a certain statewide class action case, the parties in this case are currently engaged in settlement negotiations and based on the current status of those negotiations, the Company estimates a range of possible loss of $1 million to $4.5 million, for which an appropriate reserve has been established. For a certain statewide class action royalty payment dispute where a reserve has not yet been established, the Company has denied that it has any liability on the claims and has raised arguments and defenses that, if accepted by the court, will result in no loss to the Company. Based on the 10th Circuit Court of Appeals’ decision to reverse class certification orders in two unrelated certification cases, the court has permitted additional limited discovery prior to the briefing and hearing on class certification. Briefing and the hearing on class certification have not yet been set by the court. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
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
On April  2, 2013, a purported stockholder class action captioned David Hall v. Berry Petroleum Co., et al. was filed in the Delaware Court of Chancery, C.A. No. 8476-VCG. The complaint names as defendants Berry, the members of its board of directors, HoldCo, Bacchus Merger Sub, LinnCo, LINN Energy and LinnCo Merger Sub. The complaint alleges that the individual defendants breached their fiduciary duties in connection with the transactions by engaging in an unfair sales process that resulted in an unfair price for Berry, by failing to disclose all material information regarding the transactions, and that the entity defendants aided and abetted those breaches of fiduciary duty. In December 2013, the parties signed a Memorandum of Understanding to settle the case, and is in the process of seeking court approval of the settlement. The Company is unable to estimate a possible loss, or range of possible loss, if any, at this time.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
On July 10, 2013, David Adrian Luciano, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, LinnCo, Mark E. Ellis, Kolja Rockov, David B. Rottino, George A. Alcorn, David D. Dunlap, Terrence S. Jacobs, Michael C. Linn, Joseph P. McCoy, Jeffrey C. Swoveland, and the various underwriters for LinnCo’s initial public offering (the “Luciano Action”). The Luciano Action asserts claims under Sections 11 and 15 of the Securities Act of 1933 based on alleged misstatements relating to LINN Energy’s hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production in the prospectus and registration statement for LinnCo’s initial public offering. On July 12, 2013, Frank Donio, individually and on behalf of all other persons similarly situated, filed a class action complaint in the United States District Court, Southern District of New York, against LINN Energy, Mark E. Ellis, Kolja Rockov, and David B. Rottino (the “Donio Action”). The Donio Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production. Several additional class action cases substantially similar to the Luciano Action and the Donio Action were subsequently filed in the Southern District of New York and assigned to the same judge (the Luciano Action, Donio Action, and all similar subsequently filed New York federal class actions together, the “New York Federal Actions”). The Texas Federal Actions and the New York Federal Actions have now been consolidated in the United States District Court for the Southern District of New York (the “Combined Actions”). In November 2013, LINN Energy filed a motion to dismiss the Combined Actions. The motion is currently pending before the Southern District of New York. There has not been any discovery conducted in the Combined Actions. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
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

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
In 2008, Lehman Brothers Holdings Inc. and Lehman Brothers Commodity Services Inc. (together “Lehman”), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. In March 2011, the Company and Lehman entered into Termination Agreements under which the Company was granted general unsecured claims against Lehman in the amount of $51 million (the “Company Claim”). In December 2011, a Chapter 11 Plan (“Lehman Plan”) was approved by the Bankruptcy Court. Based on the recovery estimates described in the approved disclosure statement relating to the Lehman Plan, the Company expects to ultimately receive a substantial portion of the Company Claim. During 2012, the Company received approximately $28 million of the Company Claim under the Lehman Plan resulting in a gain of approximately $22 million for the year ended December 31, 2012, and during 2013, the Company received approximately $11 million of the Company Claim, both of which are included in “gains on oil and natural gas derivatives” on the consolidated statements of operations. In the aggregate, the Company has received approximately $39 million of the Company Claim and additional distributions are expected to occur in the future.
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
The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for net income (loss):

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per unit data)

Net income (loss)	$(691,337)	$(386,616)	$438,439
Allocated to participating securities	(5,935)	(4,575)	(4,739)
	$(697,272)	$(391,191)	$433,700

Basic net income (loss) per unit	$(2.94)	$(1.92)	$2.52
Diluted net income (loss) per unit	$(2.94)	$(1.92)	$2.51

Basic weighted average units outstanding	237,544	203,775	172,004
Dilutive effect of unit equivalents	—	—	725
Diluted weighted average units outstanding	237,544	203,775	172,729
Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to approximately 4 million and 2 million unit options and warrants for each of the years ended December 31, 2013, and December 31, 2012, respectively. All equivalent units were anti-dilutive for the years ended December 31, 2013, and December 31, 2012. There were no anti-dilutive unit equivalents for the year ended December 31, 2011.
Note 13 – Operating Leases
The Company leases office space and other property and equipment under lease agreements expiring on various dates through 2020. The Company recognized expense under operating leases of approximately $7 million, $7 million and $5 million, for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2013, future minimum lease payments were as follows (in thousands):

2014	$14,222
2015	11,146
2016	7,869
2017	5,958
2018	5,055
Thereafter	5,786
$50,036
Note 14 – Income Taxes
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax and were also subject to state income taxes in the state of Michigan during 2011. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. As such, with the exception of the state of Texas and certain subsidiaries, the Company is not a taxable entity, it does not directly pay federal and state income taxes and recognition has not been given to federal and state income taxes for the operations of the Company, except as set forth in the tables below. Amounts recognized for income taxes are reported in “income tax expense (benefit)” on the consolidated statements of operations.
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
Certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current taxes:
Federal	$144	$2,711	$4,551
State	198	439	605
Deferred taxes:
Federal	(2,805)	323	(1,148)
State	264	(683)	1,458
	$(2,199)	$2,790	$5,466
As of December 31, 2013, the Company’s taxable entities had approximately $10 million of net operating loss carryforwards for federal income tax purposes which will begin expiring in 2032.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011

Federal statutory rate	35.0%	35.0%	35.0%
State, net of federal tax benefit	(0.1)	0.1	0.5
Loss excluded from nontaxable entities	(34.6)	(35.6)	(34.4)
Other items	—	(0.2)	0.1
Effective rate	0.3%	(0.7)%	1.2%
Significant components of the deferred tax assets and liabilities were as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,129	$—
Unit-based compensation	21,965	10,579
Other	7,759	4,924
Total deferred tax assets	30,853	15,503
Deferred tax liabilities:
Property and equipment principally due to differences in depreciation	(12,525)	(11,049)
Other	(1,509)	(1,055)
Total deferred tax liabilities	(14,034)	(12,104)
Net deferred tax assets	$16,819	$3,399
Net deferred tax assets and liabilities were classified on the consolidated balance sheets as follows:

	December 31,
	2013	2012
	(in thousands)

Deferred tax assets	$29,204	$10,318
Deferred tax liabilities	(10)	(612)
Other current assets	$29,194	$9,706

Deferred tax assets	$1,649	$5,186
Deferred tax liabilities	(14,024)	(11,493)
Other noncurrent liabilities	$(12,375)	$(6,307)
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2013, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In accordance with the applicable accounting standards, the Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2013, and December 31, 2012. The tax years 2010 – 2012 remain open to examination for federal income tax purposes.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 15 – Supplemental Disclosures to the Consolidated Balance Sheets and Consolidated Statements of Cash Flows
“Other accrued liabilities” reported on the consolidated balance sheets include the following:

	December 31,
	2013	2012
	(in thousands)

Accrued compensation	$55,257	$35,431
Accrued interest	93,998	72,668
Other	14,120	7,146
	$163,375	$115,245
Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)

Cash payments for interest, net of amounts capitalized	$392,607	$343,331	$247,217

Cash payments for income taxes	$14	$366	$487

Noncash investing and financing activities:
In connection with the acquisition of oil and natural gas properties and joint-venture funding, assets were acquired and liabilities were assumed as follow:
Fair value of assets acquired	$5,726,681	$2,923,990	$1,523,466
Cash paid, net of cash acquired	(109,350)	(2,640,475)	(1,500,193)
Units issued in connection with the Berry acquisition	(2,781,888)	—	—
Receivables from sellers	(93)	2,132	3,557
Payables to sellers	(6,854)	443	(4,847)
Liabilities assumed	$2,828,496	$286,090	$21,983
Included in “acquisition of oil and natural gas properties and joint-venture funding, net of cash acquired” on the consolidated statements of cash flows for the year ended December 31, 2013, is approximately $170 million paid by the Company towards the future funding commitment related to the joint-venture agreement entered into with Anadarko (see Note 2).
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Restricted cash of approximately $6 million and $5 million is included in “other noncurrent assets” on the consolidated balance sheets at December 31, 2013, and December 31, 2012, respectively, and primarily represents cash deposited by the Company into a separate account and designated for asset retirement obligations in accordance with contractual agreements.
The Company manages its working capital and cash requirements to borrow only as needed from its Credit Facilities. At December 31, 2013, and December 31, 2012, net outstanding checks of approximately $48 million and $35 million, respectively, were reclassified and included in “accounts payable and accrued expenses” on the consolidated balance sheets. The Company presents net outstanding checks as cash flows from financing activities on the consolidated statements of cash flows.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 16 – Related Party Transactions
LinnCo
LinnCo, an affiliate of LINN Energy, was formed on April 30, 2012. LinnCo’s initial sole purpose was to own units in LINN Energy. In connection with the acquisition of Berry, LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent contribution of assets to LINN Energy. All of LinnCo’s common shares are held by the public. In October 2012, LinnCo completed its IPO and used the net proceeds of approximately $1.2 billion from the offering to acquire 34,787,500 of LINN Energy’s units.
On December 16, 2013, LinnCo and LINN Energy completed the previously-announced transactions contemplated by the merger agreement, as amended, under which Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares. Under the contribution agreement between LinnCo and LINN Energy, LinnCo contributed Berry to LINN Energy in exchange for 93,756,674 newly issued LINN Energy units valued at approximately $2.8 billion.
As of December 31, 2013, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy. At December 31, 2013, LinnCo owned approximately 39% of LINN Energy’s outstanding units.
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
For the year ended December 31, 2013, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $42 million, of which approximately $22 million had been paid by LINN Energy on LinnCo’s behalf. The expenses for the year ended December 31, 2013, include approximately $40 million of transaction costs related to the Berry acquisition (see Note 2), including approximately $9 million of noncash share-based compensation expense. The expenses for the year ended December 31, 2013, also include approximately $2 million related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. The offering costs of approximately $388,000 were incurred in connection with LinnCo’s registration statement on Form S-4 also related to the Berry acquisition. All expenses and costs paid by LINN Energy on LinnCo’s behalf are accounted for as investment at cost.
During the year ended December 31, 2013, the Company paid approximately $101 million in distributions to LinnCo attributable to LinnCo’s interest in LINN Energy.
Other
One of the Company’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the years ended December 31, 2013, and December 31, 2012, the Company paid approximately $26 million and $21 million, respectively, to Superior and its subsidiaries for services rendered to the Company. The transactions associated with these payments were consummated on terms equivalent to those that prevail in arm’s-length transactions.
Note 17 – Subsidiary Guarantors
LINN Energy, LLC’s November 2019 Senior Notes, May 2019 Senior Notes and 2010 Issued Notes are guaranteed by all of the Company’s material subsidiaries, other than Berry Petroleum Company, LLC, which is an indirect wholly owned, unrestricted subsidiary of the Company. The following condensed consolidating financial information presents the financial information of LINN Energy, LLC, the guarantor subsidiaries and the non-guarantor subsidiary at December 31, 2013, and for the year ended December 31, 2013, in accordance with SEC Regulation S-X Rule 3-10. The condensed consolidating

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

financial information for the co-issuer, Linn Energy Finance Corp., is not presented as it has no assets, operations or cash flows. Balances are as of December 31, 2013, and results of operations and cash flows of Berry Petroleum Company, LLC are reflected since December 16, 2013, the date of acquisition (see Note 2). The financial information may not necessarily be indicative of the financial position or results of operations had the guarantor subsidiaries or non-guarantor subsidiary operated as independent entities. Condensed consolidating financial information is not provided for 2012 or 2011 since during those periods, the Company was a holding company that had no independent assets or operations of its own, the guarantees under each series of notes were full and unconditional and joint and several, and any subsidiaries of the Company other than the subsidiary guarantors were minor. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries.

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2013

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52	$1,078	$51,041	$—	$52,171
Accounts receivable – trade, net	—	365,347	122,855	—	488,202
Accounts receivable – affiliates	4,212,348	16,950	—	(4,229,298)	—
Derivative instruments	—	170,534	5,596	—	176,130
Other current assets	330	68,274	30,833	—	99,437
Total current assets	4,212,730	622,183	210,325	(4,229,298)	815,940

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	—	13,074,900	4,813,659	—	17,888,559
Less accumulated depletion and amortization	—	(3,535,890)	(10,394)	—	(3,546,284)
	—	9,539,010	4,803,265	—	14,342,275

Other property and equipment	—	564,756	83,126	—	647,882
Less accumulated depreciation	—	(110,706)	(233)	—	(110,939)
	—	454,050	82,893	—	536,943

Derivative instruments	—	679,491	2,511	—	682,002
Notes receivable – affiliates	86,200	—	—	(86,200)	—
Investments in consolidated subsidiaries	7,139,737	—	—	(7,139,737)	—
Other noncurrent assets, net	108,785	10,968	8,051	—	127,804
	7,334,722	690,459	10,562	(7,225,937)	809,806
Total noncurrent assets	7,334,722	10,683,519	4,896,720	(7,225,937)	15,689,024
Total assets	$11,547,452	$11,305,702	$5,107,045	$(11,455,235)	$16,504,964

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$14,529	$587,774	$247,321	$—	$849,624
Accounts payable – affiliates	—	4,212,348	16,950	(4,229,298)	—
Derivative instruments	—	7,783	20,393	—	28,176
Other accrued liabilities	75,071	59,311	28,993	—	163,375
Current portion of long-term debt	—	—	211,558	—	211,558
Total current liabilities	89,600	4,867,216	525,215	(4,229,298)	1,252,733

Noncurrent liabilities:
Credit facilities	1,560,000	—	1,173,175	—	2,733,175
Term loan	500,000	—	—	—	500,000
Senior notes, net	4,809,055	—	916,428	—	5,725,483
Notes payable – affiliates	—	86,200	—	(86,200)	—
Derivative instruments	—	—	4,649	—	4,649
Other noncurrent liabilities	—	205,406	192,091	—	397,497
Total noncurrent liabilities	6,869,055	291,606	2,286,343	(86,200)	9,360,804

Unitholders’ capital:
Units issued and outstanding	6,282,747	4,833,354	2,315,460	(7,139,737)	6,291,824
Accumulated income (deficit)	(1,693,950)	1,313,526	(19,973)	—	(400,397)
	4,588,797	6,146,880	2,295,487	(7,139,737)	5,891,427
Total liabilities and unitholders’ capital	$11,547,452	$11,305,702	$5,107,045	$(11,455,235)	$16,504,964

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2013

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$2,022,916	$50,324	$—	$2,073,240
Gains (losses) on oil and natural gas derivatives	—	182,906	(5,049)	—	177,857
Marketing revenues	—	53,772	399	—	54,171
Other revenues	—	24,943	1,444	—	26,387
	—	2,284,537	47,118	—	2,331,655
Expenses:
Lease operating expenses	—	357,113	15,410	—	372,523
Transportation expenses	—	125,864	2,576	—	128,440
Marketing expenses	—	36,259	1,633	—	37,892
General and administrative expenses	—	215,973	20,298	—	236,271
Exploration costs	—	5,251	—	—	5,251
Depreciation, depletion and amortization	—	818,466	10,845	—	829,311
Impairment of long-lived assets	—	828,317	—	—	828,317
Taxes, other than income taxes	—	136,501	2,130	—	138,631
Losses on sale of assets and other, net	724	2,705	10,208	—	13,637
	724	2,526,449	63,100	—	2,590,273
Other income and (expenses):
Interest expense, net of amounts capitalized	(415,670)	(1,504)	(3,963)	—	(421,137)
Interest expense – affiliates	—	(5,543)	—	5,543	—
Loss on extinguishment of debt	(5,304)	—	—	—	(5,304)
Interest income – affiliates	5,543	—	—	(5,543)	—
Other, net	(8,283)	(166)	(28)	—	(8,477)
	(423,714)	(7,213)	(3,991)	—	(434,918)
Loss before income taxes	(424,438)	(249,125)	(19,973)	—	(693,536)
Income tax benefit	—	2,199	—	—	2,199
Net loss	$(424,438)	$(246,926)	$(19,973)	$—	$(691,337)

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2013

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from operating activities:
Net loss	$(424,438)	$(246,926)	$(19,973)	$—	$(691,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	818,466	10,845	—	829,311
Impairment of long-lived assets	—	828,317	—	—	828,317
Unit-based compensation expenses	—	42,703	—	—	42,703
Loss on extinguishment of debt	5,304	—	—	—	5,304
Amortization and write-off of deferred financing fees	22,122	—	(615)	—	21,507
Losses on sale of assets and other, net	—	37,232	—	—	37,232
Deferred income tax	—	(2,541)	—	—	(2,541)
Derivatives activities:
Total (gains) losses	—	(182,906)	5,049	—	(177,857)
Cash settlements	—	248,862	—	—	248,862
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	—	17,754	71,434	—	89,188
(Increase) decrease in accounts receivable – affiliates	(120,967)	(16,950)	—	137,917	—
(Increase) decrease in other assets	(330)	5,896	10,613	—	16,179
Increase (decrease) in accounts payable and accrued expenses	178	(52,143)	(25,028)	—	(76,993)
Increase (decrease) in accounts payable and accrued expenses – affiliates	—	120,967	16,950	(137,917)	—
Increase (decrease) in other liabilities	2,092	6,842	(12,597)	—	(3,663)
Net cash provided by (used in) operating activities	(516,039)	1,625,573	56,678	—	1,166,212

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding, net of cash acquired	—	(730,326)	451,113	—	(279,213)
Development of oil and natural gas properties	—	(1,060,547)	(17,478)	—	(1,078,025)
Purchases of other property and equipment	—	(92,352)	—	—	(92,352)
Investment in affiliates	435,000	—	—	(435,000)	—
Change in notes receivable with affiliate	(26,700)	—	—	26,700	—
Proceeds from sale of properties and equipment and other	(22,039)	218,312	—	—	196,273
Net cash provided by (used in) investing activities	386,261	(1,664,913)	433,635	(408,300)	(1,253,317)

LINN ENERGY, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from financing activities:
Proceeds from borrowings	2,230,000	—	—	—	2,230,000
Repayments of debt	(1,404,898)	—	—	—	(1,404,898)
Distributions to unitholders	(682,241)	—	—	—	(682,241)
Financing fees, offering expenses and other, net	(13,138)	12,422	(4,272)	—	(4,988)
Change in note payable with affiliate	—	26,700	—	(26,700)	—
Capital contribution – affiliates	—	—	(435,000)	435,000	—
Excess tax benefit from unit-based compensation	—	160	—	—	160
Net cash provided by (used in) financing activities	129,723	39,282	(439,272)	408,300	138,033

Net increase (decrease) in cash and cash equivalents	(55)	(58)	51,041	—	50,928
Cash and cash equivalents:
Beginning	107	1,136	—	—	1,243
Ending	$52	$1,078	$51,041	$—	$52,171

Note 18 – SEC Inquiry
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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Property acquisition costs: (1)
Proved	$3,740,379	$2,531,419	$1,328,328
Unproved	1,638,302	181,124	188,409
Exploration costs	13,096	452	80
Development costs	1,153,770	1,062,043	639,395
Asset retirement costs	7,351	4,675	2,427
Total costs incurred	$6,552,898	$3,779,713	$2,158,639

(1)	See Note 2 for details about the Company’s acquisitions.
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	December 31,
	2013	2012
	(in thousands)
Proved properties:
Leasehold acquisition	$12,277,089	$8,603,888
Development	3,660,277	2,553,127
Unproved properties	1,951,193	454,315
	17,888,559	11,611,330
Less accumulated depletion and amortization	(3,546,284)	(2,025,656)
	$14,342,275	$9,585,674

LINN ENERGY, LLC
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

Results of Oil and Natural Gas Producing Activities
The results of operations for oil, natural gas and NGL producing activities (excluding corporate overhead and interest costs) are presented below:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquid sales	$2,073,240	$1,601,180	$1,162,037
Gains on oil and natural gas derivatives	177,857	124,762	449,940
	2,251,097	1,725,942	1,611,977
Production costs:
Lease operating expenses	372,523	317,699	232,619
Transportation expenses	128,440	77,322	28,358
Severance and ad valorem taxes	139,202	130,805	78,458
	640,165	525,826	339,435
Other costs:
Exploration costs	5,251	1,915	2,390
Depletion and amortization	790,320	579,382	320,096
Impairment of long-lived assets	828,317	422,499	—
Gains on sale of assets and other, net	(138)	(1,369)	(1,001)
Texas margin tax (benefit) expense	458	(787)	1,599
	1,624,208	1,001,640	323,084
Results of operations	$(13,276)	$198,476	$949,458
There is no federal tax provision included in the results above because the Company’s subsidiaries subject to federal tax do not own any of the Company’s oil and natural gas interests. Limited liability companies are subject to Texas margin tax and were also subject to state income taxes in the state of Michigan during 2011; however, no taxes were assessed in this state for producing activities during that year. See Note 14 for additional information about income taxes.

LINN ENERGY, LLC
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

Proved Oil, Natural Gas and NGL Reserves
The proved reserves of oil, natural gas and NGL of the Company have been prepared by the independent engineering firm, DeGolyer and MacNaughton. In accordance with SEC regulations, reserves at December 31, 2013, December 31, 2012, and December 31, 2011, were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, excluding escalations based upon future conditions. An analysis of the change in estimated quantities of oil, natural gas and NGL reserves, all of which are located within the U.S., is shown below:

	Year Ended December 31, 2013
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
Proved developed and undeveloped reserves:
Beginning of year	2,571	191.5	179.4	4,796
Revisions of previous estimates	(17)	(21.3)	(2.0)	(157)
Purchase of minerals in place	356	191.1	17.8	1,610
Sales of minerals in place	(24)	(5.2)	(2.9)	(73)
Extensions, discoveries and other additions	286	21.7	18.5	527
Production	(162)	(12.2)	(10.8)	(300)
End of year	3,010	365.6	200.0	6,403
Proved developed reserves:
Beginning of year	1,661	131.4	113.0	3,127
End of year	2,027	252.4	133.2	4,340
Proved undeveloped reserves:
Beginning of year	910	60.1	66.4	1,669
End of year	983	113.2	66.8	2,063

	Year Ended December 31, 2012
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
Proved developed and undeveloped reserves:
Beginning of year	1,675	189.0	93.5	3,370
Revisions of previous estimates	(559)	(26.5)	(14.1)	(803)
Purchase of minerals in place	1,176	23.1	75.3	1,766
Extensions, discoveries and other additions	407	16.6	33.7	709
Production	(128)	(10.7)	(9.0)	(246)
End of year	2,571	191.5	179.4	4,796
Proved developed reserves:
Beginning of year	998	124.8	47.8	2,034
End of year	1,661	131.4	113.0	3,127
Proved undeveloped reserves:
Beginning of year	677	64.2	45.7	1,336
End of year	910	60.1	66.4	1,669

LINN ENERGY, LLC
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

	Year Ended December 31, 2011
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)
Proved developed and undeveloped reserves:
Beginning of year	1,233	156.4	70.9	2,597
Revisions of previous estimates	(71)	(9.2)	0.9	(121)
Purchase of minerals in place	337	39.3	1.0	579
Extensions, discoveries and other additions	240	10.3	24.6	450
Production	(64)	(7.8)	(3.9)	(135)
End of year	1,675	189.0	93.5	3,370
Proved developed reserves:
Beginning of year	805	103.0	39.9	1,662
End of year	998	124.8	47.8	2,034
Proved undeveloped reserves:
Beginning of year	428	53.4	31.0	935
End of year	677	64.2	45.7	1,336
The tables above include changes in estimated quantities of oil and NGL reserves shown in Mcf equivalents at a rate of one barrel per six Mcf.
Proved reserves increased by approximately 1,607 Bcfe to approximately 6,403 Bcfe for the year ended December 31, 2013, from 4,796 Bcfe for the year ended December 31, 2012. The year ended December 31, 2013, includes 157 Bcfe of negative revisions of previous estimates, due primarily to 100 Bcfe of negative revisions due to asset performance and 109 Bcfe of negative revisions due to the SEC five-year development limitation on PUDs, partially offset by 52 Bcfe of positive revisions primarily due to higher natural gas prices. During the year ended December 31, 2013, three acquisitions increased proved reserves by approximately 1,610 Bcfe and the sale of the Panther Operated Cleveland Properties decreased proved reserves by approximately 73 Bcfe. In addition, extensions and discoveries, primarily from 557 productive wells drilled during the year, contributed approximately 527 Bcfe to the increase in proved reserves.
Proved reserves increased by approximately 1,426 Bcfe to approximately 4,796 Bcfe for the year ended December 31, 2012, from 3,370 Bcfe for the year ended December 31, 2011. The year ended December 31, 2012, includes 803 Bcfe of negative revisions of previous estimates, due primarily to 340 Bcfe of negative revisions due to asset performance, 248 Bcfe of negative revisions primarily due to lower natural gas prices and 215 Bcfe of negative revisions due to the SEC five-year development limitation on PUDs. During the year ended December 31, 2012, seven acquisitions increased proved reserves by approximately 1,766 Bcfe. In addition, extensions and discoveries, primarily from 436 productive wells drilled during the year, contributed approximately 709 Bcfe to the increase in proved reserves.
Proved reserves increased by approximately 773 Bcfe to approximately 3,370 Bcfe for the year ended December 31, 2011, from 2,597 Bcfe for the year ended December 31, 2010. The year ended December 31, 2011, includes 121 Bcfe of negative revisions of previous estimates, due primarily to 153 Bcfe of negative revisions due to asset performance. These negative revisions were partially offset by 32 Bcfe of positive revisions primarily due to higher oil prices. During the year ended December 31, 2011, 12 acquisitions increased proved reserves by approximately 579 Bcfe. In addition, extensions and discoveries, primarily from 292 productive wells drilled during the year, contributed approximately 450 Bcfe to the increase in proved reserves.
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves
Information with respect to the standardized measure of discounted future net cash flows relating to proved reserves is summarized below. Future cash inflows are computed by applying applicable prices relating to the Company’s proved reserves to the year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. There are no future income tax expenses because the Company is not subject to federal income taxes. Limited liability companies are subject to Texas margin tax and were also subject to state income taxes in the state of Michigan during 2011; however, these amounts are not

LINN ENERGY, LLC
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

material. See Note 14 for additional information about income taxes.

	December 31,
	2013	2012	2011
	(in thousands)

Future estimated revenues	$51,112,346	$30,374,380	$29,319,369
Future estimated production costs	(19,306,728)	(11,460,854)	(9,464,319)
Future estimated development costs	(5,110,896)	(3,574,058)	(2,848,497)
Future net cash flows	26,694,722	15,339,468	17,006,553
10% annual discount for estimated timing of cash flows	(14,795,393)	(9,266,487)	(10,391,693)
Standardized measure of discounted future net cash flows	$11,899,329	$6,072,981	$6,614,860

Representative NYMEX prices: (1)
Natural gas (MMBtu)	$3.67	$2.76	$4.12
Oil (Bbl)	$96.89	$94.64	$95.84

(1)
In accordance with SEC regulations, reserves at December 31, 2013, December 31, 2012, and December 31, 2011, were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, excluding escalations based upon future conditions. The average price used to estimate reserves is held constant over the life of the reserves.

The following summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Sales and transfers of oil, natural gas and NGL produced during the period	$(1,433,075)	$(1,075,354)	$(822,602)
Changes in estimated future development costs	317,064	289,762	27,236
Net change in sales and transfer prices and production costs related to future production	203,370	(1,463,820)	784,308
Purchase of minerals in place	5,113,335	2,153,651	1,452,169
Sale of minerals in place	(139,384)	—	—
Extensions, discoveries, and improved recovery	801,254	413,702	552,704
Previously estimated development costs incurred during the period	444,861	442,322	306,827
Net change due to revisions in quantity estimates	(220,224)	(1,595,302)	(292,343)
Accretion of discount	607,298	661,486	422,353
Changes in production rates and other	131,849	(368,326)	(39,324)
	$5,826,348	$(541,879)	$2,391,328
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
Quarterly Financial Data

	Quarters Ended
	March 31	June 30	September 30	December 31 (2)
	(in thousands, except per unit amounts)
2013:
Oil, natural gas and natural gas liquid sales	$462,732	$488,207	$537,671	$584,630
Gains (losses) on oil and natural gas derivatives	(108,370)	326,733	(63,931)	23,425
Total revenues and other	369,060	838,825	494,562	629,208
Total expenses (1)	478,235	385,540	420,803	1,292,058
(Gain) losses on sale of assets and other, net	3,172	(959)	827	10,597
Net income (loss)	(221,885)	345,157	(30,060)	(784,549)

Net income (loss) per unit:
Basic	$(0.96)	$1.47	$(0.13)	$(3.15)
Diluted	$(0.96)	$1.46	$(0.13)	$(3.15)

(1)
Includes the following expenses: lease operating, transportation, marketing, general and administrative, exploration, depreciation, depletion and amortization, impairment of long-lived assets and taxes, other than income taxes.

(2)	Includes the results of operations of the Berry Acquisition since the acquisition date (see Note 2).

	Quarters Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per unit amounts)
2012:
Oil, natural gas and natural gas liquid sales	$348,895	$347,227	$444,082	$460,976
Gains (losses) on oil and natural gas derivatives	2,031	439,647	(411,405)	94,489
Total revenues and other	354,090	800,597	48,328	571,225
Total expenses (1)	269,092	460,655	376,323	656,221
(Gain) losses on sale of assets and other, net	1,494	(2)	16	31
Net income (loss)	(6,202)	237,086	(430,005)	(187,495)

Net income (loss) per unit:
Basic	$(0.04)	$1.19	$(2.18)	$(0.83)
Diluted	$(0.04)	$1.19	$(2.18)	$(0.83)

(1)
Includes the following expenses: lease operating, transportation, marketing, general and administrative, exploration, depreciation, depletion and amortization, impairment of long-lived assets and taxes, other than income taxes.

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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.
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
On December 16, 2013, the Company acquired Berry Petroleum Company (“Berry”) as described in Note 2. Prior to the acquisition date, there were no changes in either company’s internal control over financial reporting during the fourth quarter of 2013 that materially affected, or were reasonably likely to materially affect, either company’s internal control over financial reporting.
Post-acquisition, management maintained the effectiveness of each company’s legacy controls over the design and operation of its disclosure controls and procedures. In addition, management designed and tested additional controls over the financial reporting process, which support the preparation of the Company’s consolidated financial statements in accordance with U.S. GAAP. The Company plans to complete the integration of Berry’s and LINN Energy’s internal control over financial reporting in 2014.
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

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
A list of the Company’s executive officers and biographical information appears below under the caption “Executive Officers of the Company.” Information about Company Directors may be found under the caption “Election of Directors” of the Proxy Statement for the Annual Meeting of Unitholders to be held on April 22, 2014 (the “2014 Proxy Statement”). That information is incorporated herein by reference.
The information in the 2014 Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.
The information required by this item regarding audit committee related matters, codes of ethics and committee charters is incorporated by reference from the 2014 Proxy Statement under the caption “Corporate Governance.”
Executive Officers of the Company

Name	Age	Position with the Company

Mark E. Ellis	57	Chairman, President and Chief Executive Officer
Kolja Rockov	43	Executive Vice President and Chief Financial Officer
Arden L. Walker, Jr.	54	Executive Vice President and Chief Operating Officer
David B. Rottino	47	Executive Vice President, Business Development and Chief Accounting Officer
Thomas E. Emmons	45	Senior Vice President – Corporate Services
Jamin B. McNeil	48	Senior Vice President – Houston Division Operations
Candice J. Wells	39	Vice President, General Counsel and Corporate Secretary
Mark E. Ellis is the Chairman, President and Chief Executive Officer and has served in such capacity since December 2011. He previously served as President, Chief Executive Officer and Director from January 2010 to December 2011 and from December 2007 to January 2010, Mr. Ellis served as President and Chief Operating Officer of the Company. Mr. Ellis is a member of the Society of Petroleum Engineers and the National Petroleum Council. Mr. Ellis serves on the boards of the Independent Petroleum Association of America, American Exploration & Production Council, Industry Board of Petroleum Engineering at Texas A&M University, Houston Museum of Natural Science and The Center for the Performing Arts at The Woodlands. In addition, he is Chairman of the Board for The Center for Hearing and Speech, and holds a position as trustee on the Texas A&M University 12th Man Foundation Board of Trustees.
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
David B. Rottino is the Executive Vice President, Business Development and Chief Accounting Officer and has served in such capacity since January 2014. He previously served as Senior Vice President of Finance, Business Development and Chief Accounting Officer from July 2010 to January 2014 and from June 2008 to July 2010, Mr. Rottino served as Senior Vice President and Chief Accounting Officer. Mr. Rottino is a Certified Public Accountant. He also serves on the Board of Camp for All.

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

Thomas E. Emmons is the Senior Vice President – Corporate Services and has served in such capacity since January 2014. He previously served as Vice President – Corporate Services from September 2012 to January 2014 and from August 2008 to September 2012, Mr. Emmons served as Vice President, Human Resources and Environmental, Health and Safety. He also serves on the Board of the Nehemiah Center in Houston.
Jamin B. McNeil is the Senior Vice President – Houston Division Operations and has served in such capacity since January 2014. From June 2007 to January 2014, Mr. McNeil served as Vice President – Houston Division Operations. Mr. McNeil is a member of the Society of Petroleum Engineers.
Candice J. Wells is the Vice President, General Counsel and Corporate Secretary and has served in such capacity since October 2013. From March 2013 to October 2013, Ms. Wells served as Vice President, acting General Counsel and Corporate Secretary. From September 2011 to March 2013, Ms. Wells served as Vice President, Assistant General Counsel and Corporate Secretary and from August 2007 to September 2011, she served as Senior Corporate Counsel and Assistant Corporate Secretary. Ms. Wells serves on the Board of the Youth Development Center and on the advisory board for Girls Inc.
Item 11.    Executive Compensation
Information required by this item is incorporated herein by reference to the 2014 Proxy Statement.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated herein by reference to the 2014 Proxy Statement.
Securities Authorized for Issuance Under Equity Compensation Plans
The following summarizes information regarding the number of units that are available for issuance under all of the Company’s equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Unit Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Unit Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,433,223	$30.22	6,153,677
Equity compensation plans not approved by security holders	—	—	—
	6,433,223	$30.22	6,153,677
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated herein by reference to the 2014 Proxy Statement.
Item 14.    Principal Accounting Fees and Services
Information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

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

LINN ENERGY, LLC

Date: February 27, 2014	By:	/s/ Mark E. Ellis
Mark E. Ellis
Chairman, President and Chief Executive Officer

Date: February 27, 2014	By:	/s/ David B. Rottino
David B. Rottino
Executive Vice President, Business Development and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Ellis	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2014
Mark E. Ellis

/s/ Kolja Rockov	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014
Kolja Rockov

/s/ David B. Rottino	Executive Vice President, Business Development and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014
David B. Rottino

/s/ Michael C. Linn	Founder and Director	February 27, 2014
Michael C. Linn

/s/ George A. Alcorn	Independent Director	February 27, 2014
George A. Alcorn

/s/ David D. Dunlap	Independent Director	February 27, 2014
David D. Dunlap

/s/ Stephen J. Hadden	Independent Director	February 27, 2014
Stephen J. Hadden

/s/ Joseph P. McCoy	Independent Director	February 27, 2014
Joseph P. McCoy

/s/ Jeffrey C. Swoveland	Independent Director	February 27, 2014
Jeffrey C. Swoveland

Index to Exhibits

Exhibit Number		Description
2.1	—
Agreement and Plan of Merger, dated as of February 20, 2013, by and among Berry Petroleum Company, Bacchus HoldCo, Inc., Bacchus Merger Sub, Inc., LinnCo, LLC, Linn Acquisition Company, LLC and Linn Energy, LLC, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of November 3, 2013 and Amendment No. 2 to Agreement and Plan of Merger, dated as of November 13, 2013 (incorporated herein by reference to Annex A to the Joint Proxy Statement/Prospectus for 2013 Annual Meeting filed on November 14, 2013)

2.2	—
Contribution Agreement, dated February 20, 2013, by and between LinnCo, LLC and Linn Energy LLC, as amended by Amendment No. 1 to Contribution Agreement, dated as of November 3, 2013 (incorporated herein by reference to Annex B to the Joint Proxy Statement/Prospectus for 2013 Annual Meeting filed on November 14, 2013)

2.3	—
Asset Purchase and Sale Agreement, dated as of April 3, 2013, between Linn Energy Holdings, LLC, Panther Energy, LLC and Red Willow Mid-Continent, LLC, as Sellers and Midstates Petroleum Company, Inc., as Buyer (incorporated herein by reference to Exhibit 2.3 to Quarterly Report on Form 10-Q filed on April 25, 2013)

2.4	—
Purchase and Sale Agreement by and among B.C. Operating, Inc., Crump Energy Partners, LLC, Crown Oil Partners IV, LP, Compass Operating, LLC, Compass Oil & Gas, L.P. and Linn Energy Holdings, LLC, dated September 11, 2013 (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on October 28, 2013)

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

3.4	—
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

4.3	—
Indenture, dated as of September 13, 2010, among Linn Energy, LLC, Linn Energy Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed on September 13, 2010)

4.4	—
Indenture, dated as of May 13, 2011, among Linn Energy, LLC, Linn Energy Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed on May 16, 2011)

4.5	—
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

Index to Exhibits - Continued

Exhibit Number		Description
4.7	—
Registration Rights Agreement, dated as of March 2, 2012, among Linn Energy, LLC, Linn Energy Finance Corp., the Subsidiary Guarantors named therein and the representatives of the Initial Purchasers named therein (incorporated herein by reference to Exhibit 4.2 to Current Report on Form 8-K filed on March 2, 2012)

4.8	—
Indenture, dated June 15, 2006, between Berry Petroleum Company and Wells Fargo Bank, National Association, as trustee, relating to senior debt securities (incorporated by reference to Exhibit 4.1 to Berry Petroleum Company’s Current Report on Form 8-K filed on May 29, 2009)

4.9	—
First Supplemental Indenture, dated May 27, 2009, between Berry Petroleum Company and Wells Fargo Bank, National Association, as Trustee, including the form of 10.25% senior note due 2014 (incorporated by reference to Exhibit 4.2 to Berry Petroleum Company’s Current Report on Form 8-K filed on May 29, 2009)

4.10	—
Second Supplemental Indenture, dated November 1, 2010, between Berry Petroleum Company and Wells Fargo Bank, National Association, as trustee, including the form of 6.75% senior note due 2020 (incorporated by reference to Exhibit 4.2 to Berry Petroleum Company’s Current Report on Form 8-K filed on November 1, 2010)

4.11	—
Third Supplemental Indenture, dated March 9, 2012, between Berry Petroleum Company and Wells Fargo Bank, National Association, as trustee, including the form of 6.375% senior note due 2022 (incorporated by reference to Exhibit 4.2 to Berry Petroleum Company’s Current Report on Form 8-K filed on March 9, 2012)

10.1*	—	Linn Energy, LLC Amended and Restated Long-Term Incentive Plan (incorporated herein by reference to Annex D to the Joint Proxy Statement/Prospectus for 2013 Annual Meeting, filed on November 14, 2013)
10.2*	—
Form of Executive Unit Option Agreement pursuant to the Linn Energy, LLC Amended and Restated Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

10.3*	—
Form of Executive Restricted Unit Agreement pursuant to the Linn Energy, LLC Amended and Restated Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

10.4*	—
Form of Phantom Unit Grant Agreement for Independent Directors pursuant to the Linn Energy, LLC Amended and Restated Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 9, 2006)

10.5*	—
Form of Director Restricted Unit Grant Agreement pursuant to the Linn Energy, LLC Amended and Restated Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

10.6*	—
Form of Non-Executive Phantom Unit Agreement pursuant to the Linn Energy, LLC Amended and Restated Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013)

10.7* **	—	Form of Performance Unit Award Agreement pursuant to the Linn Energy, LLC Amended and Restated Long-Term Incentive Plan,
10.8*	—
Retirement Agreement, dated as of November 29, 2011, by and among Linn Operating, Inc., Linn Energy, LLC and Michael C. Linn (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 1, 2011)

10.9*	—
Third Amended and Restated Employment Agreement, dated effective as of December 17, 2008, between Linn Operating, Inc. and Kolja Rockov (incorporated herein by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

10.10*	—
Amended and Restated Employment Agreement, dated effective as of December 17, 2008, between Linn Operating, Inc. and Mark E. Ellis (incorporated herein by reference to Exhibit 10.9 to Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

Index to Exhibits - Continued

Exhibit Number		Description
10.11*	—
Amendment No. 1, dated effective as of January 1, 2010, to Amended and Restated Employment Agreement, dated effective as of December 17, 2008, between Linn Operating, Inc. and Mark E. Ellis (incorporated herein by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 25, 2010)

10.12*	—
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

10.14*	—
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

10.17*	—
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

10.25*	—
Indemnity Agreement, dated as of February 4, 2013, between Linn Energy, LLC and Linda M. Stephens (incorporated herein by reference to Exhibit 10.29 to Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 21, 2013)

10.26* **	—	Amended and Restated Indemnity Agreement, dated as of January 16, 2014, between Linn Energy, LLC, LinnCo, LLC and Stephen J. Hadden
10.27	—
Sixth Amended and Restated Credit Agreement dated as of April 24, 2013, among Linn Energy, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on April 25, 2013)

Index to Exhibits - Continued

Exhibit Number		Description
10.28**	—
First Amendment to Sixth Amended and Restated Credit Agreement, dated October 30, 2013, among Linn Energy, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto

10.29**	—
Second Amendment to Sixth Amended and Restated Credit Agreement, dated December 13, 2013, among Linn Energy, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto

10.30	—
Second Amended and Restated Credit Agreement, dated November 15, 2010, by and among Berry Petroleum Company, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 99.1 to Berry Petroleum Company’s Current Report on Form 8-K filed on November 17, 2010).

10.31	—
First Amendment to the Second Amended and Restated Credit Agreement, dated April 13, 2011, by and among Berry Petroleum Company, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 4.1 to Berry Petroleum Company’s Current Report on Form 8-K filed on April 13, 2011)

10.32	—
Second Amendment to the Second Amended and Restated Credit Agreement, dated June 17, 2011, by and among Berry Petroleum Company, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto. (incorporated by reference to Exhibit 4.1 to Berry Petroleum Company’s Quarterly Report on Form 10-Q filed on November 3, 2011)

10.33	—
Third Amendment to the Second Amended and Restated Credit Agreement, dated October 26, 2011, by and among Berry Petroleum Company, Wells Fargo Bank, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 4.1 to Berry Petroleum Company’s Current Report on Form 8-K filed on October 27, 2011)

10.34	—
Fourth Amendment to the Second Amended and Restated Credit Agreement dated April 13, 2012 by and among the Registrant and Wells Fargo Bank, N.A. and other lenders (incorporated by reference to Exhibit 4.1 to Berry Petroleum Company’s Current Report on Form 8-K filed on April 17, 2012)

10.35	—
Fifth Amendment to its Second Amended and Restated Credit Agreement, dated May 21, 2012, by and among Berry Petroleum Company, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Berry Petroleum Company’s Quarterly Report on Form 10-Q filed on October 24, 2013)

10.36	—
Sixth Amendment to its Second Amended and Restated Credit Agreement, dated October 22, 2013, by and among Berry Petroleum Company, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.2 to Berry Petroleum Company’s Quarterly Report on Form 10-Q filed on October 24, 2013)

10.37**	—
Seventh Amendment to Second Amended and Restated Credit Agreement of Berry Petroleum Company, LLC, dated December 16, 2013, among Berry Petroleum Company, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto

10.38**	—
Eighth Amendment to Second Amended and Restated Credit Agreement of Berry Petroleum Company, LLC, dated February 21, 2014, among Berry Petroleum Company, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto

10.39	—
Fifth Amended and Restated Guaranty and Pledge Agreement, dated as of May 2, 2011, made by Linn Energy, LLC and each of the other Obligors in favor of BNP Paribas, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on July 28, 2011)

10.40	—	Linn Energy, LLC Change of Control Protection Plan, dated as of April 25, 2009, (incorporated herein by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on May 7, 2009)
10.41	—
Salt Creek EOR Participation Agreement, dated April 3, 2012, by and between
Howell Petroleum Corporation and Linn Energy Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on April 26, 2012)

12.1**	—	Computation of Ratio of Earnings to Fixed Charges
21.1**	—	Significant Subsidiaries of Linn Energy, LLC
23.1**	—	Consent of KPMG LLP
23.2**	—	Consent of DeGolyer and MacNaughton

Index to Exhibits - Continued

Exhibit Number		Description
23.3**	—	Consent of DeGolyer and MacNaughton
31.1**	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
31.2**	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
32.1**	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
32.2**	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
99.1**	—	2013 Report of DeGolyer and MacNaughton
99.2**	—	2013 Report of DeGolyer and MacNaughton
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

**	Filed herewith.

†	Furnished herewith.