Form 10-Q
period 2014-03-31
LINN ENERGY, LLC
filed 2014-05-01
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2014, there were 331,405,514 units outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
LINN ENERGY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$68,314	$52,171
Accounts receivable – trade, net	522,945	488,202
Derivative instruments	115,171	176,130
Other current assets	92,075	99,437
Total current assets	798,505	815,940

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	18,291,878	17,888,559
Less accumulated depletion and amortization	(3,796,841)	(3,546,284)
	14,495,037	14,342,275

Other property and equipment	659,815	647,882
Less accumulated depreciation	(123,191)	(110,939)
	536,624	536,943

Derivative instruments	519,392	682,002
Other noncurrent assets	125,130	127,804
	644,522	809,806
Total noncurrent assets	15,676,183	15,689,024
Total assets	$16,474,688	$16,504,964

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$797,460	$849,624
Derivative instruments	35,347	28,176
Other accrued liabilities	189,562	163,375
Current portion of long-term debt	207,502	211,558
Total current liabilities	1,229,871	1,252,733

Noncurrent liabilities:
Credit facilities	3,033,175	2,733,175
Term loan	500,000	500,000
Senior notes, net	5,725,383	5,725,483
Derivative instruments	891	4,649
Other noncurrent liabilities	394,416	397,497
Total noncurrent liabilities	9,653,865	9,360,804

Commitments and contingencies (Note 10)

Unitholders’ capital:
331,405,514 units and 329,661,161 units issued and outstanding at March 31, 2014, and December 31, 2013, respectively	6,076,686	6,291,824
Accumulated deficit	(485,734)	(400,397)
	5,590,952	5,891,427
Total liabilities and unitholders’ capital	$16,474,688	$16,504,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$938,877	$462,732
Losses on oil and natural gas derivatives	(241,493)	(108,370)
Marketing revenues	30,546	9,852
Other revenues	5,657	4,846
	733,587	369,060
Expenses:
Lease operating expenses	194,033	88,721
Transportation expenses	45,630	27,183
Marketing expenses	21,072	7,374
General and administrative expenses	79,228	58,566
Exploration costs	1,091	2,226
Depreciation, depletion and amortization	267,801	197,441
Impairment of long-lived assets	—	57,053
Taxes, other than income taxes	65,713	39,671
Losses on sale of assets and other, net	2,586	3,172
	677,154	481,407
Other income and (expenses):
Interest expense, net of amounts capitalized	(133,813)	(100,359)
Other, net	(2,303)	(1,643)
	(136,116)	(102,002)
Loss before income taxes	(79,683)	(214,349)
Income tax expense	5,654	7,536
Net loss	$(85,337)	$(221,885)

Net loss per unit:
Basic	$(0.27)	$(0.96)
Diluted	$(0.27)	$(0.96)
Weighted average units outstanding:
Basic	328,329	233,176
Diluted	328,329	233,176

Distributions declared per unit	$0.725	$0.725

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ CAPITAL
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Deficit	Total Unitholders’ Capital
	(in thousands)

December 31, 2013	329,661	$6,291,824	$(400,397)	$5,891,427
Issuance of units	1,745	1,978	—	1,978
Distributions to unitholders		(240,073)	—	(240,073)
Unit-based compensation expenses		21,500	—	21,500
Excess tax benefit from unit-based compensation		1,457	—	1,457
Net loss		—	(85,337)	(85,337)
March 31, 2014	331,406	$6,076,686	$(485,734)	$5,590,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flow from operating activities:
Net loss	$(85,337)	$(221,885)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	267,801	197,441
Impairment of long-lived assets	—	57,053
Unit-based compensation expenses	21,500	11,262
Amortization and write-off of deferred financing fees	2,313	5,412
Losses on sale of assets and other, net	1,327	15,306
Deferred income taxes	5,584	7,503
Derivatives activities:
Total losses	241,493	108,370
Cash settlements	(14,511)	85,794
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	(34,337)	55,544
Increase in other assets	(4,176)	(1,327)
Increase (decrease) in accounts payable and accrued expenses	16,105	(13,609)
Increase in other liabilities	16,720	27,730
Net cash provided by operating activities	434,482	334,594

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	(25,345)	(15,128)
Development of oil and natural gas properties	(394,843)	(235,804)
Purchases of other property and equipment	(10,151)	(25,843)
Proceeds from sale of properties and equipment and other	(10,686)	(2,224)
Net cash used in investing activities	(441,025)	(278,999)

Cash flow from financing activities:
Proceeds from borrowings	540,000	300,000
Repayments of debt	(241,188)	(145,000)
Distributions to unitholders	(240,073)	(170,954)
Financing fees and other, net	(37,510)	(34,850)
Excess tax benefit from unit-based compensation	1,457	—
Net cash provided by (used in) financing activities	22,686	(50,804)

Net increase in cash and cash equivalents	16,143	4,791
Cash and cash equivalents:
Beginning	52,171	1,243
Ending	$68,314	$6,034
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
Nature of Business
Linn Energy, LLC (“LINN Energy” or the “Company”) is an independent oil and natural gas company. LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. The Company’s properties are located in the United States (“U.S.”), in the Mid-Continent, the Rockies, the Permian Basin, California, the Hugoton Basin, Michigan, Illinois and east Texas.
Principles of Consolidation and Reporting
The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2013. The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
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
Note 2 – Acquisitions, Joint-Venture Funding and Divestiture
For the three months ended March 31, 2014, the Company paid approximately $25 million, including interest, towards the future funding commitment related to the joint-venture agreement it entered into with an affiliate of Anadarko Petroleum Corporation (“Anadarko”) in April 2012. As of February 2014, the Company had fully funded the total commitment of $400 million.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

During the three months ended March 31, 2014, the Company completed small acquisitions of oil and natural gas properties located in its various operating regions. The Company, in the aggregate, paid approximately $600,000 in total consideration for these properties.
Acquisitions - 2013
Berry Acquisition
On December 16, 2013, the Company completed the transactions contemplated by the merger agreement between the Company, LinnCo, LLC (“LinnCo”), an affiliate of LINN Energy, and Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), under which LinnCo acquired all of the outstanding common shares of Berry and the contribution agreement between LinnCo and the Company, under which LinnCo contributed Berry to the Company in exchange for LINN Energy units. Under the merger agreement, as amended, Berry’s shareholders received 1.68 LinnCo common shares for each Berry common share they owned, totaling 93,756,674 LinnCo common shares. Under the contribution agreement, LinnCo contributed Berry to LINN Energy in exchange for 93,756,674 newly issued LINN Energy units, after which Berry became an indirect wholly owned subsidiary of LINN Energy. The transaction has a value of approximately $4.6 billion, including the assumption of approximately $2.3 billion of Berry’s debt and net of cash acquired of approximately $451 million.
This acquisition was accounted for under the acquisition method of accounting. Accordingly, the Company conducted assessments of net assets acquired and recognized amounts for identifiable assets acquired and liabilities assumed at their estimated fair values on the acquisition date, while transaction and integration costs associated with the acquisitions were expensed as incurred. The initial accounting for the business combination is not complete and adjustments to provisional amounts, or recognition of additional assets acquired or liabilities assumed, may occur as more detailed analyses are completed and additional information is obtained about the facts and circumstances that existed as of the acquisition date. The results of operations of the acquisition have been included in the condensed consolidated financial statements since the acquisition date.
The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the three months ended March 31, 2013, assuming the Berry acquisition had been completed as of January 1, 2013, including adjustments to reflect the values assigned to the net assets acquired:

Three Months Ended March 31, 2013
(in thousands, except per unit amounts)

Total revenues and other	$645,209
Total operating expenses	$669,912
Net loss	$(157,320)

Net loss per unit:
Basic	$(0.49)
Diluted	$(0.49)
The pro forma condensed combined statement of operations includes adjustments to:

•	Reflect the results of Berry.

•
Reflect incremental depreciation, depletion and amortization expense, using the units-of-production method, related to oil and natural gas properties acquired and using an estimated useful life of 20 years for other property and equipment.

•	Reflect a reduction in interest expense related to the amortization of the adjustment to fair value of Berry’s debt using the effective interest method.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

•
Exclude transaction costs included in the historical statement of operations for the three months ended March 31, 2013, as they reflect nonrecurring charges not expected to have a continuing impact on the combined results.

•	Reflect approximately 93.8 million LINN Energy units assumed to be issued in conjunction with the transaction on January 1, 2013.
Divestiture – 2013
On May 31, 2013, the Company, through one of its wholly owned subsidiaries, together with the Company’s partners, Panther Energy, LLC and Red Willow Mid-Continent, LLC, completed the sale of its interests in certain oil and natural gas properties located in the Mid-Continent region (“Panther Operated Cleveland Properties”) to Midstates Petroleum Company, Inc. At March 31, 2013, the carrying value of these properties was reduced to fair value less costs to sell, resulting in an impairment charge of approximately $57 million for the three months ended March 31, 2013. The fair value was estimated using Level 2 inputs consisting of the mutually agreed upon selling price the Company expected to receive upon the sale, and the properties were classified as “assets held for sale” at March 31, 2013. The charge is included in “impairment of long-lived assets” on the condensed consolidated statement of operations.
Note 3 – Unitholders’ Capital
Distributions
Under the Company’s limited liability company agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions over the next four quarters. Distributions paid by the Company are presented on the condensed consolidated statement of unitholders’ capital and the condensed consolidated statements of cash flows. On April 1, 2014, the Company’s Board of Directors declared a cash distribution of $0.725 per unit with respect to the first quarter of 2014, to be paid in three equal installments of $0.2416 per unit. The first monthly distribution with respect to the first quarter of 2014, totaling approximately $80 million, was paid on April 16, 2014, to unitholders of record as of the close of business on April 11, 2014.
Note 4 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	March 31, 2014	December 31, 2013
	(in thousands)
Proved properties:
Leasehold acquisition	$12,282,858	$12,277,089
Development	4,072,492	3,660,277
Unproved properties	1,936,528	1,951,193
	18,291,878	17,888,559
Less accumulated depletion and amortization	(3,796,841)	(3,546,284)
	$14,495,037	$14,342,275

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 5 – Unit-Based Compensation
During the three months ended March 31, 2014, the Company granted 1,435,342 restricted units and 214,875 phantom units to employees, primarily as part of its annual review of its employees’ compensation, including executives, with an aggregate fair value of approximately $55 million. The restricted units and phantom units vest over three years. The Company also granted 212,524 performance units (the maximum number of units available to be earned) to certain executive officers, with an aggregate fair value of approximately $5 million. The initial 2014 performance unit awards vest 50% in two years and 50% in three years from the award date. A summary of unit-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

General and administrative expenses	$18,223	$9,865
Lease operating expenses	3,277	1,397
Total unit-based compensation expenses	$21,500	$11,262
Income tax benefit	$7,944	$4,161
Note 6 – Debt
The following summarizes the Company’s outstanding debt:

	March 31, 2014	December 31, 2013
	(in thousands, except percentages)

Berry credit facility (1)	$1,173,175	$1,173,175
LINN credit facility (2)	1,860,000	1,560,000
Term loan (1)	500,000	500,000
10.25% Berry senior notes due June 2014	204,936	205,257
6.50% senior notes due May 2019	750,000	750,000
6.25% senior notes due November 2019	1,800,000	1,800,000
8.625% senior notes due April 2020	1,300,000	1,300,000
6.75% Berry senior notes due November 2020	299,970	300,000
7.75% senior notes due February 2021	1,000,000	1,000,000
6.375% Berry senior notes due September 2022	599,163	600,000
Net unamortized discounts and premiums	(21,184)	(18,216)
Total debt, net	9,466,060	9,170,216
Less current maturities	(207,502)	(211,558)
Total long-term debt, net	$9,258,558	$8,958,658

(1)	Variable interest rates of 2.66% and 2.67% at March 31, 2014, and December 31, 2013, respectively.

(2)	Variable interest rates of 1.90% and 1.92% at March 31, 2014, and December 31, 2013, respectively.
Fair Value
The Company’s debt is recorded at the carrying amount in the condensed consolidated balance sheets. The carrying amounts of the Company’s Credit Facilities, as defined below, and term loan approximate fair value because the interest rates are variable

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

and reflective of market rates. The Company uses a market approach to determine the fair value of its senior notes using estimates based on prices quoted from third-party financial institutions, which is a Level 2 fair value measurement.

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Credit Facilities	$3,033,175	$3,033,175	$2,733,175	$2,733,175
Term loan	500,000	500,000	500,000	500,000
Senior notes, net	5,932,885	6,256,073	5,937,041	6,162,402
Total debt, net	$9,466,060	$9,789,248	$9,170,216	$9,395,577
Credit Facilities
LINN Credit Facility
The Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) provides for a revolving credit facility up to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount of $4.0 billion. At March 31, 2014, the LINN Credit Facility had a borrowing base of $4.5 billion and the borrowing capacity was approximately $2.1 billion, which includes a $5 million reduction in availability for outstanding letters of credit. In April 2014, the Company entered into an amendment to the LINN Credit Facility to extend the maturity from April 2018 to April 2019, among other items.
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
In addition, the Company has a $500 million senior secured term loan with certain participants in its lender group under the LINN Credit Facility. Upon the amendment of the LINN Credit Facility in April 2014, the term loan has a maturity date of April 2019, consistent with the maturity of the LINN Credit Facility, and incurs interest based on either the LIBOR plus a margin of 2.5% per annum or the ABR plus a margin of 1.5% per annum, at the Company’s election. Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

interest at LIBOR. The term loan may be repaid at the option of the Company without premium or penalty, subject to breakage costs. While the term loan is outstanding, the Company is required to maintain either: 1) mortgages on properties representing at least 80% of the total value of oil and natural gas properties included on the most recent reserve report, or 2) a Term Loan Collateral Coverage Ratio of at least 2.5 to 1. The Term Loan Collateral Coverage Ratio is defined as the ratio of the present value of future cash flows from proved reserves from the currently mortgaged properties to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount and the aggregate amount of the term loan outstanding. The other terms and conditions of the LINN Credit Facility, including the financial and other restrictive covenants set forth therein, are applicable to the term loan.
Berry Credit Facility
Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”) has a borrowing base of $1.4 billion, subject to lender commitments. At March 31, 2014, lender commitments under the facility were $1.2 billion but there was less than $1 million of borrowing capacity available, including outstanding letters of credit. In February 2014, Berry entered into an amendment to the Berry Credit Facility to amend the terms of certain financial and reporting covenants, and in April 2014, Berry entered into an amendment to the Berry Credit Facility to extend the maturity from May 2016 to April 2019 and to amend the terms of certain financial covenants and definitions, among other items. Any borrowings under the Berry Credit Facility must be repaid upon the refinancing of all of Berry’s outstanding senior notes.
Redetermination of the borrowing base under the Berry Credit Facility, based primarily on reserve reports that reflect commodity prices at such time, occurs semi-annually, in April and October. The lenders under the Berry Credit Facility and Berry also have the right to request interim borrowing base redeterminations once between scheduled redeterminations. Significant declines in commodity prices may result in a decrease in the borrowing base. Berry’s obligations under the Berry Credit Facility are secured by mortgages on its oil and natural gas properties and other personal property. Berry is required to maintain mortgages on properties representing at least 80% of the present value of its oil and natural gas proved reserves.
Berry is currently in compliance with all financial and other covenants of the Berry Credit Facility. At December 31, 2013, Berry’s Current Ratio (as defined in the Berry Credit Facility), fell short of the requirement under its covenant primarily due to factors related to the transactions between the Company, LinnCo and Berry, including a reassessment of the carrying value of items on Berry’s balance sheet as of the acquisition date and updated accruals as of December 31, 2013. In February 2014, Berry received a waiver of the applicability of that covenant and any noncompliance which may have resulted as of December 31, 2013, and entered into an amendment to its credit facility to address this covenant for future periods. The shortfall and related waiver and amendment had no effect on Berry’s compliance with the indentures governing its outstanding senior notes for the quarter ended December 31, 2013, and Berry was in compliance with all of the covenants under the indentures governing its senior notes at December 31, 2013.
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
The Company refers to the LINN Credit Facility and the Berry Credit Facility, collectively, as the “Credit Facilities.”
Berry Senior Notes Due June 2014
Berry’s $205 million in aggregate principal amount of 10.25% senior notes due June 2014 (the “Berry June 2014 Senior Notes”) matures on June 1, 2014. Therefore, the $205 million is classified as a current obligation on the Company’s condensed consolidated balance sheets at March 31, 2014, and December 31, 2013. In March 2014, Berry and LINN Energy entered into a parent support agreement under which LINN Energy agreed to provide Berry with funds in an amount sufficient to enable Berry to pay the Berry June 2014 Senior Notes in full upon maturity.
The Berry June 2014 Senior Notes were recorded at their fair value of approximately $212 million on the Berry acquisition date and the $7 million premium is being amortized to interest expense over the life of the related notes.

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
Senior Notes Due November 2019
The Company has $1.8 billion in aggregate principal amount of 6.25% senior notes due November 2019 (the “November 2019 Senior Notes”). In connection with the issuance and sale of the November 2019 Senior Notes, the Company entered into a Registration Rights Agreement (“November 2019 Registration Rights Agreement”) with the initial purchasers. Under the November 2019 Registration Rights Agreement, the Company agreed to use its reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to issue new notes having terms substantially identical to the November 2019 Senior Notes in exchange for outstanding November 2019 Senior Notes within 400 days after the notes were issued. On March 22, 2013, the Company filed a registration statement on Form S-4 to register exchange notes that are substantially similar to the November 2019 Senior Notes. As of May 1, 2014, that registration statement has not been declared effective. Accordingly, beginning on April 8, 2013, interest accruing on the November 2019 Senior Notes increased by 0.25% and increased by an additional 0.25% on the 90th, 180th and 270th day after such date. The increase in interest is payable until the registration statement is declared effective and the Company completes an offer to exchange the November 2019 Senior Notes for registered notes. The additional interest was approximately $11 million through March 2014.
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
Berry Senior Notes Due November 2020
Berry has $300 million in aggregate principal amount of 6.75% senior notes due November 2020 (the “Berry November 2020 Senior Notes”). The Berry November 2020 Senior Notes were recorded at their fair value of approximately $310 million on the Berry acquisition date and the $10 million premium is being amortized to interest expense over the life of the related notes.
Berry Senior Notes Due September 2022
Berry has $599 million in aggregate principal amount of 6.375% senior notes due September 2022 (the “Berry September 2022 Senior Notes”). The Berry September 2022 Senior Notes were recorded at their fair value of approximately $607 million on the Berry acquisition date and the $7 million premium is being amortized to interest expense over the life of the related notes.
Repurchases of Berry Senior Notes
In February 2014, in accordance with the indentures related to Berry’s senior notes, the Company repurchased through cash tender offers $321,000, $30,000 and $837,000 of Berry’s June 2014 Senior Notes, November 2020 Senior Notes and September 2022 Senior Notes, respectively, for an aggregate purchase price of approximately $1 million, including accrued and unpaid interest.
The Company’s senior notes contain covenants that, among other things, may limit its ability to: (i) pay distributions on, purchase or redeem the Company’s units or redeem its subordinated debt; (ii) make investments; (iii) incur or guarantee additional indebtedness or issue certain types of equity securities; (iv) create certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of the Company’s assets; (vii) enter into agreements that restrict distributions or other

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

payments from the Company’s restricted subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries. The Company is in compliance with all financial and other covenants of its senior notes.
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
The following table summarizes derivative positions for the periods indicated as of March 31, 2014:

	April 1 - December 31, 2014	2015	2016	2017	2018
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	73,384	118,041	121,841	120,122	36,500
Average price ($/MMBtu)	$5.25	$5.19	$4.20	$4.26	$5.00
Put options (NYMEX Henry Hub): (1)
Hedged volume (MMMBtu)	59,994	71,854	76,269	66,886	—
Average price ($/MMBtu)	$5.00	$5.00	$5.00	$4.88	$—
Oil positions:
Fixed price swaps (NYMEX WTI): (2)
Hedged volume (MBbls)	12,681	11,599	11,465	4,755	—
Average price ($/Bbl)	$92.44	$96.23	$90.56	$89.02	$—
Collars (NYMEX WTI):
Hedged volume (MBbls)	550	—	—	—	—
Average floor price ($/Bbl)	$90.00	$—	$—	$—	$—
Average ceiling price ($/Bbl)	$102.87	$—	$—	$—	$—

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	April 1 - December 31, 2014	2015	2016	2017	2018
Three-way collars (NYMEX WTI):
Hedged volume (MBbls)	2,338	1,095	—	—	—
Short put ($/Bbl)	$72.11	$70.00	$—	$—	$—
Long put ($/Bbl)	$93.76	$90.00	$—	$—	$—
Short call ($/Bbl)	$109.79	$101.62	$—	$—	$—
Put options (NYMEX WTI):
Hedged volume (MBbls)	2,983	3,426	3,271	384	—
Average price ($/Bbl)	$91.30	$90.00	$90.00	$90.00	$—
Three-way collars (ICE Brent):
Hedged volume (MBbls)	275	—	—	—	—
Short put ($/Bbl)	$80.00	$—	$—	$—	$—
Long put ($/Bbl)	$100.00	$—	$—	$—	$—
Short call ($/Bbl)	$114.05	$—	$—	$—	$—
Natural gas basis differential positions: (3)
Panhandle basis swaps:
Hedged volume (MMMBtu)	59,813	87,162	59,954	59,138	16,425
Hedged differential ($/MMBtu)	$(0.33)	$(0.33)	$(0.32)	$(0.33)	$(0.33)
NWPL Rockies basis swaps:
Hedged volume (MMMBtu)	30,533	43,292	46,294	38,880	10,804
Hedged differential ($/MMBtu)	$(0.20)	$(0.20)	$(0.20)	$(0.19)	$(0.19)
MichCon basis swaps:
Hedged volume (MMMBtu)	7,150	9,344	7,768	7,437	2,044
Hedged differential ($/MMBtu)	$0.08	$0.06	$0.05	$0.05	$0.05
Houston Ship Channel basis swaps:
Hedged volume (MMMBtu)	3,960	4,891	4,575	3,604	986
Hedged differential ($/MMBtu)	$(0.10)	$(0.10)	$(0.10)	$(0.08)	$(0.08)
Permian basis swaps:
Hedged volume (MMMBtu)	3,685	5,074	4,219	4,819	1,314
Hedged differential ($/MMBtu)	$(0.21)	$(0.21)	$(0.20)	$(0.20)	$(0.20)
Oil basis differential positions:
ICE Brent - NYMEX WTI basis swaps:
Hedged volume (MBbls)	2,750	2,920	—	—	—
Hedged differential ($/Bbl)	$11.60	$11.60	$—	$—	$—
Oil timing differential positions:
Trade month roll swaps (NYMEX WTI): (4)
Hedged volume (MBbls)	6,841	7,251	7,446	6,486	—
Hedged differential ($/Bbl)	$0.24	$0.24	$0.25	$0.25	$—

(1)
Includes certain outstanding natural gas put options of approximately 7,964 MMMBtu for the period April 1, 2014, through December 31, 2014, 10,570 for the year ending December 31, 2015, and 10,599 MMMBtu for the year ending December 31, 2016, used to indirectly hedge revenues associated with NGL production.

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

Settled derivatives on natural gas production for the three months ended March 31, 2014, included volumes of 43,651 MMMBtu at an average contract price of $5.14 per MMBtu. Settled derivatives on oil production for the three months ended March 31, 2014, included volumes of 6,161 MBbls at an average contract price of $92.39 per Bbl. Settled derivatives on natural gas production for the three months ended March 31, 2013, included volumes of 42,778 MMMBtu at an average contract price of $5.29 per MMBtu. Settled derivatives on oil production for the three months ended March 31, 2013, included volumes of 3,693 MBbls at an average contract price of $95.57 per Bbl. The natural gas derivatives are settled based on the closing price of NYMEX natural gas on the last trading day for the delivery month, which occurs on the third business day preceding the delivery month, or the relevant index prices of natural gas published in Inside FERC’s Gas Market Report on the first business day of the delivery month. The oil derivatives are settled based on the average closing price of NYMEX light crude oil for each day of the delivery month.
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	March 31, 2014	December 31, 2013
	(in thousands)
Assets:
Commodity derivatives	$848,422	$1,048,212
Liabilities:
Commodity derivatives	$250,097	$222,905
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facilities or were participants or affiliates of participants in its Credit Facilities at the time it originally entered into the derivatives. The Credit Facilities are secured by the Company’s oil and natural gas reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $848 million at March 31, 2014. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss is somewhat mitigated.
Gains (Losses) on Derivatives
Gains and losses on derivatives were net losses of approximately $241 million for the three months ended March 31, 2014, and approximately $108 million for the three months ended March 31, 2013. Gains and losses are reported on the condensed consolidated statements of operations in “losses on oil and natural gas derivatives.”

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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$848,422	$(213,859)	$634,563
Liabilities:
Commodity derivatives	$250,097	$(213,859)	$36,238

	December 31, 2013
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$1,048,212	$(190,080)	$858,132
Liabilities:
Commodity derivatives	$222,905	$(190,080)	$32,825

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 9 – Asset Retirement Obligations
Asset retirement obligations associated with retiring tangible long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable and are included in “other accrued liabilities” and “other noncurrent liabilities” on the condensed consolidated balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.0% for the three months ended March 31, 2014); and (iv) a credit-adjusted risk-free interest rate (average of 5.5% for the three months ended March 31, 2014). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.
The following presents a reconciliation of the asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2013	$289,321
Liabilities added from drilling	3,024
Current year accretion expense	4,725
Settlements	(4,053)
Revision of estimates	3,486
Asset retirement obligations at March 31, 2014	$296,503

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 10 – Commitments and Contingencies
The Company has been named as a defendant in a number of lawsuits, including claims from royalty owners related to disputed royalty payments and royalty valuations. With respect to a certain statewide class action case, the parties in this case are currently engaged in settlement negotiations and based on the current status of those negotiations, the Company estimates a range of possible loss of $1 million to $4.5 million for which an appropriate reserve has been established. For a certain statewide class action royalty payment dispute where a reserve has not yet been established, the Company has denied that it has any liability on the claims and has raised arguments and defenses that, if accepted by the court, will result in no loss to the Company. Based on the 10th Circuit Court of Appeals’ decision to reverse class certification orders in two unrelated certification cases, the court has permitted additional limited discovery prior to the briefing and hearing on class certification. Briefing and the hearing on class certification have not yet been set by the court. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
During the three months ended March 31, 2014, and March 31, 2013, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for net loss:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per unit data)

Net loss	$(85,337)	$(221,885)
Allocated to participating securities	(2,199)	(1,301)
	$(87,536)	$(223,186)

Basic net loss per unit	$(0.27)	$(0.96)
Diluted net loss per unit	$(0.27)	$(0.96)

Basic weighted average units outstanding	328,329	233,176
Dilutive effect of unit equivalents	—	—
Diluted weighted average units outstanding	328,329	233,176
Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to approximately 6 million and 5 million unit options and warrants for the three months ended March 31, 2014, and March 31, 2013, respectively. All equivalent units were antidilutive for the three months ended March 31, 2014, and March 31, 2013.
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
Note 13 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows
“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	March 31, 2014	December 31, 2013
	(in thousands)

Accrued compensation	$25,270	$55,257
Accrued interest	147,907	93,998
Asset retirement obligations	12,616	6,270
Other	3,769	7,850
	$189,562	$163,375

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Cash payments for interest, net of amounts capitalized	$77,512	$44,209
Cash payments for income taxes	$—	$—

Noncash investing activities:
In connection with the acquisition of oil and natural gas properties and joint-venture funding, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$593	$8,101
Cash paid	(593)	(35)
Receivables from sellers	—	(1,212)
Payables to sellers	—	(6,854)
Liabilities assumed	$—	$—
Included in “acquisition of oil and natural gas properties and joint-venture funding” on the condensed consolidated statements of cash flows for the three months ended March 31, 2014, and March 31, 2013, is approximately $25 million and $15 million, respectively, paid by the Company towards the future funding commitment related to the joint-venture agreement entered into with Anadarko in April 2012 (see Note 2).
For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Restricted cash of approximately $6 million is included in “other noncurrent assets” on the condensed consolidated balance sheets at March 31, 2014, and December 31, 2013, and primarily represents cash deposited by the Company into a separate account and designated for asset retirement obligations in accordance with contractual agreements.
The Company manages its working capital and cash requirements to borrow only as needed from its Credit Facilities. At March 31, 2014, and December 31, 2013, net outstanding checks of approximately $11 million and $48 million, respectively, were reclassified and included in “accounts payable and accrued expenses” on the condensed consolidated balance sheets. The Company presents net outstanding checks as cash flows from financing activities on the condensed consolidated statements of cash flows.
Note 14 – Related Party Transactions
LinnCo
LinnCo, an affiliate of LINN Energy, was formed on April 30, 2012. LinnCo’s initial sole purpose was to own units in LINN Energy. In connection with the acquisition of Berry, LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent contribution of assets to LINN Energy. All of LinnCo’s common shares are held by the public. As of March 31, 2014, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy and owned approximately 39% of LINN Energy’s outstanding units.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

suffered or costs incurred (other than income taxes payable by LinnCo) in connection with carrying out LinnCo’s activities. All expenses and costs paid by LINN Energy on LinnCo’s behalf are accounted for as investment at cost.
For the three months ended March 31, 2014, LinnCo incurred total general and administrative expenses of approximately $734,000, of which approximately $83,000 had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2014. The expenses for the three months ended March 31, 2014, include approximately $470,000 related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. In addition, during the three months ended March 31, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013.
For the three months ended March 31, 2013, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $12 million, of which approximately $2 million had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2013. The expenses included approximately $11 million of transaction costs related to professional services rendered by third parties in connection with the Berry acquisition. The expenses also included approximately $462,000 related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.
During the three months ended March 31, 2014, and March 31, 2013, the Company paid approximately $93 million and $25 million, respectively, in distributions to LinnCo attributable to LinnCo’s interest in LINN Energy.
Other
One of the Company’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the three months ended March 31, 2014, and March 31, 2013, the Company paid approximately $4 million and $6 million, respectively, to Superior and its subsidiaries for services rendered to the Company. The transactions associated with these payments were consummated on terms equivalent to those that prevail in arm’s-length transactions.
Note 15 – Subsidiary Guarantors
LINN Energy, LLC’s November 2019 Senior Notes, May 2019 Senior Notes and 2010 Issued Senior Notes are guaranteed by all of the Company’s material subsidiaries, other than Berry which is an indirect wholly owned, unrestricted subsidiary of the Company. Additionally, in March 2014, LINN Energy, LLC agreed to contribute funds to Berry in an amount sufficient to enable Berry to pay its Senior Notes due June 2014 in full. No other subsidiary of the Company has guaranteed any of Berry’s outstanding senior notes.
The following condensed consolidating financial information presents the financial information of LINN Energy, LLC, the guarantor subsidiaries and the non-guarantor subsidiary in accordance with SEC Regulation S-X Rule 3-10. The condensed consolidating financial information for the co-issuer, Linn Energy Finance Corp., is not presented as it has no assets, operations or cash flows. The financial information may not necessarily be indicative of the financial position or results of operations had the guarantor subsidiaries or non-guarantor subsidiary operated as independent entities. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2014

	LINN Energy, LLC	Guarantor Subsidiaries	Non-Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$33	$62,762	$5,519	$—	$68,314
Accounts receivable – trade, net	—	384,717	138,228	—	522,945
Accounts receivable – affiliates	4,224,068	—	—	(4,224,068)	—
Derivative instruments	—	111,545	3,626	—	115,171
Other current assets	330	59,631	32,114	—	92,075
Total current assets	4,224,431	618,655	179,487	(4,224,068)	798,505

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	—	13,334,488	4,957,390	—	18,291,878
Less accumulated depletion and amortization	—	(3,720,758)	(76,083)	—	(3,796,841)
	—	9,613,730	4,881,307	—	14,495,037

Other property and equipment	—	574,858	84,957	—	659,815
Less accumulated depreciation	—	(121,219)	(1,972)	—	(123,191)
	—	453,639	82,985	—	536,624

Derivative instruments	—	516,732	2,660	—	519,392
Notes receivable – affiliates	95,400	—	—	(95,400)	—
Investments in consolidated subsidiaries	8,458,183	—	—	(8,458,183)	—
Other noncurrent assets, net	104,211	11,220	9,699	—	125,130
	8,657,794	527,952	12,359	(8,553,583)	644,522
Total noncurrent assets	8,657,794	10,595,321	4,976,651	(8,553,583)	15,676,183
Total assets	$12,882,225	$11,213,976	$5,156,138	$(12,777,651)	$16,474,688

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$2,776	$544,000	$250,684	$—	$797,460
Accounts payable – affiliates	—	4,224,068	—	(4,224,068)	—
Derivative instruments	—	19,138	16,209	—	35,347
Other accrued liabilities	128,769	31,906	28,887	—	189,562
Current portion of long-term debt	—	—	207,502	—	207,502
Total current liabilities	131,545	4,819,112	503,282	(4,224,068)	1,229,871

Noncurrent liabilities:
Credit facilities	1,860,000	—	1,173,175	—	3,033,175
Term loan	500,000	—	—	—	500,000
Senior notes, net	4,810,262	—	915,121	—	5,725,383
Notes payable – affiliates	—	95,400	—	(95,400)	—
Derivative instruments	—	—	891	—	891
Other noncurrent liabilities	—	205,932	188,484	—	394,416
Total noncurrent liabilities	7,170,262	301,332	2,277,671	(95,400)	9,653,865

Unitholders’ capital:
Units issued and outstanding	6,066,152	4,834,811	2,315,460	(7,139,737)	6,076,686
Accumulated income (deficit)	(485,734)	1,258,721	59,725	(1,318,446)	(485,734)
	5,580,418	6,093,532	2,375,185	(8,458,183)	5,590,952
Total liabilities and unitholders’ capital	$12,882,225	$11,213,976	$5,156,138	$(12,777,651)	$16,474,688

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2013

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52	$1,078	$51,041	$—	$52,171
Accounts receivable – trade, net	—	365,347	122,855	—	488,202
Accounts receivable – affiliates	4,212,348	16,950	—	(4,229,298)	—
Derivative instruments	—	170,534	5,596	—	176,130
Other current assets	330	68,274	30,833	—	99,437
Total current assets	4,212,730	622,183	210,325	(4,229,298)	815,940

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	—	13,074,900	4,813,659	—	17,888,559
Less accumulated depletion and amortization	—	(3,535,890)	(10,394)	—	(3,546,284)
	—	9,539,010	4,803,265	—	14,342,275

Other property and equipment	—	564,756	83,126	—	647,882
Less accumulated depreciation	—	(110,706)	(233)	—	(110,939)
	—	454,050	82,893	—	536,943

Derivative instruments	—	679,491	2,511	—	682,002
Notes receivable – affiliates	86,200	—	—	(86,200)	—
Investments in consolidated subsidiaries	8,433,290	—	—	(8,433,290)	—
Other noncurrent assets, net	108,785	10,968	8,051	—	127,804
	8,628,275	690,459	10,562	(8,519,490)	809,806
Total noncurrent assets	8,628,275	10,683,519	4,896,720	(8,519,490)	15,689,024
Total assets	$12,841,005	$11,305,702	$5,107,045	$(12,748,788)	$16,504,964

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$14,529	$587,774	$247,321	$—	$849,624
Accounts payable – affiliates	—	4,212,348	16,950	(4,229,298)	—
Derivative instruments	—	7,783	20,393	—	28,176
Other accrued liabilities	75,071	59,311	28,993	—	163,375
Current portion of long-term debt	—	—	211,558	—	211,558
Total current liabilities	89,600	4,867,216	525,215	(4,229,298)	1,252,733

Noncurrent liabilities:
Credit facilities	1,560,000	—	1,173,175	—	2,733,175
Term loan	500,000	—	—	—	500,000
Senior notes, net	4,809,055	—	916,428	—	5,725,483
Notes payable – affiliates	—	86,200	—	(86,200)	—
Derivative instruments	—	—	4,649	—	4,649
Other noncurrent liabilities	—	205,406	192,091	—	397,497
Total noncurrent liabilities	6,869,055	291,606	2,286,343	(86,200)	9,360,804

Unitholders’ capital:
Units issued and outstanding	6,282,747	4,833,354	2,315,460	(7,139,737)	6,291,824
Accumulated income (deficit)	(400,397)	1,313,526	(19,973)	(1,293,553)	(400,397)
	5,882,350	6,146,880	2,295,487	(8,433,290)	5,891,427
Total liabilities and unitholders’ capital	$12,841,005	$11,305,702	$5,107,045	$(12,748,788)	$16,504,964

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$605,761	$333,116	$—	$938,877
Gains (losses) on oil and natural gas derivatives	—	(244,958)	3,465	—	(241,493)
Marketing revenues	—	15,731	14,815	—	30,546
Other revenues	—	5,673	(16)	—	5,657
	—	382,207	351,380	—	733,587
Expenses:
Lease operating expenses	—	104,002	90,031	—	194,033
Transportation expenses	—	37,637	7,993	—	45,630
Marketing expenses	—	10,091	10,981	—	21,072
General and administrative expenses	—	35,737	43,491	—	79,228
Exploration costs	—	1,091	—	—	1,091
Depreciation, depletion and amortization	—	199,170	68,631	—	267,801
Taxes, other than income taxes	—	42,684	23,029	—	65,713
(Gains) losses on sale of assets and other, net	—	(781)	3,367	—	2,586
	—	429,631	247,523	—	677,154
Other income and (expenses):
Interest expense, net of amounts capitalized	(109,650)	(162)	(24,001)		(133,813)
Interest expense – affiliates	—	(1,550)	—	1,550	—
Interest income – affiliates	1,550	—	—	(1,550)	—
Equity in earnings from consolidated subsidiaries	24,893	—	—	(24,893)	—
Other, net	(2,130)	16	(189)	—	(2,303)
	(85,337)	(1,696)	(24,190)	(24,893)	(136,116)
Income (loss) before income taxes	(85,337)	(49,120)	79,667	(24,893)	(79,683)
Income tax expense (benefit)	—	5,685	(31)	—	5,654
Net income (loss)	$(85,337)	$(54,805)	$79,698	$(24,893)	$(85,337)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2013

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$462,732	$—	$—	$462,732
Losses on oil and natural gas derivatives	—	(108,370)	—	—	(108,370)
Marketing revenues	—	9,852	—	—	9,852
Other revenues	—	4,846	—	—	4,846
	—	369,060	—	—	369,060
Expenses:
Lease operating expenses	—	88,721	—	—	88,721
Transportation expenses	—	27,183	—	—	27,183
Marketing expenses	—	7,374	—	—	7,374
General and administrative expenses	—	58,566	—	—	58,566
Exploration costs	—	2,226	—	—	2,226
Depreciation, depletion and amortization	—	197,441	—	—	197,441
Impairment of long-lived assets	—	57,053	—	—	57,053
Taxes, other than income taxes	—	39,671	—	—	39,671
Losses on sale of assets and other, net	724	2,448	—	—	3,172
	724	480,683	—	—	481,407
Other income and (expenses):
Interest expense, net of amounts capitalized	(100,857)	498	—	—	(100,359)
Interest expense – affiliates	—	(1,142)	—	1,142	—
Interest income – affiliates	1,142	—	—	(1,142)	—
Equity in losses from consolidated subsidiaries	(119,819)	—	—	119,819	—
Other, net	(1,627)	(16)	—	—	(1,643)
	(221,161)	(660)	—	119,819	(102,002)
Loss before income taxes	(221,885)	(112,283)	—	119,819	(214,349)
Income tax expense	—	7,536	—	—	7,536
Net loss	$(221,885)	$(119,819)	$—	$119,819	$(221,885)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(85,337)	$(54,805)	$79,698	$(24,893)	$(85,337)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	199,170	68,631	—	267,801
Unit-based compensation expenses	—	21,500	—	—	21,500
Amortization and write-off of deferred financing fees	5,791	—	(3,478)	—	2,313
Losses on sale of assets and other, net	—	1,327	—	—	1,327
Equity in earnings from consolidated subsidiaries	(24,893)	—	—	24,893	—
Deferred income taxes	—	5,615	(31)	—	5,584
Derivatives activities:
Total (gains) losses	—	244,958	(3,465)	—	241,493
Cash settlements	—	(11,856)	(2,655)	—	(14,511)
Changes in assets and liabilities:
Increase in accounts receivable – trade, net	—	(18,964)	(15,373)	—	(34,337)
Decrease in accounts receivable – affiliates	10,513	16,950	—	(27,463)	—
Increase in other assets	—	(3,136)	(1,040)	—	(4,176)
Increase (decrease) in accounts payable and accrued expenses	30	20,252	(4,177)	—	16,105
Decrease in accounts payable and accrued expenses – affiliates	—	(10,513)	(16,950)	27,463	—
Increase (decrease) in other liabilities	53,698	(30,648)	(6,330)	—	16,720
Net cash provided by (used in) operating activities	(40,198)	379,850	94,830	—	434,482

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	—	(25,345)	—	—	(25,345)
Development of oil and natural gas properties	—	(260,093)	(134,750)	—	(394,843)
Purchases of other property and equipment	—	(8,318)	(1,833)	—	(10,151)
Change in notes receivable with affiliate	(9,200)	—	—	9,200	—
Proceeds from sale of properties and equipment and other	(11,230)	544	—	—	(10,686)
Net cash used in investing activities	(20,430)	(293,212)	(136,583)	9,200	(441,025)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from financing activities:
Proceeds from borrowings	540,000	—	—	—	540,000
Repayments of debt	(240,000)	—	(1,188)	—	(241,188)
Distributions to unitholders	(240,073)	—	—	—	(240,073)
Financing fees and other, net	682	(35,611)	(2,581)	—	(37,510)
Change in notes payable with affiliate	—	9,200	—	(9,200)	—
Excess tax benefit from unit-based compensation	—	1,457	—	—	1,457
Net cash provided by (used in) financing activities	60,609	(24,954)	(3,769)	(9,200)	22,686

Net increase (decrease) in cash and cash equivalents	(19)	61,684	(45,522)	—	16,143
Cash and cash equivalents:
Beginning	52	1,078	51,041	—	52,171
Ending	$33	$62,762	$5,519	$—	$68,314

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2013

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from operating activities:
Net loss	$(221,885)	$(119,819)	$—	$119,819	$(221,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	197,441	—	—	197,441
Impairment of long-lived assets	—	57,053	—	—	57,053
Unit-based compensation expenses	—	11,262	—	—	11,262
Amortization and write-off of deferred financing fees	5,412	—	—	—	5,412
Losses on sale of assets and other, net	—	15,306	—	—	15,306
Equity in losses from consolidated subsidiaries	119,819	—	—	(119,819)	—
Deferred income taxes	—	7,503	—	—	7,503
Derivatives activities:
Total losses	—	108,370	—	—	108,370
Cash settlements	—	85,794	—	—	85,794
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	—	55,544	—	—	55,544
Decrease in accounts receivable – affiliates	75,257	—	—	(75,257)	—
Increase in other assets	—	(1,327)	—	—	(1,327)
Decrease in accounts payable and accrued expenses	—	(13,609)	—	—	(13,609)
Decrease in accounts payable and accrued expenses – affiliates	—	(75,257)	—	75,257	—
Increase (decrease) in other liabilities	50,738	(23,008)	—	—	27,730
Net cash provided by operating activities	29,341	305,253	—	—	334,594

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	—	(15,128)	—	—	(15,128)
Development of oil and natural gas properties	—	(235,804)	—	—	(235,804)
Purchases of other property and equipment	—	(25,843)	—	—	(25,843)
Change in notes receivable with affiliate	(10,800)	—	—	10,800	—
Proceeds from sale of properties and equipment and other	(2,413)	189	—	—	(2,224)
Net cash used in investing activities	(13,213)	(276,586)	—	10,800	(278,999)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from financing activities:
Proceeds from borrowings	300,000	—	—	—	300,000
Repayments of debt	(145,000)	—	—	—	(145,000)
Distributions to unitholders	(170,954)	—	—	—	(170,954)
Financing fees and other, net	(3,128)	(31,722)	—	—	(34,850)
Change in notes payable with affiliate	—	10,800	—	(10,800)	—
Net cash used in financing activities	(19,082)	(20,922)	—	(10,800)	(50,804)

Net increase (decrease) in cash and cash equivalents	(2,954)	7,745	—	—	4,791
Cash and cash equivalents:
Beginning	107	1,136	—	—	1,243
Ending	$(2,847)	$8,881	$—	$—	$6,034
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
The following discussion contains forward-looking statements that reflect the Company’s future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGL, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, credit and capital market conditions, regulatory changes and other uncertainties, as well as those factors set forth in “Cautionary Statement” below and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2013, and elsewhere in the Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.
The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”
Executive Overview
LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering in January 2006. The Company’s properties, including those acquired in the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), are located in seven operating regions in the United States (“U.S.”):

•	Mid-Continent, which includes properties in Oklahoma, Louisiana and the eastern portion of the Texas Panhandle (including the Granite Wash and Cleveland horizontal plays);

•	Rockies, which includes properties located in Wyoming (Green River Basin and Powder River Basin), Utah (Uinta Basin), North Dakota (Williston Basin) and Colorado (Piceance Basin);

•	Permian Basin, which includes areas in west Texas and southeast New Mexico;

•	California, which includes the San Joaquin Valley Basin and the Los Angeles Basin;

•	Hugoton Basin, which includes properties located primarily in Kansas and the Shallow Texas Panhandle;

•	Michigan/Illinois, which includes the Antrim Shale formation in the northern part of Michigan and oil properties in southern Illinois; and

•	East Texas, which includes properties located in east Texas.
Results for the three months ended March 31, 2014, included the following:

•	oil, natural gas and NGL sales of approximately $939 million compared to $463 million for the first quarter of 2013;

•	average daily production of approximately 1,104 MMcfe/d compared to 796 MMcfe/d for the first quarter of 2013;

•	net loss of approximately $85 million compared to $222 million for the first quarter of 2013;

•	net cash provided by operating activities of approximately $434 million compared to $335 million for the first quarter of 2013;

•	capital expenditures, excluding acquisitions, of approximately $409 million compared to $272 million for the first quarter of 2013; and

•	200 wells drilled (199 successful) compared to 113 wells drilled (all successful) for the first quarter of 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

	Three Months Ended March 31,
	2014	2013	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$226,689	$134,744	$91,945
Oil sales	595,645	241,798	353,847
NGL sales	116,543	86,190	30,353
Total oil, natural gas and NGL sales	938,877	462,732	476,145
Losses on oil and natural gas derivatives	(241,493)	(108,370)	(133,123)
Marketing and other revenues	36,203	14,698	21,505
	733,587	369,060	364,527
Expenses:
Lease operating expenses	194,033	88,721	105,312
Transportation expenses	45,630	27,183	18,447
Marketing expenses	21,072	7,374	13,698
General and administrative expenses (1)	79,228	58,566	20,662
Exploration costs	1,091	2,226	(1,135)
Depreciation, depletion and amortization	267,801	197,441	70,360
Impairment of long-lived assets	—	57,053	(57,053)
Taxes, other than income taxes	65,713	39,671	26,042
Losses on sale of assets and other, net	2,586	3,172	(586)
	677,154	481,407	195,747
Other income and (expenses)	(136,116)	(102,002)	(34,114)
Loss before income taxes	(79,683)	(214,349)	134,666
Income tax expense	5,654	7,536	(1,882)
Net loss	$(85,337)	$(221,885)	$136,548

(1)
General and administrative expenses for the three months ended March 31, 2014, and March 31, 2013, include approximately $18 million and $10 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended March 31,
	2014	2013	Variance
Average daily production:
Natural gas (MMcf/d)	481	443	9%
Oil (MBbls/d)	71.2	30.1	137%
NGL (MBbls/d)	32.5	28.7	13%
Total (MMcfe/d)	1,104	796	39%

Weighted average prices: (1)
Natural gas (Mcf)	$5.23	$3.38	55%
Oil (Bbl)	$92.95	$89.13	4%
NGL (Bbl)	$39.85	$33.38	19%

Average NYMEX prices:
Natural gas (MMBtu)	$4.94	$3.34	48%
Oil (Bbl)	$98.68	$94.37	5%

Costs per Mcfe of production:
Lease operating expenses	$1.95	$1.24	57%
Transportation expenses	$0.46	$0.38	21%
General and administrative expenses (2)	$0.80	$0.82	(2)%
Depreciation, depletion and amortization	$2.70	$2.76	(2)%
Taxes, other than income taxes	$0.66	$0.55	20%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the three months ended March 31, 2014, and March 31, 2013, include approximately $18 million and $10 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased approximately $476 million or 103% to approximately $939 million for the three months ended March 31, 2014, from approximately $463 million for the three months ended March 31, 2013, due to higher production volumes and higher natural gas, oil and NGL prices. Higher natural gas, oil and NGL prices resulted in an increase in revenues of approximately $80 million, $25 million and $19 million, respectively.
Average daily production volumes increased to approximately 1,104 MMcfe/d for the three months ended March 31, 2014, from 796 MMcfe/d for the three months ended March 31, 2013. Higher oil, natural gas and NGL production volumes resulted in an increase in revenues of approximately $329 million, $12 million and $11 million, respectively.
The following table sets forth average daily production by region:

	Three Months Ended March 31,
	2014	2013	Variance
Average daily production (MMcfe/d):
Mid-Continent	300	324	(24)	(7)%
Rockies	273	182	91	50%
Permian Basin	166	80	86	108%
California	157	12	145	1,176%
Hugoton Basin	144	143	1	1%
Michigan/Illinois	33	34	(1)	(4)%
East Texas	31	21	10	52%
	1,104	796	308	39%
The decrease in average daily production volumes in the Mid-Continent region primarily reflects a reduction of approximately 20 MMcfe/d of production volumes related to the sale of the Panther Operated Cleveland Properties on May 31, 2013. The increase in average daily production volumes in the Rockies region primarily reflects the impact of the Berry acquisition on December 16, 2013, and development capital spending in the Williston Basin. The increase in average daily production volumes in the Permian Basin region primarily reflects the impact of an acquisition on October 31, 2013, the Berry acquisition and development capital spending. The increase in average daily production volumes in the California and East Texas regions primarily reflect the impact of the Berry acquisition. The Hugoton Basin and Michigan/Illinois regions consist of low-decline asset bases and continue to produce at consistent levels.
Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives increased by approximately $133 million to approximately $241 million for the three months ended March 31, 2014, from approximately $108 million for the three months ended March 31, 2013. Losses on oil and natural gas derivatives increased primarily due to the changes in fair value on unsettled derivative contracts and decreased cash settlements during the period. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
During the three months ended March 31, 2014, the Company had commodity derivative contracts for approximately 101% of its natural gas production, including natural gas put options used to indirectly hedge NGL revenues, and 96% of its oil production. During the three months ended March 31, 2013, the Company had commodity derivative contracts for approximately 107% of its natural gas production, including natural gas put options used to indirectly hedge NGL revenues, and 136% of its oil production.
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

Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing and other revenues increased by approximately $21 million or 146% to approximately $36 million for the three months ended March 31, 2014, from approximately $15 million for the three months ended March 31, 2013, primarily due to electricity sales revenues generated from the Company’s California cogeneration facilities acquired and certain contracts assumed in the Berry acquisition in December 2013, as well as higher revenues generated from the Jayhawk natural gas processing plant.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by approximately $105 million or 119% to approximately $194 million for the three months ended March 31, 2014, from approximately $89 million for the three months ended March 31, 2013. Lease operating expenses increased primarily due to costs associated with the Berry acquisition. Lease operating expenses per Mcfe also increased to $1.95 per Mcfe for the three months ended March 31, 2014, from $1.24 per Mcfe for the three months ended March 31, 2013, primarily due to higher rates on newly acquired properties.
Transportation Expenses
Transportation expenses increased by approximately $19 million or 68% to approximately $46 million for the three months ended March 31, 2014, from approximately $27 million for the three months ended March 31, 2013, primarily due to the Berry acquisition.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses increased by approximately $14 million or 186% to approximately $21 million for the three months ended March 31, 2014, from approximately $7 million for the three months ended March 31, 2013, primarily due to electricity generation expenses incurred from the Company’s California cogeneration facilities acquired and certain contracts assumed in the Berry acquisition, as well as higher expenses associated with the Jayhawk natural gas processing plant.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses increased by approximately $20 million or 35% to approximately $79 million for the three months ended March 31, 2014, from approximately $59 million for the three months ended March 31, 2013. The increase was primarily due to higher salaries and benefits related expenses, primarily driven by increased employee headcount and unit-based compensation, and higher various other administrative expenses partially offset by lower non-payroll related acquisition expenses. Although general and administrative expenses increased, the unit rate decreased slightly to $0.80 per Mcfe for the three months ended March 31, 2014, from $0.82 per Mcfe for the three months ended March 31, 2013, primarily as a result of efficiencies gained from being a larger, more scalable organization.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $71 million or 36% to approximately $268 million for the three months ended March 31, 2014, from approximately $197 million for the three months ended March 31, 2013. Higher total production volumes were the primary reason for the increased expense. Depreciation, depletion and amortization per Mcfe decreased to $2.70 per Mcfe for the three months ended March 31, 2014, from $2.76 per Mcfe for the three months ended March 31, 2013, primarily due to lower rates on properties acquired in the Berry acquisition.
Impairment of Long-Lived Assets
The Company recorded no impairment charge for the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company recorded a noncash impairment charge, before and after tax, of approximately $57 million associated with the write down of the carrying value of the Company’s assets held for sale at March 31, 2013 (see Note 2).
Taxes, Other Than Income Taxes
Taxes, other than income taxes, which consist primarily of severance and ad valorem taxes, increased by approximately $26 million or 66% to approximately $66 million for the three months ended March 31, 2014, from approximately $40 million for the three months ended March 31, 2013. Severance taxes, which are a function of revenues generated from production, increased approximately $11 million compared to the three months ended March 31, 2013, primarily due to higher production

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

volumes and higher natural gas, oil and NGL prices. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased by approximately $10 million compared to the three months ended March 31, 2013, primarily due to the Berry acquisition. In addition, the Company recorded approximately $5 million associated with California carbon allowances for the three months ended March 31, 2014.
Other Income and (Expenses)

	Three Months Ended March 31,
	2014	2013	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(133,813)	$(100,359)	$(33,454)
Other, net	(2,303)	(1,643)	(660)
	$(136,116)	$(102,002)	$(34,114)
Other income and (expenses) increased by approximately $34 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Interest expense increased primarily due to higher outstanding debt during the period and higher amortization of financing fees and expenses associated with amendments made to the Company’s Credit Facilities during 2013 and 2014. See “Debt” in “Liquidity and Capital Resources” below for additional details.
Income Tax Expense
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $6 million for the three months ended March 31, 2014, compared to approximately $8 million for the three months ended March 31, 2013. Income tax expense decreased primarily due to lower income from the Company’s taxable subsidiaries during the three months ended March 31, 2014, compared to the same period in 2013.
Net Loss
Net loss decreased by approximately $137 million to approximately $85 million for the three months ended March 31, 2014, from approximately $222 million for the three months ended March 31, 2013. The decrease was primarily due to higher production revenues, partially offset by higher losses on oil and natural gas derivatives and higher expenses, including interest. See discussions above for explanations of variances.
Liquidity and Capital Resources
The Company utilizes funds from debt and equity offerings, borrowings under its Credit Facilities and net cash provided by operating activities for capital resources and liquidity. To date, the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the three months ended March 31, 2014, the Company’s total capital expenditures, excluding acquisitions, were approximately $409 million. For 2014, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $1.6 billion, including approximately $1.55 billion related to its oil and natural gas capital program and approximately $35 million related to its plant and pipeline capital. This estimate reflects amounts for the development of properties associated with acquisitions (see Note 2), is under continuous review and subject to ongoing adjustments. The Company expects to fund these capital expenditures primarily with net cash provided by operating activities and bank borrowings. At March 31, 2014, there was approximately $2.1 billion of borrowing capacity available under the Company’s Credit Facilities but less than $1 million available under the Berry Credit Facility.
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
Statements of Cash Flows
The following is a comparative cash flow summary:

	Three Months Ended March 31,
	2014	2013	Variance
	(in thousands)
Net cash:
Provided by operating activities	$434,482	$334,594	$99,888
Used in investing activities	(441,025)	(278,999)	(162,026)
Provided by (used in) financing activities	22,686	(50,804)	73,490
Net increase in cash and cash equivalents	$16,143	$4,791	$11,352

Operating Activities
Cash provided by operating activities for the three months ended March 31, 2014, was approximately $434 million, compared to approximately $335 million for the three months ended March 31, 2013. The increase was primarily due to higher production related revenues principally due to increased production volumes, partially offset by higher expenses and lower cash settlements on derivatives.
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	$(25,345)	$(15,128)
Capital expenditures	(404,994)	(261,647)
Proceeds from sale of properties and equipment and other	(10,686)	(2,224)
	$(441,025)	$(278,999)
The primary use of cash in investing activities is for capital spending, including acquisitions and the development of the Company’s oil and natural gas properties. Capital expenditures increased primarily due to development activities of properties in the Rockies, California and Permian Basin regions.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2014, was approximately $23 million, compared to cash used in financing activities of approximately $51 million for the three months ended March 31, 2013. The increase in financing cash flow needs was primarily attributable to increased capital development activities during the three months ended March 31, 2014. The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Proceeds from borrowings:
LINN Credit Facility	$540,000	$300,000
Repayments of debt:
LINN Credit Facility	$(240,000)	$(145,000)
Senior notes	(1,188)	—
	$(241,188)	$(145,000)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Debt
The Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) provides for a revolving credit facility up to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount of $4.0 billion. At March 31, 2014, the LINN Credit Facility had a borrowing base of $4.5 billion and the borrowing capacity was approximately $2.1 billion, which includes a $5 million reduction in availability for outstanding letters of credit. In April 2014, the Company entered into an amendment to the LINN Credit Facility to extend the maturity from April 2018 to April 2019, among other items.
Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”) has a borrowing base of $1.4 billion, subject to lender commitments. At March 31, 2014, lender commitments under the facility were $1.2 billion but there was less than $1 million of borrowing capacity available, including outstanding letters of credit. In February 2014, Berry entered into an amendment to the Berry Credit Facility to amend the terms of certain financial and reporting covenants, and in April 2014, Berry entered into an amendment to the Berry Credit Facility to extend the maturity from May 2016 to April 2019 and to amend the terms of certain financial covenants and definitions, among other items. Any borrowings under the Berry Credit Facility must be repaid upon the refinancing of all of Berry’s outstanding senior notes.
As of March 31, 2014, the Company was in compliance with all financial and other covenants of its Credit Facilities. If an event of default would occur and were continuing, the Company would be unable to make borrowings and its financial condition and liquidity would be adversely affected. For information related to the Credit Facilities, see Note 6.
The Company depends, in part, on its Credit Facilities for future capital needs. At March 31, 2014, there was approximately $2.1 billion of borrowing capacity available under the Company’s Credit Facilities but less than $1 million available under the Berry Credit Facility. In addition, the Company has drawn on the LINN Credit Facility to fund or partially fund cash distribution payments. Absent such borrowings, the Company would have at times experienced a shortfall in cash available to pay the declared cash distribution amount. If an event of default occurs and is continuing under the Credit Facilities, the Company would be unable to make borrowings to fund distributions. For additional information, see “Distribution Practices” below.
Upon the amendment of the LINN Credit Facility in April 2014, the $500 million senior secured term loan’s maturity was also extended from April 2018 to April 2019.
In February 2014, in accordance with the indentures related to Berry’s senior notes, the Company repurchased through cash tender offers $321,000, $30,000 and $837,000 of Berry’s June 2014 Senior Notes, November 2020 Senior Notes and September 2022 Senior Notes, respectively, for an aggregate purchase price of approximately $1 million, including accrued and unpaid interest.
Berry’s $205 million in aggregate principal amount of 10.25% senior notes due June 2014 (the “Berry June 2014 Senior Notes”) matures on June 1, 2014. Therefore, the $205 million is classified as a current obligation on the Company’s condensed consolidated balance sheets at March 31, 2014, and December 31, 2013. In March 2014, Berry and LINN Energy entered into a parent support agreement under which LINN Energy agreed to provide Berry with funds in an amount sufficient to enable Berry to pay the Berry June 2014 Senior Notes in full upon maturity.
The Company plans to file Berry’s stand-alone financial statements with the Securities and Exchange Commission at a later date.
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
Distributions
Under the Company’s limited liability company agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions over the next four quarters. The following provides a summary of distributions paid by the Company during the three months ended March 31, 2014:

Date Paid	Distributions Per Unit	Total Distributions
		(in millions)

January 2014	$0.2416	$80
February 2014	$0.2416	$80
March 2014	$0.2416	$80
On April 1, 2014, the Company’s Board of Directors declared a cash distribution of $0.725 per unit with respect to the first quarter of 2014, to be paid in three equal installments of $0.2416 per unit. The first monthly distribution with respect to the first quarter of 2014, totaling approximately $80 million, was paid on April 16, 2014, to unitholders of record as of the close of business on April 11, 2014.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements.
Contingencies
See Part II. Item 1. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.
Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2013 Annual Report on Form 10-K. There have been no significant changes to the Company’s contractual obligations from December 31, 2013. See Note 6 for additional information about the Company’s debt instruments.
Distribution Practices
The Company’s Board of Directors determines the appropriate level of distributions on a periodic basis in accordance with the provisions of the Company’s limited liability company agreement. Management considers the timing and size of planned capital expenditures and long-term views about expected results in determining the amount of its distributions. Capital spending and resulting production and net cash provided by operating activities do not typically occur evenly throughout the year due to a variety of factors which are difficult to predict, including rig availability, weather, well performance, the timing of completions and the commodity price environment. Consistent with practices common to publicly traded partnerships, the Company’s Board of Directors historically has not varied the distribution it declares from period to period based on uneven net cash provided by operating activities. The Company’s Board of Directors reviews historical financial results and forecasts for future periods, including development activities, as well as considers the impact of significant acquisitions in making a determination to increase, decrease or maintain the current level of distribution. To date in 2014, the Company’s Board of Directors has considered current shortfalls in net cash provided by operating activities after distributions and discretionary adjustments as well as forecasts of expected future net cash provided by operating activities and has decided to maintain the distribution at its current level. If shortfalls are sustained over time and forecasts demonstrate expectations for continued future shortfalls, the Company’s Board of Directors may determine to reduce, suspend or discontinue paying distributions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company intends to fund interest expense, a portion of its oil and natural gas development costs and distributions to unitholders from net cash provided by operating activities. The Company funds premiums paid for derivatives, acquisitions and other capital expenditures primarily with proceeds from debt or equity offerings, borrowings under the LINN Credit Facility or other external sources of funding. Although it is the Company’s practice to acquire or modify derivative instruments with external sources of funding, any cash settlements on derivatives are reported as operating cash flows and may be used to fund distributions. See below for details regarding the discretionary adjustments considered by the Company’s Board of Directors in assessing the appropriate distribution amount for each period, as well as the extent to which sources of funding have been sufficient for the periods presented:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Net cash provided by operating activities	$434,482	$334,594
Distributions to unitholders	(240,073)	(170,954)
Excess of net cash provided by operating activities after distributions to unitholders	194,409	163,640
Discretionary adjustments considered by the Board of Directors:
Discretionary reductions for a portion of oil and natural gas development costs (1)	(193,420)	(110,298)
Changes in operating assets and liabilities and other, net (2)	(3,982)	(73,762)
Shortfall of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors (3)	$(2,993)	$(20,420)

(1)
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

See below for total development of oil and natural gas properties as presented in the statements of cash flows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Total development of oil and natural gas properties	$394,843	$235,804

(2)
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

(3)
Represents the excess (shortfall) of net operating cash flow after distributions to unitholders and discretionary adjustments. Any excess is retained by the Company for future operations, future capital expenditures, future debt service or other future obligations. Any shortfall is funded with cash on hand and/or borrowings under the LINN Credit Facility.

Any cash generated by Berry is currently being used by Berry to fund its activities and is not currently being distributed to LINN Energy for further distribution to its unitholders.  To the extent that Berry generates cash in excess of its needs, the indentures applicable to Berry’s senior notes limit the amount it may distribute to LINN Energy to the amount available under a “restricted payments basket,” and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Berry may not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Berry indentures.  Berry’s restricted payments basket was approximately $41 million at March 31, 2014, and may be increased in accordance with the terms of the Berry indentures by, among other things, 50% of Berry’s future net income, reductions in its indebtedness and restricted investments, and future capital contributions.
A summary of the significant sources and uses of funding for the respective periods is presented below:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Net cash provided by operating activities	$434,482	$334,594
Distributions to unitholders	(240,073)	(170,954)
Excess of net operating cash flow after distributions to unitholders	194,409	163,640
Plus (less):
Net cash provided by financing activities (excluding distributions to unitholders)	262,759	120,150
Acquisition of oil and natural gas properties and joint-venture funding	(25,345)	(15,128)
Development of oil and natural gas properties	(394,843)	(235,804)
Purchases of other property and equipment	(10,151)	(25,843)
Proceeds from sale of properties and equipment and other	(10,686)	(2,224)
Net increase in cash and cash equivalents	$16,143	$4,791

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
Cautionary Statement
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include content about the Company’s:

•	business strategy;

•	acquisition strategy;

•	financial strategy;

•	effects of the pending SEC inquiry and other legal proceedings;

•	ability to maintain or grow distributions;

•	drilling locations;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results, including results of acquired properties;

•	plans, objectives, expectations and intentions;

•	costs to integrate Berry, which may be more expensive than anticipated as a result of unexpected factors or events; and

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2013, and elsewhere in the Annual Report. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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
The following should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s 2013 Annual Report on Form 10-K. The reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”
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
The Company enters into commodity hedging transactions primarily in the form of swap contracts that are designed to provide a fixed price and, from time to time, put options that are designed to provide a fixed price floor with the opportunity for upside. The Company enters into these transactions with respect to a portion of its projected production to provide an economic hedge

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

of the risk related to the future commodity prices received. The Company does not enter into derivative contracts for trading purposes. There have been no significant changes to the Company’s objectives, general strategies or instruments used to manage the Company’s commodity price risk exposures from the year ended December 31, 2013.
The Company maintains a substantial portion of its hedges in the form of swap contracts. From time to time, the Company has chosen to purchase put option contracts primarily in connection with acquisition activity to hedge volumes in excess of those already hedged with swap contracts. The appropriate level of production to be hedged is an ongoing consideration and is based on a variety of factors, including current and future expected commodity market prices, cost and availability of put option contracts, the level of acquisition activity and the Company’s overall risk profile, including leverage and size and scale considerations. As a result, the appropriate percentage of production volumes to be hedged may change over time. The Company did not purchase any put options in 2013 or to date in 2014.
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
At March 31, 2014, the fair value of fixed price swaps, put option contracts, collars and three-way collars was a net asset of approximately $574 million. A 10% increase in the index oil and natural gas prices above the March 31, 2014, prices would result in a net liability of approximately $142 million, which represents a decrease in the fair value of approximately $716 million; conversely, a 10% decrease in the index oil and natural gas prices below March 31, 2014, prices would result in a net asset of approximately $1.3 billion, which represents an increase in the fair value of approximately $729 million.
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
The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts will likely differ from those estimated at March 31, 2014, and December 31, 2013, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.
The Company cannot be assured that its counterparties will be able to perform under its derivative contracts. If a counterparty fails to perform and the derivative arrangement is terminated, the Company’s cash flow and ability to pay distributions could be impacted.
Interest Rate Risk
At March 31, 2014, the Company had long-term debt outstanding under its Credit Facilities and term loan of approximately $3.5 billion which incurred interest at floating rates (see Note 6). A 1% increase in the London Interbank Offered Rate (“LIBOR”) would result in an estimated $35 million increase in annual interest expense.
At December 31, 2013, the Company had long-term debt outstanding under its Credit Facilities and term loan of approximately $3.2 billion which incurred interest at floating rates. A 1% increase in the LIBOR would result in an estimated $32 million increase in annual interest expense.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value on a recurring basis (see Note 8). The fair value of these derivative financial instruments includes the impact of assumed credit risk adjustments, which are based on the Company’s and counterparties’ published credit ratings, public bond yield spreads and credit default swap spreads, as applicable.
At March 31, 2014, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 1.09%. A 1% increase in the average public bond yield spread would result in an estimated $104,000 increase in net income for the three months ended March 31, 2014. At March 31, 2014, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 2.91%. A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $11 million decrease in net income for the three months ended March 31, 2014.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.
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
There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2014 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to integrate certain business operations, information systems, processes and related internal control over financial reporting as a result of the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC. The Company will continue to assess the effectiveness of its internal control over financial reporting as integration activities continue.

Part II - Other Information

Item 1.	Legal Proceedings
The Company has been named as a defendant in a number of lawsuits, including claims from royalty owners related to disputed royalty payments and royalty valuations. With respect to a certain statewide class action case, the parties in this case are currently engaged in settlement negotiations and based on the current status of those negotiations, the Company estimates a range of possible loss of $1 million to $4.5 million for which an appropriate reserve has been established. For a certain statewide class action royalty payment dispute where a reserve has not yet been established, the Company has denied that it has any liability on the claims and has raised arguments and defenses that, if accepted by the court, will result in no loss to the Company. Based on the 10th Circuit Court of Appeals’ decision to reverse class certification orders in two unrelated certification cases, the court has permitted additional limited discovery prior to the briefing and hearing on class certification. Briefing and the hearing on class certification have not yet been set by the court. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
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
On July 10, 2013, Judy Mesirov, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against Mark E. Ellis, Kolja Rockov, David B. Rottino, Arden L. Walker, Jr., Charlene A. Ripley, Michael C. Linn, Joseph P. McCoy, George A. Alcorn, Terrence S. Jacobs, David D. Dunlap, Jeffrey C. Swoveland, and Linda M. Stephens in the

Item 1.    Legal Proceedings - Continued

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
Our business has many risks. Factors that could materially adversely affect our business, financial condition, results of operations, liquidity or the trading price of our units are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. As of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases. The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time. The Company did not repurchase any units during the three months ended March 31, 2014. At March 31, 2014, approximately $56 million was available for unit repurchase under the program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number		Description
10.1	—
Amended and Restated Indemnity Agreement, dated as of January 16, 2014, between Linn Energy, LLC, LinnCo, LLC and Stephen J. Hadden (incorporated by reference to Exhibit 10.26 to Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014)

10.2*	—
Third Amendment to Sixth Amended and Restated Credit Agreement, dated April 30, 2014, among Linn Energy, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto

10.3	—
Eighth Amendment to Second Amended and Restated Credit Agreement of Berry Petroleum Company, LLC, dated February 21, 2014, among Berry Petroleum Company, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto (incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 27, 2014)

10.4*	—
Ninth Amendment to Second Amended and Restated Credit Agreement of Berry Petroleum Company, LLC, dated April 30, 2014, among Berry Petroleum Company, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto

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

LINN ENERGY, LLC
(Registrant)

Date: May 1, 2014	/s/ David B. Rottino
David B. Rottino
Executive Vice President, Business Development and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)