Form 10-Q
period 2014-06-30
LINN ENERGY, LLC
filed 2014-08-07
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014, there were 331,729,246 units outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
LINN ENERGY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$38,339	$52,171
Accounts receivable – trade, net	549,589	488,202
Derivative instruments	91,611	176,130
Other current assets	107,882	99,437
Total current assets	787,421	815,940

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	18,684,209	17,888,559
Less accumulated depletion and amortization	(4,051,761)	(3,546,284)
	14,632,448	14,342,275

Other property and equipment	676,294	647,882
Less accumulated depreciation	(135,316)	(110,939)
	540,978	536,943

Derivative instruments	175,537	682,002
Other noncurrent assets	132,280	127,804
	307,817	809,806
Total noncurrent assets	15,481,243	15,689,024
Total assets	$16,268,664	$16,504,964

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$860,171	$849,624
Derivative instruments	59,907	28,176
Other accrued liabilities	138,378	163,375
Current portion of long-term debt	—	211,558
Total current liabilities	1,058,456	1,252,733

Noncurrent liabilities:
Credit facilities	3,418,175	2,733,175
Term loan	500,000	500,000
Senior notes, net	5,726,176	5,725,483
Derivative instruments	8,827	4,649
Other noncurrent liabilities	395,907	397,497
Total noncurrent liabilities	10,049,085	9,360,804

Commitments and contingencies (Note 10)

Unitholders’ capital:
331,667,975 units and 329,661,161 units issued and outstanding at June 30, 2014, and December 31, 2013, respectively	5,854,727	6,291,824
Accumulated deficit	(693,604)	(400,397)
	5,161,123	5,891,427
Total liabilities and unitholders’ capital	$16,268,664	$16,504,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$967,850	$488,207	$1,906,727	$950,939
Gains (losses) on oil and natural gas derivatives	(408,788)	326,733	(650,281)	218,363
Marketing revenues	30,273	17,222	60,819	27,074
Other revenues	7,616	6,663	13,273	11,509
	596,951	838,825	1,330,538	1,207,885
Expenses:
Lease operating expenses	184,901	83,584	378,934	172,305
Transportation expenses	44,854	29,298	90,484	56,481
Marketing expenses	23,274	9,360	44,346	16,734
General and administrative expenses	66,906	46,305	146,134	104,871
Exploration costs	1,551	818	2,642	3,044
Depreciation, depletion and amortization	274,435	198,629	542,236	396,070
Impairment of long-lived assets	—	(14,851)	—	42,202
Taxes, other than income taxes	68,531	32,397	134,244	72,068
(Gains) losses on sale of assets and other, net	5,467	(959)	8,053	2,213
	669,919	384,581	1,347,073	865,988
Other income and (expenses):
Interest expense, net of amounts capitalized	(134,300)	(103,847)	(268,113)	(204,206)
Loss on extinguishment of debt	—	(4,187)	—	(4,187)
Other, net	(2,549)	(2,182)	(4,852)	(3,825)
	(136,849)	(110,216)	(272,965)	(212,218)
Income (loss) before income taxes	(209,817)	344,028	(289,500)	129,679
Income tax expense (benefit)	(1,947)	(1,129)	3,707	6,407
Net income (loss)	$(207,870)	$345,157	$(293,207)	$123,272

Net income (loss) per unit:
Basic	$(0.64)	$1.47	$(0.91)	$0.52
Diluted	$(0.64)	$1.46	$(0.91)	$0.52
Weighted average units outstanding:
Basic	328,844	233,448	328,588	233,313
Diluted	328,844	233,910	328,588	233,800

Distributions declared per unit	$0.725	$0.725	$1.45	$1.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ CAPITAL
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Deficit	Total Unitholders’ Capital
	(in thousands)

December 31, 2013	329,661	$6,291,824	$(400,397)	$5,891,427
Issuance of units	2,007	7,887	—	7,887
Distributions to unitholders		(480,583)	—	(480,583)
Unit-based compensation expenses		32,583	—	32,583
Excess tax benefit from unit-based compensation		3,016	—	3,016
Net loss		—	(293,207)	(293,207)
June 30, 2014	331,668	$5,854,727	$(693,604)	$5,161,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(293,207)	$123,272
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	542,236	396,070
Impairment of long-lived assets	—	42,202
Unit-based compensation expenses	32,583	19,575
Loss on extinguishment of debt	—	4,187
Amortization and write-off of deferred financing fees	6,202	10,905
Losses on sale of assets and other, net	3,506	16,814
Deferred income taxes	3,475	5,725
Derivatives activities:
Total (gains) losses	650,281	(218,363)
Cash settlements	(23,123)	144,502
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	(61,891)	36,174
(Increase) decrease in other assets	(6,947)	2,260
Increase (decrease) in accounts payable and accrued expenses	113,582	(5,319)
Decrease in other liabilities	(51,062)	(16,648)
Net cash provided by operating activities	915,635	561,356

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	(25,891)	(64,381)
Development of oil and natural gas properties	(805,617)	(495,899)
Purchases of other property and equipment	(31,411)	(55,147)
Proceeds from sale of properties and equipment and other	(11,730)	210,899
Net cash used in investing activities	(874,649)	(404,528)

Cash flow from financing activities:
Proceeds from borrowings	1,095,000	775,000
Repayments of debt	(616,124)	(560,737)
Distributions to unitholders	(480,583)	(341,117)
Financing fees and other, net	(56,127)	(30,656)
Excess tax benefit from unit-based compensation	3,016	591
Net cash used in financing activities	(54,818)	(156,919)

Net decrease in cash and cash equivalents	(13,832)	(91)
Cash and cash equivalents:
Beginning	52,171	1,243
Ending	$38,339	$1,152
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers. The ASU will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years (early adoption prohibited). The Company is currently evaluating the impact, if any, of the adoption of this ASU on its consolidated financial statements and related disclosures.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 2 – Acquisitions, Joint-Venture Funding and Divestitures
For the six months ended June 30, 2014, the Company paid approximately $25 million, including interest, towards the future funding commitment related to the joint-venture agreement it entered into with an affiliate of Anadarko Petroleum Corporation (“Anadarko”) in April 2012. As of February 2014, the Company had fully funded the total commitment of $400 million.
During the six months ended June 30, 2014, the Company completed small acquisitions of oil and natural gas properties located in its various operating regions. The Company, in the aggregate, paid approximately $1 million in total consideration for these properties.
Properties Exchange – Pending
On May 20, 2014, the Company, through two of its wholly owned subsidiaries, entered into a definitive agreement to trade a portion of its Permian Basin properties to Exxon Mobil Corporation and its affiliates, including its wholly owned subsidiary XTO Energy Inc., for operating interests in the Hugoton Basin. The Company anticipates the transaction will close in the third quarter of 2014, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
Acquisitions and Divestiture – Pending
On June 27, 2014, the Company, through one of its wholly owned subsidiaries, entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties and related assets located primarily in the Rockies, Mid-Continent, east Texas, north Louisiana and south Texas from affiliates of Devon Energy Corporation for a contract price of $2.3 billion. The Company anticipates the acquisition will close in the third quarter of 2014, subject to closing conditions, and has secured $2.3 billion of committed interim financing for the acquisition, subject to final documentation. There can be no assurance that all of the conditions to closing will be satisfied.
On July 18, 2014, the Company, through one of its wholly owned subsidiaries, entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the Hugoton Basin from Pioneer Natural Resources Company for a contract price of $340 million, including a deposit of $34 million paid in July 2014. The Company anticipates the acquisition will close in the third quarter of 2014, subject to closing conditions, and will be financed with borrowings under the LINN Credit Facility, as defined in Note 6. There can be no assurance that all of the conditions to closing will be satisfied.
On July 24, 2014, the Company, through one of its wholly owned subsidiaries, entered into a definitive purchase and sale agreement to sell its interests in certain non-producing oil and natural gas properties located in the Mid-Continent region for a purchase price of approximately $90 million, subject to closing adjustments. The sale is anticipated to close in the fourth quarter of 2014, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied. The Company plans to use the net proceeds from the sale to repay borrowings under the LINN Credit Facility.
Acquisitions – 2013
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the three months and six months ended June 30, 2013, assuming the Berry acquisition had been completed as of January 1, 2013, including adjustments to reflect the values assigned to the net assets acquired:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(in thousands, except per unit amounts)

Total revenues and other	$1,161,137	$1,806,346
Total operating expenses	$586,909	$1,256,821
Net income	$441,935	$284,615

Net income per unit:
Basic	$1.34	$0.86
Diluted	$1.34	$0.86
The pro forma condensed combined statements of operations includes adjustments to:

•	Reflect the results of Berry.

•
Reflect incremental depreciation, depletion and amortization expense, using the units-of-production method, related to oil and natural gas properties acquired and using an estimated useful life of 20 years for other property and equipment.

•	Reflect a reduction in interest expense related to the amortization of the adjustment to fair value of Berry’s debt using the effective interest method.

•
Exclude transaction costs included in the historical statements of operations for the three months and six months ended June 30, 2013, as they reflect nonrecurring charges not expected to have a continuing impact on the combined results.

•	Reflect approximately 93.8 million LINN Energy units assumed to be issued in conjunction with the transaction on January 1, 2013.
Divestiture – 2013
On May 31, 2013, the Company, through one of its wholly owned subsidiaries, together with the Company’s partners, Panther Energy, LLC and Red Willow Mid-Continent, LLC, completed the sale of its interests in certain oil and natural gas properties located in the Mid-Continent region (“Panther Operated Cleveland Properties”) to Midstates Petroleum Company, Inc. At March 31, 2013, the carrying value of the Panther Operated Cleveland Properties was reduced to fair value less costs to sell resulting in an impairment charge of approximately $57 million and the properties were classified as “assets held for sale.” On May 31, 2013, upon the completion of the sale, the Company recorded an adjustment of approximately $15 million to reduce the initial impairment charge recorded in March 2013 resulting in a total impairment charge of approximately $42 million for the six months ended June 30, 2013. The charge is included in “impairment of long-lived assets” on the condensed consolidated statement of operations. Proceeds received for the Company’s portion of its interests in the properties were approximately $219 million, net of costs to sell of approximately $2 million.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 3 – Unitholders’ Capital
Distributions
Under the Company’s limited liability company agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions over the next four quarters. Distributions paid by the Company are presented on the condensed consolidated statement of unitholders’ capital and the condensed consolidated statements of cash flows. On July 1, 2014, the Company’s Board of Directors declared a cash distribution of $0.725 per unit with respect to the second quarter of 2014, to be paid in three equal installments of $0.2416 per unit. The first monthly distribution with respect to the second quarter of 2014, totaling approximately $80 million, was paid on July 16, 2014, to unitholders of record as of the close of business on July 11, 2014.
Note 4 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	June 30, 2014	December 31, 2013
	(in thousands)
Proved properties:
Leasehold acquisition	$12,329,359	$12,277,089
Development	4,468,702	3,660,277
Unproved properties	1,886,148	1,951,193
	18,684,209	17,888,559
Less accumulated depletion and amortization	(4,051,761)	(3,546,284)
	$14,632,448	$14,342,275

Note 5 – Unit-Based Compensation
During the six months ended June 30, 2014, the Company granted 1,447,577 restricted units and 214,875 phantom units to employees, primarily as part of its annual review of its employees’ compensation, including executives, with an aggregate fair value of approximately $56 million. The restricted units and phantom units vest over three years. The Company also granted 212,524 performance units (the maximum number of units available to be earned) to certain executive officers, with an aggregate fair value of approximately $5 million. The initial 2014 performance unit awards vest 50% in two years and 50% in three years from the award date. A summary of unit-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)

General and administrative expenses	$9,496	$7,136	$27,719	$17,001
Lease operating expenses	1,587	1,177	4,864	2,574
Total unit-based compensation expenses	$11,083	$8,313	$32,583	$19,575
Income tax benefit	$4,095	$3,072	$12,039	$7,233

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 6 – Debt
The following summarizes the Company’s outstanding debt:

	June 30, 2014	December 31, 2013
	(in thousands, except percentages)

LINN credit facility (1)	$2,245,000	$1,560,000
Berry credit facility (2)	1,173,175	1,173,175
Term loan (3)	500,000	500,000
10.25% Berry senior notes due June 2014	—	205,257
6.50% senior notes due May 2019	750,000	750,000
6.25% senior notes due November 2019	1,800,000	1,800,000
8.625% senior notes due April 2020	1,300,000	1,300,000
6.75% Berry senior notes due November 2020	299,970	300,000
7.75% senior notes due February 2021	1,000,000	1,000,000
6.375% Berry senior notes due September 2022	599,163	600,000
Net unamortized discounts and premiums	(22,957)	(18,216)
Total debt, net	9,644,351	9,170,216
Less current maturities	—	(211,558)
Total long-term debt, net	$9,644,351	$8,958,658

(1)	Variable interest rates of 1.90% and 1.92% at June 30, 2014, and December 31, 2013, respectively.

(2)	Variable interest rates of 2.66% and 2.67% at June 30, 2014, and December 31, 2013, respectively.

(3)	Variable interest rates of 2.65% and 2.67% at June 30, 2014, and December 31, 2013, respectively.
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

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Credit Facilities	$3,418,175	$3,418,175	$2,733,175	$2,733,175
Term loan	500,000	500,000	500,000	500,000
Senior notes, net	5,726,176	6,091,525	5,937,041	6,162,402
Total debt, net	$9,644,351	$10,009,700	$9,170,216	$9,395,577

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Credit Facilities
LINN Credit Facility
The Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) provides for a revolving credit facility up to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount of $4.0 billion. At June 30, 2014, the LINN Credit Facility had a borrowing base of $4.5 billion and available borrowing capacity of approximately $1.8 billion, which includes a $5 million reduction for outstanding letters of credit. In April 2014, the Company entered into an amendment to the LINN Credit Facility to extend the maturity from April 2018 to April 2019, among other items.
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
Berry Credit Facility
Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”) has a borrowing base of $1.4 billion, subject to lender commitments. At June 30, 2014, lender commitments under the facility were $1.2 billion but there was less than $1 million of available borrowing capacity, including outstanding letters of credit. In February 2014, Berry entered into an amendment to the Berry Credit Facility to amend the terms of certain financial and reporting covenants, and in April 2014,

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Berry entered into an amendment to the Berry Credit Facility to extend the maturity from May 2016 to April 2019 and to amend the terms of certain financial covenants and definitions, among other items.
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
The Company refers to the LINN Credit Facility and the Berry Credit Facility, collectively, as the “Credit Facilities.”
Senior Notes Due May 2019
The Company has $750 million in aggregate principal amount of 6.50% senior notes due May 2019 (the “May 2019 Senior Notes”). In an exchange offer that expired in October 2012, the Company exchanged all of its $750 million outstanding principal amount of May 2019 Senior Notes for an equal amount of new May 2019 Senior Notes. The terms of the new May 2019 Senior Notes are substantially similar in all material respects to those of the outstanding May 2019 Senior Notes, except that the transfer restrictions, registration rights and additional interest provisions relating to the outstanding May 2019 Senior Notes do not apply to the new May 2019 Senior Notes.
Senior Notes Due November 2019
The Company has $1.8 billion in aggregate principal amount of 6.25% senior notes due November 2019 (the “November 2019 Senior Notes”). In connection with the issuance and sale of the November 2019 Senior Notes, the Company entered into a Registration Rights Agreement (“November 2019 Registration Rights Agreement”) with the initial purchasers. Under the November 2019 Registration Rights Agreement, the Company agreed to use its reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to issue new notes having terms substantially similar to the November 2019 Senior Notes in exchange for outstanding November 2019 Senior Notes within 400 days after the notes were issued. On March 22, 2013, the Company filed a registration statement on Form S-4 to register exchange notes that are substantially similar to the November 2019 Senior Notes. On June 2, 2014, the registration statement was declared effective and the Company commenced an offer to exchange any and all of its $1.8 billion outstanding principal amount of November 2019 Senior Notes for an equal amount of new November 2019 Senior Notes.
The terms of the new November 2019 Senior Notes are substantially similar in all material respects to those of the outstanding November 2019 Senior Notes, except that the transfer restrictions, registration rights and additional interest provisions relating

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

to the outstanding November 2019 Senior Notes do not apply to the new November 2019 Senior Notes. The exchange offer expired on June 28, 2014. The effective date of the registration statement was past the deadline in the registration rights agreement, and therefore, the Company paid additional interest of approximately $15 million since the deadline.
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
Berry Senior Notes Due November 2020
Berry has $300 million in aggregate principal amount of 6.75% senior notes due November 2020 (the “Berry November 2020 Senior Notes”). The Berry November 2020 Senior Notes were recorded at their fair value of approximately $310 million on the Berry acquisition date including a $10 million premium which is being amortized to interest expense over the life of the related notes.
Berry Senior Notes Due September 2022
Berry has $599 million in aggregate principal amount of 6.375% senior notes due September 2022 (the “Berry September 2022 Senior Notes”). The Berry September 2022 Senior Notes were recorded at their fair value of approximately $607 million on the Berry acquisition date including a $7 million premium which is being amortized to interest expense over the life of the related notes.
Repurchases of Berry Senior Notes
In February 2014, in accordance with the indentures related to Berry’s senior notes, the Company repurchased through cash tender offers $321,000, $30,000 and $837,000 of Berry’s 10.25% senior notes due June 2014 (the “Berry June 2014 Senior Notes”), November 2020 Senior Notes and September 2022 Senior Notes, respectively.
Payment of Berry June 2014 Senior Notes
On May 30, 2014, in accordance with the provisions of the indenture related to the Berry June 2014 Senior Notes, the Company paid in full the remaining outstanding principal amount of approximately $205 million.
Senior Notes Covenants
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
The following table summarizes derivative positions for the periods indicated as of June 30, 2014:

	July 1 - December 31, 2014	2015	2016	2017	2018
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	49,100	118,041	121,841	120,122	36,500
Average price ($/MMBtu)	$5.25	$5.19	$4.20	$4.26	$5.00
Put options (NYMEX Henry Hub):
Hedged volume (MMMBtu)	40,141	71,854	76,269	66,886	—
Average price ($/MMBtu)	$5.00	$5.00	$5.00	$4.88	$—
Oil positions:
Fixed price swaps (NYMEX WTI): (1)
Hedged volume (MBbls)	8,485	11,599	11,465	4,755	—
Average price ($/Bbl)	$92.44	$96.23	$90.56	$89.02	$—
Collars (NYMEX WTI):
Hedged volume (MBbls)	368	—	—	—	—
Average floor price ($/Bbl)	$90.00	$—	$—	$—	$—
Average ceiling price ($/Bbl)	$102.87	$—	$—	$—	$—
Three-way collars (NYMEX WTI):
Hedged volume (MBbls)	1,564	1,095	—	—	—
Short put ($/Bbl)	$72.11	$70.00	$—	$—	$—
Long put ($/Bbl)	$93.76	$90.00	$—	$—	$—
Short call ($/Bbl)	$109.79	$101.62	$—	$—	$—

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	July 1 - December 31, 2014	2015	2016	2017	2018
Put options (NYMEX WTI):
Hedged volume (MBbls)	1,996	3,426	3,271	384	—
Average price ($/Bbl)	$91.30	$90.00	$90.00	$90.00	$—
Three-way collars (ICE Brent):
Hedged volume (MBbls)	184	—	—	—	—
Short put ($/Bbl)	$80.00	$—	$—	$—	$—
Long put ($/Bbl)	$100.00	$—	$—	$—	$—
Short call ($/Bbl)	$114.05	$—	$—	$—	$—
Natural gas basis differential positions: (2)
Panhandle basis swaps:
Hedged volume (MMMBtu)	40,020	87,162	59,954	59,138	16,425
Hedged differential ($/MMBtu)	$(0.33)	$(0.33)	$(0.32)	$(0.33)	$(0.33)
NWPL Rockies basis swaps:
Hedged volume (MMMBtu)	20,619	43,292	46,294	38,880	10,804
Hedged differential ($/MMBtu)	$(0.20)	$(0.20)	$(0.20)	$(0.19)	$(0.19)
MichCon basis swaps:
Hedged volume (MMMBtu)	4,784	9,344	7,768	7,437	2,044
Hedged differential ($/MMBtu)	$0.08	$0.06	$0.05	$0.05	$0.05
Houston Ship Channel basis swaps:
Hedged volume (MMMBtu)	2,650	4,891	4,575	3,604	986
Hedged differential ($/MMBtu)	$(0.10)	$(0.10)	$(0.10)	$(0.08)	$(0.08)
Permian basis swaps:
Hedged volume (MMMBtu)	2,466	5,074	4,219	4,819	1,314
Hedged differential ($/MMBtu)	$(0.21)	$(0.21)	$(0.20)	$(0.20)	$(0.20)
Oil basis differential positions:
ICE Brent - NYMEX WTI basis swaps:
Hedged volume (MBbls)	1,840	2,920	—	—	—
Hedged differential ($/Bbl)	$11.60	$11.60	$—	$—	$—
Oil timing differential positions:
Trade month roll swaps (NYMEX WTI): (3)
Hedged volume (MBbls)	4,577	7,251	7,446	6,486	—
Hedged differential ($/Bbl)	$0.24	$0.24	$0.25	$0.25	$—

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

(2)	Settle on the respective pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

Settled derivatives on natural gas production for the three months and six months ended June 30, 2014, included volumes of 44,136 MMMBtu and 87,787 MMMBtu, respectively, at an average contract price of $5.14 per MMBtu. Settled derivatives on oil production for the three months and six months ended June 30, 2014, included volumes of 6,230 MBbls and 12,391 MBbls, respectively, at an average contract price of $92.39 per Bbl. Settled derivatives on natural gas production for the three months and six months ended June 30, 2013, included volumes of 43,253 MMMBtu and 86,031 MMMBtu, respectively, at an average contract price of $5.29 per MMBtu. Settled derivatives on oil production for the three months and six months ended June 30, 2013, included volumes of 3,734 MBbls and 7,426 MBbls, respectively, at an average contract price of $95.57 per Bbl. The natural gas derivatives are settled based on the closing price of NYMEX natural gas on the last trading day for the delivery month, which occurs on the third business day preceding the delivery month, or the relevant index prices of natural gas published in Inside FERC’s Gas Market Report on the first business day of the delivery month. The oil derivatives are settled based on the average closing prices of NYMEX WTI and ICE Brent crude oil for each day of the delivery month.
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	June 30, 2014	December 31, 2013
	(in thousands)
Assets:
Commodity derivatives	$551,636	$1,048,212
Liabilities:
Commodity derivatives	$353,222	$222,905
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facilities or were participants or affiliates of participants in its Credit Facilities at the time it originally entered into the derivatives. The Credit Facilities are secured by the Company’s oil, natural gas and NGL reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $552 million at June 30, 2014. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains (Losses) on Derivatives
Gains and losses on derivatives were net losses of approximately $409 million and $650 million for the three months and six months ended June 30, 2014, respectively. Net losses for the three months and six months ended June 30, 2014, include cash settlement payments of approximately $9 million and $23 million, respectively. Gains and losses on derivatives were net gains of approximately $327 million and $218 million for the three months and six months ended June 30, 2013, respectively. Net gains for the three months and six months ended June 30, 2013, include cash settlement receipts of approximately $59 million and $145 million, respectively. These amounts are reported on the condensed consolidated statements of operations in “gains (losses) on oil and natural gas derivatives.”

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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2014
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$551,636	$(284,488)	$267,148
Liabilities:
Commodity derivatives	$353,222	$(284,488)	$68,734

	December 31, 2013
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$1,048,212	$(190,080)	$858,132
Liabilities:
Commodity derivatives	$222,905	$(190,080)	$32,825

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 9 – Asset Retirement Obligations
Asset retirement obligations associated with retiring tangible long-lived assets are recognized as a liability in the period in which a legal obligation is incurred and becomes determinable and are included in “other accrued liabilities” and “other noncurrent liabilities” on the condensed consolidated balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2.0% for the six months ended June 30, 2014); and (iv) a credit-adjusted risk-free interest rate (average of 5.4% for the six months ended June 30, 2014). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following presents a reconciliation of the asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2013	$289,321
Liabilities added from drilling	5,673
Current year accretion expense	9,570
Settlements	(9,947)
Revision of estimates	9,130
Asset retirement obligations at June 30, 2014	$303,747

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
Prior to the Company’s acquisition of Berry, Berry became, and continues to be, a defendant in a certain statewide royalty class action case, in which the parties have entered into a settlement agreement to settle past claims for approximately $2.4 million. Subject to approval of the settlement agreement by the court, Berry and the Company anticipate distribution of settlement funds to begin late in the third quarter or early fourth quarter of 2014.
In the summer of 2013, several class action complaints were filed in the United States District Court, Southern District of Texas and the United States District Court, Southern District of New York (the “SDNY”) against LINN Energy, LinnCo, certain of their officers and directors and the various underwriters for LinnCo’s initial public offering (these cases were subsequently consolidated in the SDNY (the “Combined Actions”)). These cases collectively asserted claims based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production in its Exchange Act filings and additional claims based on alleged misstatements relating to these issues in the prospectus and registration statement for LinnCo’s initial public offering.
In November 2013, LINN Energy and the other defendants filed a motion to dismiss the Combined Actions. On July 8, 2014, the Court dismissed the plaintiff’s claims with prejudice concluding that the plaintiff failed to demonstrate any material misstatement or omission by LINN Energy or LinnCo.
On July 10, 2013, Judy Mesirov, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against Mark E. Ellis, Kolja Rockov, David B. Rottino, Arden L. Walker, Jr., Charlene A. Ripley, Michael C. Linn, Joseph P. McCoy, George A. Alcorn, Terrence S. Jacobs, David D. Dunlap, Jeffrey C. Swoveland, and Linda M. Stephens in the District Court of Harris County, Texas (the “Mesirov Action”). On July 12, 2013, John Peters, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Peters Action”). On August 26, 2013, Joseph Abdalla, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Abdalla Action”) (the Mesirov Action, Peters Action, and Abdalla Actions together, the “Texas State Court Derivative Actions”). On August 19, 2013, the Charlote J. Lombardo Trust of 2004, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the United States District Court for the Southern District of Texas (the “Lombardo Action”). On September 30, 2013, the Thelma Feldman Rev. Trust, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Feldman Rev. Trust Action”). On October 21, 2013, the Parker Family Trust of 2012, derivatively on

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Parker Family Trust Action”) (the Lombardo Action, Feldman Rev. Trust Action, and Parker Family Trust Action together, the “Texas Federal Court Derivative Actions”) (the Texas State Court Derivative Action and Texas Federal Court Derivative Actions together, the “Texas Derivative Actions”). On May 28, 2014, Bill McKinnon, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “McKinnon Action”) in the Delaware Court of Chancery (the “Delaware Derivative Action”) (the Delaware Derivative Action and the Texas Derivative Actions collectively, the “Derivative Actions”). The Derivative Actions assert derivative claims on behalf of LINN Energy against the individual defendants for alleged breaches of fiduciary duty, waste of corporate assets, mismanagement, abuse of control, and unjust enrichment based on factual allegations similar to those in the Combined Actions. The cases are in their preliminary stages and it is possible that additional similar actions could be filed in the District Court of Harris County, Texas, the Delaware Court of Chancery, or in other jurisdictions. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.
During the six months ended June 30, 2014, and June 30, 2013, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
In 2008, Lehman Brothers Holdings Inc. and Lehman Brothers Commodity Services Inc. (together “Lehman”), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. In March 2011, the Company and Lehman entered into Termination Agreements under which the Company was granted general unsecured claims against Lehman in the amount of $51 million (the “Company Claim”). In December 2011, a Chapter 11 Plan (“Lehman Plan”) was approved by the Bankruptcy Court. Based on the recovery estimates described in the approved disclosure statement relating to the Lehman Plan, the Company expects to ultimately receive a substantial portion of the Company Claim. In April 2014 and April 2013, the Company received approximately $3 million and $5 million, respectively, of the Company Claim of which both amounts are included in “gains (losses) on oil and natural gas derivatives” on the condensed consolidated statements of operations. In the aggregate, the Company has received approximately $42 million of the Company Claim and additional distributions are expected to occur in the future.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per unit data)

Net income (loss)	$(207,870)	$345,157	$(293,207)	$123,272
Allocated to participating securities	(2,154)	(2,629)	(4,306)	(2,599)
	$(210,024)	$342,528	$(297,513)	$120,673

Basic net income (loss) per unit	$(0.64)	$1.47	$(0.91)	$0.52
Diluted net income (loss) per unit	$(0.64)	$1.46	$(0.91)	$0.52

Basic weighted average units outstanding	328,844	233,448	328,588	233,313
Dilutive effect of unit equivalents	—	462	—	487
Diluted weighted average units outstanding	328,844	233,910	328,588	233,800
Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to approximately 6 million unit options and warrants for the three months and six months ended June 30, 2014, and 3 million for the three months and six months ended June 30, 2013. All equivalent units were antidilutive for the three months and six months ended June 30, 2014.
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
Note 13 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows
“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	June 30, 2014	December 31, 2013
	(in thousands)

Accrued compensation	$31,702	$55,257
Accrued interest	92,019	93,998
Asset retirement obligations	12,616	6,270
Other	2,041	7,850
	$138,378	$163,375

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Six Months Ended June 30,
	2014	2013
	(in thousands)

Cash payments for interest, net of amounts capitalized	$264,141	$192,517
Cash payments for income taxes	$—	$14

Noncash investing activities:
In connection with the acquisition of oil and natural gas properties and joint-venture funding, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$4,242	$7,655
Cash (paid) received	(1,139)	3,231
Receivables from sellers	—	1,792
Payables to sellers	—	(6,854)
Liabilities assumed	$3,103	$5,824
Included in “acquisition of oil and natural gas properties and joint-venture funding” on the condensed consolidated statements of cash flows for the six months ended June 30, 2014, and June 30, 2013, is approximately $25 million and $68 million, respectively, paid by the Company towards the future funding commitment related to the joint-venture agreement entered into with Anadarko in April 2012 (see Note 2).
For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Restricted cash of approximately $6 million is included in “other noncurrent assets” on the condensed consolidated balance sheets at June 30, 2014, and December 31, 2013, and primarily represents cash deposited by the Company into a separate account and designated for asset retirement obligations in accordance with contractual agreements.
The Company manages its working capital and cash requirements to borrow only as needed from its Credit Facilities. At December 31, 2013, net outstanding checks of approximately $48 million were reclassified and included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet. At June 30, 2014, there were no net outstanding checks reclassified. The Company presents net outstanding checks as cash flows from financing activities on the condensed consolidated statements of cash flows.
Note 14 – Related Party Transactions
LinnCo
LinnCo, an affiliate of LINN Energy, was formed on April 30, 2012. LinnCo’s initial sole purpose was to own units in LINN Energy. In connection with the acquisition of Berry, LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent contribution of assets to LINN Energy. All of LinnCo’s common shares are held by the public. As of June 30, 2014, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy and owned approximately 39% of LINN Energy’s outstanding units.
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
For the three months and six months ended June 30, 2014, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $749,000 and $1.5 million, respectively, all of which had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2014. The expenses for the three months and six months ended June 30, 2014, include approximately $471,000 and $941,000, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses. In addition, during the six months ended June 30, 2014, LINN Energy paid approximately $11 million on LinnCo’s behalf for general and administrative expenses incurred by LinnCo in 2013.
For the three months and six months ended June 30, 2013, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $3 million and $15 million, respectively, of which approximately $8 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2013. The expenses for the three months and six months ended June 30, 2013, included approximately $2 million and $13 million, respectively, of transaction costs related to professional services rendered by third parties in connection with the Berry acquisition. The expenses for the three months and six months ended June 30, 2013, also included approximately $344,000 and $806,000, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.
During the three months and six months ended June 30, 2014, the Company paid approximately $93 million and $186 million, respectively, in distributions to LinnCo attributable to LinnCo’s interest in LINN Energy. During the three months and six months ended June 30, 2013, the Company paid approximately $25 million and $50 million, respectively, in distributions to LinnCo attributable to LinnCo’s interest in LINN Energy.
Other
One of the Company’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the three months and six months ended June 30, 2014, the Company paid approximately $8 million and $12 million, respectively, and for the three months and six months ended June 30, 2013, the Company paid approximately $7 million and $13 million, respectively, to Superior and its subsidiaries for services rendered to the Company. The transactions associated with these payments were consummated on terms equivalent to those that prevail in arm’s-length transactions.
Note 15 – Subsidiary Guarantors
LINN Energy, LLC’s November 2019 Senior Notes, May 2019 Senior Notes and 2010 Issued Senior Notes are guaranteed by all of the Company’s material subsidiaries, other than Berry which is an indirect wholly owned subsidiary of the Company.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2014

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32	$35,818	$2,489	$—	$38,339
Accounts receivable – trade, net	—	393,012	156,577	—	549,589
Accounts receivable – affiliates	4,025,707	26,914	—	(4,052,621)	—
Derivative instruments	—	89,541	2,070	—	91,611
Other current assets	476	77,171	30,235	—	107,882
Total current assets	4,026,215	622,456	191,371	(4,052,621)	787,421

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	—	13,558,084	5,126,125	—	18,684,209
Less accumulated depletion and amortization	—	(3,901,130)	(150,631)	—	(4,051,761)
	—	9,656,954	4,975,494	—	14,632,448

Other property and equipment	—	586,438	89,856	—	676,294
Less accumulated depreciation	—	(131,526)	(3,790)	—	(135,316)
	—	454,912	86,066	—	540,978

Derivative instruments	—	174,327	1,210	—	175,537
Notes receivable – affiliates	114,400	—	—	(114,400)	—
Investments in consolidated subsidiaries	8,540,562	—	—	(8,540,562)	—
Other noncurrent assets, net	105,004	11,072	16,204	—	132,280
	8,759,966	185,399	17,414	(8,654,962)	307,817
Total noncurrent assets	8,759,966	10,297,265	5,078,974	(8,654,962)	15,481,243
Total assets	$12,786,181	$10,919,721	$5,270,345	$(12,707,583)	$16,268,664

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$1,822	$570,680	$287,669	$—	$860,171
Accounts payable – affiliates	—	4,026,182	26,439	(4,052,621)	—
Derivative instruments	—	28,332	31,575	—	59,907
Other accrued liabilities	75,773	43,045	19,560	—	138,378
Total current liabilities	77,595	4,668,239	365,243	(4,052,621)	1,058,456

Noncurrent liabilities:
Credit facilities	2,245,000	—	1,173,175	—	3,418,175
Term loan	500,000	—	—	—	500,000
Senior notes, net	4,811,496	—	914,680	—	5,726,176
Notes payable – affiliates	—	114,400	—	(114,400)	—
Derivative instruments	—	8,827	—	—	8,827
Other noncurrent liabilities	—	211,316	184,591	—	395,907
Total noncurrent liabilities	7,556,496	334,543	2,272,446	(114,400)	10,049,085

Unitholders’ capital:
Units issued and outstanding	5,845,694	4,833,310	2,493,923	(7,318,200)	5,854,727
Accumulated income (deficit)	(693,604)	1,083,629	138,733	(1,222,362)	(693,604)
	5,152,090	5,916,939	2,632,656	(8,540,562)	5,161,123
Total liabilities and unitholders’ capital	$12,786,181	$10,919,721	$5,270,345	$(12,707,583)	$16,268,664

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2014

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$607,470	$360,380	$—	$967,850
Losses on oil and natural gas derivatives	—	(383,226)	(25,562)	—	(408,788)
Marketing revenues	—	17,839	12,434	—	30,273
Other revenues	—	7,607	9	—	7,616
	—	249,690	347,261	—	596,951
Expenses:
Lease operating expenses	—	91,547	93,354	—	184,901
Transportation expenses	—	37,371	7,483	—	44,854
Marketing expenses	—	13,549	9,725	—	23,274
General and administrative expenses	—	38,584	28,322	—	66,906
Exploration costs	—	1,551	—	—	1,551
Depreciation, depletion and amortization	—	196,682	77,753	—	274,435
Taxes, other than income taxes	—	45,052	23,479	—	68,531
Losses on sale of assets and other, net	—	1,210	4,257	—	5,467
	—	425,546	244,373	—	669,919
Other income and (expenses):
Interest expense, net of amounts capitalized	(111,603)	789	(23,486)	—	(134,300)
Interest expense – affiliates	—	(1,859)	—	1,859	—
Interest income – affiliates	1,859	—	—	(1,859)	—
Equity in losses from consolidated subsidiaries	(96,084)	—	—	96,084	—
Other, net	(2,042)	(62)	(445)	—	(2,549)
	(207,870)	(1,132)	(23,931)	96,084	(136,849)
Income (loss) before income taxes	(207,870)	(176,988)	78,957	96,084	(209,817)
Income tax benefit	—	(1,896)	(51)	—	(1,947)
Net income (loss)	$(207,870)	$(175,092)	$79,008	$96,084	$(207,870)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2013

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$488,207	$—	$—	$488,207
Gains on oil and natural gas derivatives	—	326,733	—	—	326,733
Marketing revenues	—	17,222	—	—	17,222
Other revenues	—	6,663	—	—	6,663
	—	838,825	—	—	838,825
Expenses:
Lease operating expenses	—	83,584	—	—	83,584
Transportation expenses	—	29,298	—	—	29,298
Marketing expenses	—	9,360	—	—	9,360
General and administrative expenses	—	46,305	—	—	46,305
Exploration costs	—	818	—	—	818
Depreciation, depletion and amortization	—	198,629	—	—	198,629
Impairment of long-lived assets	—	(14,851)	—	—	(14,851)
Taxes, other than income taxes	—	32,397	—	—	32,397
Gains on sale of assets and other, net	—	(959)	—	—	(959)
	—	384,581	—	—	384,581
Other income and (expenses):
Interest expense, net of amounts capitalized	(103,207)	(640)	—	—	(103,847)
Interest expense – affiliates	—	(1,412)	—	1,412	—
Interest income – affiliates	1,412	—	—	(1,412)	—
Loss on extinguishment of debt	(4,187)	—	—	—	(4,187)
Equity in earnings from consolidated subsidiaries	453,288	—	—	(453,288)	—
Other, net	(2,149)	(33)	—	—	(2,182)
	345,157	(2,085)	—	(453,288)	(110,216)
Income before income taxes	345,157	452,159	—	(453,288)	344,028
Income tax benefit	—	(1,129)	—	—	(1,129)
Net income	$345,157	$453,288	$—	$(453,288)	$345,157

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2014

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$1,213,231	$693,496	$—	$1,906,727
Losses on oil and natural gas derivatives	—	(628,184)	(22,097)	—	(650,281)
Marketing revenues	—	33,570	27,249	—	60,819
Other revenues	—	13,280	(7)	—	13,273
	—	631,897	698,641	—	1,330,538
Expenses:
Lease operating expenses	—	195,549	183,385	—	378,934
Transportation expenses	—	75,008	15,476	—	90,484
Marketing expenses	—	23,640	20,706	—	44,346
General and administrative expenses	—	74,321	71,813	—	146,134
Exploration costs	—	2,642	—	—	2,642
Depreciation, depletion and amortization	—	395,852	146,384	—	542,236
Taxes, other than income taxes	—	87,736	46,508	—	134,244
Losses on sale of assets and other, net	—	429	7,624	—	8,053
	—	855,177	491,896	—	1,347,073
Other income and (expenses):
Interest expense, net of amounts capitalized	(221,253)	627	(47,487)	—	(268,113)
Interest expense – affiliates	—	(3,409)	—	3,409	—
Interest income – affiliates	3,409	—	—	(3,409)	—
Equity in losses from consolidated subsidiaries	(71,191)	—	—	71,191	—
Other, net	(4,172)	(46)	(634)	—	(4,852)
	(293,207)	(2,828)	(48,121)	71,191	(272,965)
Income (loss) before income taxes	(293,207)	(226,108)	158,624	71,191	(289,500)
Income tax expense (benefit)	—	3,789	(82)	—	3,707
Net income (loss)	$(293,207)	$(229,897)	$158,706	$71,191	$(293,207)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2013

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$950,939	$—	$—	$950,939
Gains on oil and natural gas derivatives	—	218,363	—	—	218,363
Marketing revenues	—	27,074	—	—	27,074
Other revenues	—	11,509	—	—	11,509
	—	1,207,885	—	—	1,207,885
Expenses:
Lease operating expenses	—	172,305	—	—	172,305
Transportation expenses	—	56,481	—	—	56,481
Marketing expenses	—	16,734	—	—	16,734
General and administrative expenses	—	104,871	—	—	104,871
Exploration costs	—	3,044	—	—	3,044
Depreciation, depletion and amortization	—	396,070	—	—	396,070
Impairment of long-lived assets	—	42,202	—	—	42,202
Taxes, other than income taxes	—	72,068	—	—	72,068
Losses on sale of assets and other, net	724	1,489	—	—	2,213
	724	865,264	—	—	865,988
Other income and (expenses):
Interest expense, net of amounts capitalized	(204,064)	(142)	—	—	(204,206)
Interest expense – affiliates	—	(2,554)	—	2,554	—
Interest income – affiliates	2,554	—	—	(2,554)	—
Loss on extinguishment of debt	(4,187)	—	—	—	(4,187)
Equity in earnings from consolidated subsidiaries	333,469	—	—	(333,469)	—
Other, net	(3,776)	(49)	—	—	(3,825)
	123,996	(2,745)	—	(333,469)	(212,218)
Income before income taxes	123,272	339,876	—	(333,469)	129,679
Income tax expense	—	6,407	—	—	6,407
Net income	$123,272	$333,469	$—	$(333,469)	$123,272

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(293,207)	$(229,897)	$158,706	$71,191	$(293,207)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	—	395,852	146,384	—	542,236
Unit-based compensation expenses	—	32,583	—	—	32,583
Amortization and write-off of deferred financing fees	11,694	—	(5,492)	—	6,202
Losses on sale of assets and other, net	—	3,506	—	—	3,506
Equity in losses from consolidated subsidiaries	71,191	—	—	(71,191)	—
Deferred income taxes	—	3,557	(82)	—	3,475
Derivatives activities:
Total losses	—	628,184	22,097	—	650,281
Cash settlements	—	(12,651)	(10,472)	—	(23,123)
Changes in assets and liabilities:
Increase in accounts receivable – trade, net	—	(27,597)	(34,294)	—	(61,891)
(Increase) decrease in accounts receivable – affiliates	220,694	(9,964)	—	(210,730)	—
(Increase) decrease in other assets	(146)	(8,287)	1,486	—	(6,947)
Increase in accounts payable and accrued expenses	2	111,675	1,905	—	113,582
Increase (decrease) in accounts payable and accrued expenses – affiliates	—	(220,694)	9,964	210,730	—
Increase (decrease) in other liabilities	702	(26,291)	(25,473)	—	(51,062)
Net cash provided by operating activities	10,930	639,976	264,729	—	915,635

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	—	(25,891)	—	—	(25,891)
Development of oil and natural gas properties	—	(536,488)	(269,129)	—	(805,617)
Purchases of other property and equipment	—	(25,786)	(5,625)	—	(31,411)
Investment in affiliates	(178,463)	—	—	178,463	—
Change in notes receivable with affiliate	(28,200)	—	—	28,200	—
Proceeds from sale of properties and equipment and other	(12,983)	1,253	—	—	(11,730)
Net cash used in investing activities	(219,646)	(586,912)	(274,754)	206,663	(874,649)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from financing activities:
Proceeds from borrowings	1,095,000	—	—	—	1,095,000
Repayments of debt	(410,000)	—	(206,124)	—	(616,124)
Distributions to unitholders	(480,583)	—	—	—	(480,583)
Financing fees and other, net	1,263	(46,524)	(10,866)	—	(56,127)
Change in notes payable with affiliate	—	28,200	—	(28,200)	—
Capital contributions – affiliates	—	—	178,463	(178,463)	—
Excess tax benefit from unit-based compensation	3,016	—	—	—	3,016
Net cash provided by (used in) financing activities	208,696	(18,324)	(38,527)	(206,663)	(54,818)

Net increase (decrease) in cash and cash equivalents	(20)	34,740	(48,552)	—	(13,832)
Cash and cash equivalents:
Beginning	52	1,078	51,041	—	52,171
Ending	$32	$35,818	$2,489	$—	$38,339

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2013

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from operating activities:
Net income	$123,272	$333,469	$—	$(333,469)	$123,272
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	—	396,070	—	—	396,070
Impairment of long-lived assets	—	42,202	—	—	42,202
Unit-based compensation expenses	—	19,575	—	—	19,575
Loss on extinguishment of debt	4,187	—	—	—	4,187
Amortization and write-off of deferred financing fees	10,905	—	—	—	10,905
Losses on sale of assets and other, net	—	16,814	—	—	16,814
Equity in earnings from consolidated subsidiaries	(333,469)	—	—	333,469	—
Deferred income taxes	—	5,725	—	—	5,725
Derivatives activities:
Total gains	—	(218,363)	—	—	(218,363)
Cash settlements	—	144,502	—	—	144,502
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	—	36,174	—	—	36,174
Decrease in accounts receivable – affiliates	366,386	—	—	(366,386)	—
(Increase) decrease in other assets	(100)	2,360	—	—	2,260
Decrease in accounts payable and accrued expenses	—	(5,319)	—	—	(5,319)
Decrease in accounts payable and accrued expenses – affiliates	—	(366,386)	—	366,386	—
Increase (decrease) in other liabilities	771	(17,419)	—	—	(16,648)
Net cash provided by operating activities	171,952	389,404	—	—	561,356

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	—	(64,381)	—	—	(64,381)
Development of oil and natural gas properties	—	(495,899)	—	—	(495,899)
Purchases of other property and equipment	—	(55,147)	—	—	(55,147)
Change in notes receivable with affiliate	(27,400)	—	—	27,400	—
Proceeds from sale of properties and equipment and other	(8,409)	219,308	—	—	210,899
Net cash used in investing activities	(35,809)	(396,119)	—	27,400	(404,528)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from financing activities:
Proceeds from borrowings	775,000	—	—	—	775,000
Repayments of debt	(560,737)	—	—	—	(560,737)
Distributions to unitholders	(341,117)	—	—	—	(341,117)
Financing fees and other, net	(9,366)	(21,290)	—	—	(30,656)
Change in notes payable with affiliate	—	27,400	—	(27,400)	—
Excess tax benefit from unit-based compensation	—	591	—	—	591
Net cash provided by (used in) financing activities	(136,220)	6,701	—	(27,400)	(156,919)

Net decrease in cash and cash equivalents	(77)	(14)	—	—	(91)
Cash and cash equivalents:
Beginning	107	1,136	—	—	1,243
Ending	$30	$1,122	$—	$—	$1,152
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
Executive Overview
LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering in January 2006. The Company’s properties, including those acquired in the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), are located in seven operating regions in the United States (“U.S.”):

•	Mid-Continent, which includes properties in Oklahoma, Louisiana and the eastern portion of the Texas Panhandle (including the Granite Wash and Cleveland horizontal plays);

•	Rockies, which includes properties located in Wyoming (Green River Basin and Powder River Basin), Utah (Uinta Basin), North Dakota (Williston Basin) and Colorado (Piceance Basin);

•	Permian Basin, which includes areas in west Texas and southeast New Mexico;

•	California, which includes the San Joaquin Valley Basin and the Los Angeles Basin;

•	Hugoton Basin, which includes properties located primarily in Kansas and the Shallow Texas Panhandle;

•	Michigan/Illinois, which includes the Antrim Shale formation in the northern part of Michigan and oil properties in southern Illinois; and

•	East Texas, which includes properties located in east Texas.
Results for the three months ended June 30, 2014, included the following:

•	oil, natural gas and NGL sales of approximately $968 million compared to $488 million for the second quarter of 2013;

•	average daily production of approximately 1,131 MMcfe/d compared to 780 MMcfe/d for the second quarter of 2013;

•	net loss of approximately $208 million compared to net income of $345 million for the second quarter of 2013;

•	capital expenditures, excluding acquisitions, of approximately $407 million compared to $334 million for the second quarter of 2013; and

•	268 wells drilled (all successful) compared to 145 wells drilled (all successful) for the second quarter of 2013.
Results for the six months ended June 30, 2014, included the following:

•	oil, natural gas and NGL sales of approximately $1.9 billion compared to $951 million for the six months ended June 30, 2013;

•	average daily production of approximately 1,117 MMcfe/d compared to 788 MMcfe/d for the six months ended June 30, 2013;

•	net loss of approximately $293 million compared to net income of $123 million for the six months ended June 30, 2013;

•	net cash provided by operating activities of approximately $916 million compared to $561 million for the six months ended June 30, 2013;

•	capital expenditures, excluding acquisitions, of approximately $816 million compared to $606 million for the six months ended June 30, 2013; and

•	468 wells drilled (467 successful) compared to 258 wells drilled (all successful) for the six months ended June 30, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Properties Exchange – Pending
On May 20, 2014, the Company, through two of its wholly owned subsidiaries, entered into a definitive agreement to trade a portion of its Permian Basin properties to Exxon Mobil Corporation and its affiliates, including its wholly owned subsidiary XTO Energy Inc., for operating interests in the Hugoton Basin. The Company anticipates the transaction will close in the third quarter of 2014, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
Acquisitions and Divestiture – Pending
On June 27, 2014, the Company, through one of its wholly owned subsidiaries, entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties and related assets located primarily in the Rockies, Mid-Continent, east Texas, north Louisiana and south Texas from affiliates of Devon Energy Corporation for a contract price of $2.3 billion. The Company anticipates the acquisition will close in the third quarter of 2014, subject to closing conditions, and has secured $2.3 billion of committed interim financing for the acquisition, subject to final documentation. There can be no assurance that all of the conditions to closing will be satisfied. The acquisition is intended to be financed ultimately through the sale of the Company’s Granite Wash assets as well as certain non-producing acreage in its portfolio.
On July 18, 2014, the Company, through one of its wholly owned subsidiaries, entered into a definitive purchase and sale agreement to acquire certain oil and natural gas properties located in the Hugoton Basin from Pioneer Natural Resources Company for a contract price of $340 million, including a deposit of $34 million paid in July 2014. The Company anticipates the acquisition will close in the third quarter of 2014, subject to closing conditions, and will be financed with borrowings under the LINN Credit Facility, as defined in Note 6. There can be no assurance that all of the conditions to closing will be satisfied.
On July 24, 2014, the Company, through one of its wholly owned subsidiaries, entered into a definitive purchase and sale agreement to sell its interests in certain oil and natural gas properties located in the Mid-Continent region for a purchase price of approximately $90 million, subject to closing adjustments. The sale is anticipated to close in the fourth quarter of 2014, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied. The Company plans to use the net proceeds from the sale to repay borrowings under the LINN Credit Facility.
Financing and Liquidity
On May 30, 2014, in accordance with the provisions of the indenture related to Berry’s 10.25% senior notes due June 2014 (the “Berry June 2014 Senior Notes”), the Company paid in full the remaining outstanding principal amount of approximately $205 million.
On March 22, 2013, the Company filed a registration statement on Form S-4 to register exchange notes that are substantially similar to the 6.25% senior notes due November 2019 (the “November 2019 Senior Notes”), except that the transfer restrictions, registration rights and additional interest provisions relating to the outstanding November 2019 Senior Notes do not apply to the new November 2019 Senior Notes. On June 2, 2014, the registration statement was declared effective and the Company commenced an offer to exchange any and all of its $1.8 billion outstanding principal amount of November 2019 Senior Notes for an equal amount of new November 2019 Senior Notes. The exchange offer expired on June 28, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

	Three Months Ended June 30,
	2014	2013	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$205,050	$160,766	$44,284
Oil sales	651,509	261,912	389,597
NGL sales	111,291	65,529	45,762
Total oil, natural gas and NGL sales	967,850	488,207	479,643
Gains (losses) on oil and natural gas derivatives	(408,788)	326,733	(735,521)
Marketing and other revenues	37,889	23,885	14,004
	596,951	838,825	(241,874)
Expenses:
Lease operating expenses	184,901	83,584	101,317
Transportation expenses	44,854	29,298	15,556
Marketing expenses	23,274	9,360	13,914
General and administrative expenses (1)	66,906	46,305	20,601
Exploration costs	1,551	818	733
Depreciation, depletion and amortization	274,435	198,629	75,806
Impairment of long-lived assets	—	(14,851)	14,851
Taxes, other than income taxes	68,531	32,397	36,134
(Gains) losses on sale of assets and other, net	5,467	(959)	6,426
	669,919	384,581	285,338
Other income and (expenses)	(136,849)	(110,216)	(26,633)
Income (loss) before income taxes	(209,817)	344,028	(553,845)
Income tax benefit	(1,947)	(1,129)	(818)
Net income (loss)	$(207,870)	$345,157	$(553,027)

(1)
General and administrative expenses for the three months ended June 30, 2014, and June 30, 2013, include approximately $9 million and $7 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended June 30,
	2014	2013	Variance
Average daily production:
Natural gas (MMcf/d)	493	429	15%
Oil (MBbls/d)	74.5	31.5	137%
NGL (MBbls/d)	31.8	27.0	18%
Total (MMcfe/d)	1,131	780	45%

Weighted average prices: (1)
Natural gas (Mcf)	$4.57	$4.12	11%
Oil (Bbl)	$96.06	$91.27	5%
NGL (Bbl)	$38.42	$26.69	44%

Average NYMEX prices:
Natural gas (MMBtu)	$4.67	$4.09	14%
Oil (Bbl)	$102.99	$94.22	9%

Costs per Mcfe of production:
Lease operating expenses	$1.80	$1.18	53%
Transportation expenses	$0.44	$0.41	7%
General and administrative expenses (2)	$0.65	$0.65	—
Depreciation, depletion and amortization	$2.67	$2.80	(5)%
Taxes, other than income taxes	$0.67	$0.46	46%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the three months ended June 30, 2014, and June 30, 2013, include approximately $9 million and $7 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased approximately $480 million or 98% to approximately $968 million for the three months ended June 30, 2014, from approximately $488 million for the three months ended June 30, 2013, due to higher production volumes and higher NGL, oil and natural gas prices. Higher NGL, oil and natural gas prices resulted in an increase in revenues of approximately $34 million, $33 million and $20 million, respectively.
Average daily production volumes increased to approximately 1,131 MMcfe/d for the three months ended June 30, 2014, from 780 MMcfe/d for the three months ended June 30, 2013. Higher oil, natural gas and NGL production volumes resulted in an increase in revenues of approximately $357 million, $24 million and $12 million, respectively.
The following table sets forth average daily production by region:

	Three Months Ended June 30,
	2014	2013	Variance
Average daily production (MMcfe/d):
Mid-Continent	297	315	(18)	(6)%
Rockies	278	173	105	61%
Permian Basin	169	84	85	101%
California	172	13	159	1,262%
Hugoton Basin	151	140	11	8%
Michigan/Illinois	33	33	—	—
East Texas	31	22	9	41%
	1,131	780	351	45%
The decrease in average daily production volumes in the Mid-Continent region primarily reflects a reduction of approximately 9 MMcfe/d of production volumes related to the sale of the Panther Operated Cleveland Properties on May 31, 2013, and decreased development capital spending in the Granite Wash. The increase in average daily production volumes in the Rockies region primarily reflects the impact of the Berry acquisition in December 2013 and development capital spending. The increase in average daily production volumes in the Permian Basin region primarily reflects the impact of an acquisition in October 2013, the Berry acquisition and development capital spending. The increase in average daily production volumes in the California and East Texas regions primarily reflects the impact of the Berry acquisition. The increase in average daily production volumes in the Hugoton Basin region primarily reflects development capital spending. The Michigan/Illinois region consists of a low-decline asset base and continues to produce at consistent levels.
Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives were approximately $409 million for the three months ended June 30, 2014, compared to gains of approximately $327 million for the three months ended June 30, 2013, representing a variance of approximately $736 million. Losses on oil and natural gas derivatives were primarily due to changes in fair value on unsettled derivative contracts and lower cash settlements during the period. The results for 2014 and 2013 also include gains of approximately $3 million and $5 million, respectively, related to the recoveries of a bankruptcy claim (see Note 10). The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
During the three months ended June 30, 2014, the Company had commodity derivative contracts for approximately 98% of its natural gas production and 92% of its oil production. During the three months ended June 30, 2013, the Company had commodity derivative contracts for approximately 111% of its natural gas production and 130% of its oil production.
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

Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing and other revenues increased by approximately $14 million or 59% to approximately $38 million for the three months ended June 30, 2014, from approximately $24 million for the three months ended June 30, 2013, primarily due to electricity sales revenues generated from the Company’s California cogeneration facilities acquired and certain contracts assumed in the Berry acquisition in December 2013, as well as higher revenues generated from the Jayhawk natural gas processing plant.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by approximately $101 million or 121% to approximately $185 million for the three months ended June 30, 2014, from approximately $84 million for the three months ended June 30, 2013. Lease operating expenses increased primarily due to costs associated with properties acquired in the Berry acquisition. Lease operating expenses per Mcfe also increased to $1.80 per Mcfe for the three months ended June 30, 2014, from $1.18 per Mcfe for the three months ended June 30, 2013, primarily due to higher rates on newly acquired oil properties.
Transportation Expenses
Transportation expenses increased by approximately $16 million or 53% to approximately $45 million for the three months ended June 30, 2014, from approximately $29 million for the three months ended June 30, 2013, primarily due to the Berry acquisition.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses increased by approximately $14 million or 149% to approximately $23 million for the three months ended June 30, 2014, from approximately $9 million for the three months ended June 30, 2013, primarily due to electricity generation expenses incurred from the Company’s California cogeneration facilities acquired and certain contracts assumed in the Berry acquisition, as well as higher expenses associated with the Jayhawk natural gas processing plant.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses increased by approximately $21 million or 45% to approximately $67 million for the three months ended June 30, 2014, from approximately $46 million for the three months ended June 30, 2013. The increase was primarily due to higher salaries and benefits related expenses, primarily driven by increased employee headcount and unit-based compensation, higher professional services expenses and higher various other administrative expenses partially offset by lower non-payroll related acquisition expenses. Although general and administrative expenses increased, the unit rate remained consistent at $0.65 per Mcfe for the three months ended June 30, 2014, and 2013.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $75 million or 38% to approximately $274 million for the three months ended June 30, 2014, from approximately $199 million for the three months ended June 30, 2013. Higher total production volumes were the primary reason for the increased expense. Depreciation, depletion and amortization per Mcfe decreased to $2.67 per Mcfe for the three months ended June 30, 2014, from $2.80 per Mcfe for the three months ended June 30, 2013.
Impairment of Long-Lived Assets
The Company recorded no impairment charge for the three months ended June 30, 2014. During the three months ended June 30, 2013, the Company recorded an adjustment of approximately $15 million to reduce the initial impairment charge recorded in March 2013 to reflect the fair value less costs to sell the Panther Operated Cleveland Properties sold in May 2013 (see Note 2). At March 31, 2013, the carrying value of the Panther Operated Cleveland Properties was reduced to fair value less costs to sell resulting in an impairment charge of approximately $57 million and the properties were classified as “assets held for sale.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Taxes, Other Than Income Taxes

	Three Months Ended June 30,
	2014	2013	Variance
	(in thousands)

Severance taxes	$35,765	$22,736	$13,029
Ad valorem taxes	28,046	9,476	18,570
California carbon allowances	4,607	178	4,429
Other	113	7	106
	$68,531	$32,397	$36,134
Taxes, other than income taxes increased by approximately $36 million or 112% for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Severance taxes, which are a function of revenues generated from production, increased primarily due to higher production volumes and higher NGL, oil and natural gas prices. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, as well as California carbon allowances, increased primarily due to the Berry acquisition.
Other Income and (Expenses)

	Three Months Ended June 30,
	2014	2013	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(134,300)	$(103,847)	$(30,453)
Loss on extinguishment of debt	—	(4,187)	4,187
Other, net	(2,549)	(2,182)	(367)
	$(136,849)	$(110,216)	$(26,633)
Other income and (expenses) increased by approximately $27 million for the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Interest expense increased primarily due to higher outstanding debt during the period and higher amortization of financing fees and expenses associated with amendments made to the Company’s Credit Facilities during 2013 and 2014. In addition, for the three months ended June 30, 2013, the Company recorded a loss on extinguishment of debt of approximately $4 million as a result of the redemption of the remaining outstanding 2017 Senior Notes. See “Debt” in “Liquidity and Capital Resources” below for additional details.
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized an income tax benefit of approximately $2 million and $1 million for the three months ended June 30, 2014, and June 30, 2013, respectively. Income tax benefit increased primarily due to lower income from the Company’s taxable subsidiaries during the three months ended June 30, 2014, compared to the same period in 2013.
Net Income (Loss)
Net income decreased by approximately $553 million to a net loss of approximately $208 million for the three months ended June 30, 2014, from net income of approximately $345 million for the three months ended June 30, 2013. The decrease was primarily due to higher losses on oil and natural gas derivatives and higher expenses, including interest, partially offset by higher production revenues. See discussions above for explanations of variances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013

	Six Months Ended June 30,
	2014	2013	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$431,739	$295,510	$136,229
Oil sales	1,247,154	503,710	743,444
NGL sales	227,834	151,719	76,115
Total oil, natural gas and NGL sales	1,906,727	950,939	955,788
Gains (losses) on oil and natural gas derivatives	(650,281)	218,363	(868,644)
Marketing and other revenues	74,092	38,583	35,509
	1,330,538	1,207,885	122,653
Expenses:
Lease operating expenses	378,934	172,305	206,629
Transportation expenses	90,484	56,481	34,003
Marketing expenses	44,346	16,734	27,612
General and administrative expenses (1)	146,134	104,871	41,263
Exploration costs	2,642	3,044	(402)
Depreciation, depletion and amortization	542,236	396,070	146,166
Impairment of long-lived assets	—	42,202	(42,202)
Taxes, other than income taxes	134,244	72,068	62,176
Losses on sale of assets and other, net	8,053	2,213	5,840
	1,347,073	865,988	481,085
Other income and (expenses)	(272,965)	(212,218)	(60,747)
Income (loss) before income taxes	(289,500)	129,679	(419,179)
Income tax expense	3,707	6,407	(2,700)
Net income (loss)	$(293,207)	$123,272	$(416,479)

(1)
General and administrative expenses for the six months ended June 30, 2014, and June 30, 2013, include approximately $28 million and $17 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Six Months Ended June 30,
	2014	2013	Variance
Average daily production:
Natural gas (MMcf/d)	487	436	12%
Oil (MBbls/d)	72.9	30.8	137%
NGL (MBbls/d)	32.2	27.8	16%
Total (MMcfe/d)	1,117	788	42%

Weighted average prices: (1)
Natural gas (Mcf)	$4.90	$3.75	31%
Oil (Bbl)	$94.55	$90.23	5%
NGL (Bbl)	$39.14	$30.12	30%

Average NYMEX prices:
Natural gas (MMBtu)	$4.80	$3.71	29%
Oil (Bbl)	$100.84	$94.30	7%

Costs per Mcfe of production:
Lease operating expenses	$1.87	$1.21	55%
Transportation expenses	$0.45	$0.40	13%
General and administrative expenses (2)	$0.72	$0.74	(3)%
Depreciation, depletion and amortization	$2.68	$2.78	(4)%
Taxes, other than income taxes	$0.66	$0.51	29%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the six months ended June 30, 2014, and June 30, 2013, include approximately $28 million and $17 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased approximately $956 million or 101% to approximately $1.9 billion for the six months ended June 30, 2014, from approximately $951 million for the six months ended June 30, 2013, due to higher production volumes and higher natural gas, oil and NGL prices. Higher natural gas, oil and NGL prices resulted in an increase in revenues of approximately $101 million, $57 million and $52 million, respectively.
Average daily production volumes increased to 1,117 MMcfe/d for the six months ended June 30, 2014, from 788 MMcfe/d for the six months ended June 30, 2013. Higher oil, natural gas and NGL production volumes resulted in an increase in revenues of approximately $687 million, $35 million and $24 million, respectively.
The following sets forth average daily production by region:

	Six Months Ended June 30,
	2014	2013	Variance
Average daily production (MMcfe/d):
Mid-Continent	300	321	(21)	(7)%
Rockies	275	177	98	55%
Permian Basin	167	82	85	104%
California	164	12	152	1,214%
Hugoton Basin	147	141	6	4%
Michigan/Illinois	33	34	(1)	(2)%
East Texas	31	21	10	46%
	1,117	788	329	42%
The decrease in average daily production volumes in the Mid-Continent region primarily reflects a reduction of approximately 14 MMcfe/d of production volumes related to the sale of the Panther Operated Cleveland Properties on May 31, 2013, and decreased development capital spending in the Granite Wash. The increase in average daily production volumes in the Rockies region primarily reflects the impact of the Berry acquisition in December 2013 and development capital spending. The increase in average daily production volumes in the Permian Basin region primarily reflects the impact of an acquisition in October 2013, the Berry acquisition and development capital spending. The increase in average daily production volumes in the California and East Texas regions primarily reflects the impact of the Berry acquisition. The increase in average daily production volumes in the Hugoton Basin region primarily reflects development capital spending. The Michigan/Illinois region consists of a low-decline asset base and continues to produce at consistent levels.
Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives were approximately $650 million for the six months ended June 30, 2014, compared to gains of approximately $218 million for the six months ended June 30, 2013, representing a variance of approximately $868 million. Losses on oil and natural gas derivatives were primarily due to changes in fair value on unsettled derivatives contracts and lower cash settlements during the period. The results for 2014 and 2013 also include gains of approximately $3 million and $5 million, respectively, related to the recoveries of a bankruptcy claim (see Note 10). The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
During the six months ended June 30, 2014, the Company had commodity derivative contracts for approximately 100% of its natural gas production and 94% of its oil production. During the six months ended June 30, 2013, the Company had commodity derivative contracts for approximately 109% of its natural gas production and 133% of its oil production.
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

Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing and other revenues increased by approximately $35 million or 92% to approximately $74 million for the six months ended June 30, 2014, from approximately $39 million for the six months ended June 30, 2013, primarily due to electricity sales revenues generated by the Company’s California cogeneration facilities acquired and certain contracts assumed in the Berry acquisition in December 2013, as well as higher revenues generated from the Jayhawk natural gas processing plant.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies and workover expenses. Lease operating expenses increased by approximately $207 million or 120% to approximately $379 million for the six months ended June 30, 2014, from approximately $172 million for the six months ended June 30, 2013. Lease operating expenses increased primarily due to costs associated with properties acquired in the Berry acquisition. Lease operating expenses per Mcfe also increased to $1.87 per Mcfe for the six months ended June 30, 2014, from $1.21 per Mcfe for the six months ended June 30, 2013, primarily due to higher rates on newly acquired oil properties.
Transportation Expenses
Transportation expenses increased by approximately $34 million or 60% to approximately $90 million for the six months ended June 30, 2014, from approximately $56 million for the six months ended June 30, 2013, primarily due to the Berry acquisition.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses increased by approximately $27 million or 165% to approximately $44 million for the six months ended June 30, 2014, from approximately $17 million for the six months ended June 30, 2013, primarily due to electricity generation expenses incurred from the Company’s California cogeneration facilities acquired and certain contracts assumed in the Berry acquisition, as well as higher expenses associated with the Jayhawk natural gas processing plant.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses increased by approximately $41 million or 39% to approximately $146 million for the six months ended June 30, 2014, from approximately $105 million for the six months ended June 30, 2013. The increase was primarily due to higher salaries and benefits related expenses, primarily driven by increased employee headcount and unit-based compensation, higher professional services expenses and higher various other administrative expenses partially offset by lower non-payroll related acquisition expenses. Although general and administrative expenses increased, the unit rate decreased slightly to $0.72 per Mcfe for the six months ended June 30, 2014, from $0.74 per Mcfe for the six months ended June 30, 2013.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization increased by approximately $146 million or 37% to approximately $542 million for the six months ended June 30, 2014, from approximately $396 million for the six months ended June 30, 2013. Higher total production volumes were the primary reason for the increased expense. Depreciation, depletion and amortization per Mcfe decreased to $2.68 per Mcfe for the six months ended June 30, 2014, from $2.78 per Mcfe for the six months ended June 30, 2013.
Impairment of Long-Lived Assets
The Company recorded no impairment charge for the six months ended June 30, 2014. During the six months ended June 30, 2013, the Company recorded a noncash impairment charge, before and after tax, of approximately $42 million associated with the write-down of the carrying value of the Panther Operated Cleveland Properties sold in May 2013 (see Note 2).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Taxes, Other Than Income Taxes

	Six Months Ended June 30,
	2014	2013	Variance
	(in thousands)

Severance taxes	$67,881	$43,388	$24,493
Ad valorem taxes	57,122	28,484	28,638
California carbon allowances	9,126	178	8,948
Other	115	18	97
	$134,244	$72,068	$62,176
Taxes, other than income taxes increased by approximately $62 million or 86% for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Severance taxes, which are a function of revenues generated from production, increased primarily due to higher production volumes and higher natural gas, oil and NGL prices. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, as well as California carbon allowances, increased primarily due to the Berry acquisition.
Other Income and (Expenses)

	Six Months Ended June 30,
	2014	2013	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(268,113)	$(204,206)	$(63,907)
Loss on extinguishment of debt	—	(4,187)	4,187
Other, net	(4,852)	(3,825)	(1,027)
	$(272,965)	$(212,218)	$(60,747)
Other income and (expenses) increased by approximately $61 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Interest expense increased primarily due to higher outstanding debt during the period and higher amortization of financing fees and expenses associated with amendments made to the Company’s Credit Facilities during 2013 and 2014. In addition, for the six months ended June 30, 2013, the Company recorded a loss on extinguishment of debt of approximately $4 million as a result of the redemption of the remaining outstanding 2017 Senior Notes. See “Debt” in “Liquidity and Capital Resources” below for additional details.
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $4 million and $6 million for the six months ended June 30, 2014, and June 30, 2013, respectively. Income tax expense decreased primarily due to lower income from the Company’s taxable subsidiaries during the six months ended June 30, 2014, compared to the same period in 2013.
Net Income (Loss)
Net income decreased by approximately $416 million to a net loss of approximately $293 million for the six months ended June 30, 2014, from net income of approximately $123 million for the six months ended June 30, 2013. The decrease was primarily due to higher losses on oil and natural gas derivatives and higher expenses, including interest, partially offset by higher production revenues. See discussions above for explanations of variances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity and Capital Resources
The Company utilizes funds from debt and equity offerings, borrowings under its Credit Facilities and net cash provided by operating activities for capital resources and liquidity. To date, the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the six months ended June 30, 2014, the Company’s total capital expenditures, excluding acquisitions, were approximately $816 million. For 2014, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $1.6 billion, including approximately $1.55 billion related to its oil and natural gas capital program and approximately $35 million related to its plant and pipeline capital. This estimate reflects amounts for the development of properties associated with acquisitions (see Note 2), is under continuous review and subject to ongoing adjustments. The Company expects to fund these capital expenditures primarily with net cash provided by operating activities and bank borrowings. At June 30, 2014, there was approximately $1.8 billion of available borrowing capacity under the Company’s Credit Facilities but less than $1 million available under the Berry Credit Facility.
As the Company pursues growth, it continually monitors the capital resources available to meet future financial obligations and planned capital expenditures. The Company’s future success in growing reserves and production volumes will be highly dependent on the capital resources available and its success in drilling for or acquiring additional reserves. The Company actively reviews acquisition opportunities on an ongoing basis. If the Company were to make significant additional acquisitions for cash, it would need to borrow additional amounts under its Credit Facilities, if available, or obtain additional debt or equity financing. The Company has secured $2.3 billion of committed interim financing for the pending acquisition of oil and natural gas properties from Devon, subject to final documentation. The acquisition is intended to be financed ultimately through the sale of the Company’s Granite Wash assets as well as certain non-producing acreage in its portfolio. The Company’s Credit Facilities and indentures governing its senior notes impose certain restrictions on the Company’s ability to obtain additional debt financing. Based upon current expectations, the Company believes its liquidity and capital resources will be sufficient to conduct its business and operations.
Statements of Cash Flows
The following is a comparative cash flow summary:

	Six Months Ended June 30,
	2014	2013	Variance
	(in thousands)
Net cash:
Provided by operating activities	$915,635	$561,356	$354,279
Used in investing activities	(874,649)	(404,528)	(470,121)
Used in financing activities	(54,818)	(156,919)	102,101
Net decrease in cash and cash equivalents	$(13,832)	$(91)	$(13,741)
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2014, was approximately $916 million, compared to approximately $561 million for the six months ended June 30, 2013. The increase was primarily due to higher production related revenues principally due to increased production volumes and higher commodity prices, partially offset by higher expenses and lower cash settlements on derivatives.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	$(25,891)	$(64,381)
Capital expenditures	(837,028)	(551,046)
Proceeds from sale of properties and equipment and other	(11,730)	210,899
	$(874,649)	$(404,528)
The primary use of cash in investing activities is for capital spending, including acquisitions and the development of the Company’s oil and natural gas properties. Capital expenditures increased primarily due to development activities of properties in the Rockies, California and Permian Basin regions.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2014, was approximately $55 million, compared to approximately $157 million for the six months ended June 30, 2013. The decrease in net cash used in financing activities was primarily attributable to higher net borrowings partially offset by higher distributions to unitholders during the six months ended June 30, 2014. The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Proceeds from borrowings:
LINN Credit Facility	$1,095,000	$775,000
Repayments of debt:
LINN Credit Facility	$(410,000)	$(520,000)
Senior notes	(206,124)	(40,737)
	$(616,124)	$(560,737)
Debt
The Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) provides for a revolving credit facility up to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount of $4.0 billion. At June 30, 2014, the LINN Credit Facility had a borrowing base of $4.5 billion and available borrowing capacity of approximately $1.8 billion, which includes a $5 million reduction for outstanding letters of credit. In April 2014, the Company entered into an amendment to the LINN Credit Facility to extend the maturity from April 2018 to April 2019, among other items.
Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”) has a borrowing base of $1.4 billion, subject to lender commitments. At June 30, 2014, lender commitments under the facility were $1.2 billion but there was less than $1 million of available borrowing capacity, including outstanding letters of credit. In February 2014, Berry entered into an amendment to the Berry Credit Facility to amend the terms of certain financial and reporting covenants, and in April 2014, Berry entered into an amendment to the Berry Credit Facility to extend the maturity from May 2016 to April 2019 and to amend the terms of certain financial covenants and definitions, among other items.
As of June 30, 2014, the Company was in compliance with all financial and other covenants of its Credit Facilities. If an event of default would occur and were continuing, the Company would be unable to make borrowings and its financial condition and liquidity would be adversely affected. For information related to the Credit Facilities, see Note 6.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company depends, in part, on its Credit Facilities for future capital needs. At June 30, 2014, there was approximately $1.8 billion of available borrowing capacity under the Company’s Credit Facilities but less than $1 million available under the Berry Credit Facility. In addition, the Company has drawn on the LINN Credit Facility to fund or partially fund cash distribution payments. Absent such borrowings, the Company would have at times experienced a shortfall in cash available to pay the declared cash distribution amount. If an event of default occurs and is continuing under the Credit Facilities, the Company would be unable to make borrowings to fund distributions. For additional information, see “Distribution Practices” below.
Upon the amendment of the LINN Credit Facility in April 2014, the $500 million senior secured term loan’s maturity was also extended from April 2018 to April 2019.
In February 2014, in accordance with the indentures related to Berry’s senior notes, the Company repurchased through cash tender offers $321,000, $30,000 and $837,000 of Berry’s June 2014 Senior Notes, November 2020 Senior Notes and September 2022 Senior Notes, respectively.
On May 30, 2014, in accordance with the provisions of the indenture related to the Berry June 2014 Senior Notes, the Company paid in full the remaining outstanding principal amount of approximately $205 million.
The Company plans to file Berry’s stand-alone financial statements with the Securities and Exchange Commission at a later date.
On March 22, 2013, the Company filed a registration statement on Form S-4 to register exchange notes that are substantially similar to the November 2019 Senior Notes, except that the transfer restrictions, registration rights and additional interest provisions relating to the outstanding November 2019 Senior Notes do not apply to the new November 2019 Senior Notes. On June 2, 2014, the registration statement was declared effective and the Company commenced an offer to exchange any and all of its $1.8 billion outstanding principal amount of November 2019 Senior Notes for an equal amount of new November 2019 Senior Notes. The exchange offer expired on June 28, 2014.
The Company has secured $2.3 billion of committed interim financing for the pending acquisition of oil and natural gas properties from Devon, subject to final documentation. The acquisition is intended to be financed ultimately through the sale of the Company’s Granite Wash assets as well as certain non-producing acreage in its portfolio.
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

Distributions
Under the Company’s limited liability company agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions over the next four quarters. The following provides a summary of distributions paid by the Company during the six months ended June 30, 2014:

Date Paid	Distributions Per Unit	Total Distributions
		(in millions)

June 2014	$0.2416	$80
May 2014	$0.2416	$80
April 2014	$0.2416	$80
March 2014	$0.2416	$80
February 2014	$0.2416	$80
January 2014	$0.2416	$80
On July 1, 2014, the Company’s Board of Directors declared a cash distribution of $0.725 per unit with respect to the second quarter of 2014, to be paid in three equal installments of $0.2416 per unit. The first monthly distribution with respect to the second quarter of 2014, totaling approximately $80 million, was paid on July 16, 2014, to unitholders of record as of the close of business on July 11, 2014.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements.
Contingencies
See Part II. Item 1. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.
Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2013 Annual Report on Form 10-K. With the exceptions of: (i) the Company’s payment of the remaining outstanding principal amount of the Berry June 2014 Senior Notes; (ii) an amendment to the LINN Credit Facility and term loan that extended the maturity dates from April 2018 to April 2019; and (iii) an amendment to the Berry Credit Facility that extended the maturity date from May 2016 to April 2019, there have been no significant changes to the Company’s contractual obligations from December 31, 2013. See Note 6 for additional information about the Company’s debt instruments.
Distribution Practices
The Company’s Board of Directors determines the appropriate level of distributions on a periodic basis in accordance with the provisions of the Company’s limited liability company agreement. Management considers the timing and size of planned capital expenditures and long-term views about expected results in determining the amount of its distributions. Capital spending and resulting production and net cash provided by operating activities do not typically occur evenly throughout the year due to a variety of factors which are difficult to predict, including rig availability, weather, well performance, the timing of completions and the commodity price environment. Consistent with practices common to publicly traded partnerships, the Company’s Board of Directors historically has not varied the distribution it declares from period to period based on uneven net cash provided by operating activities. The Company’s Board of Directors reviews historical financial results and forecasts for future periods, including development activities, as well as considers the impact of significant acquisitions in making a determination to increase, decrease or maintain the current level of distribution. To date in 2014, the Company’s Board of Directors has considered past shortfalls and the current excess of net cash provided by operating activities after distributions and discretionary adjustments as well as forecasts of expected future net cash provided by operating activities and has decided

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Net cash provided by operating activities	$481,153	$226,762	$915,635	$561,356
Distributions to unitholders	(240,510)	(170,163)	(480,583)	(341,117)
Excess of net cash provided by operating activities after distributions to unitholders	240,643	56,599	435,052	220,239
Discretionary adjustments considered by the Board of Directors:
Discretionary reductions for a portion of oil and natural gas development costs (1)	(199,448)	(111,912)	(392,868)	(222,210)
Cash recoveries of bankruptcy claim (2)	(2,913)	(5,073)	(2,913)	(5,073)
Cash paid for acquisitions or divestitures – revenues less operating expenses (3)	—	(6,790)	—	(6,790)
Provision for legal matters (4)	2,400	—	1,598	—
Changes in operating assets and liabilities and other, net (5)	(8,626)	49,132	(11,806)	(24,630)
Excess (shortfall) of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors (6)	$32,056	$(18,044)	$29,063	$(38,464)

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

See below for total development of oil and natural gas properties as presented in the statements of cash flows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Total development of oil and natural gas properties	$410,774	$260,095	$805,617	$495,899

(2)	Represent the recoveries of a bankruptcy claim against Lehman Brothers which was not a transaction occurring in the ordinary course of the Company’s business.

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

(4)	Represents reserves and settlements related to legal matters.

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

Any cash generated by Berry is currently being used by Berry to fund its activities and is not currently being distributed to LINN Energy for further distribution to its unitholders.  To the extent that Berry generates cash in excess of its needs, the indentures governing Berry’s senior notes limit the amount it may distribute to LINN Energy to the amount available under a “restricted payments basket,” and Berry may not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Berry indentures.  Berry’s restricted payments basket was approximately $266 million at June 30, 2014, and may be increased in accordance with the terms of the Berry indentures by, among other things, 50% of Berry’s future net income, reductions in its indebtedness and restricted investments, and future capital contributions.
A summary of the significant sources and uses of funding for the respective periods is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)

Net cash provided by operating activities	$481,153	$226,762	$915,635	$561,356
Distributions to unitholders	(240,510)	(170,163)	(480,583)	(341,117)
Excess of net operating cash flow after distributions to unitholders	240,643	56,599	435,052	220,239
Plus (less):
Net cash provided by financing activities (excluding distributions to unitholders)	163,006	64,048	425,765	184,198
Acquisition of oil and natural gas properties and joint-venture funding	(546)	(49,253)	(25,891)	(64,381)
Development of oil and natural gas properties	(410,774)	(260,095)	(805,617)	(495,899)
Purchases of other property and equipment	(21,260)	(29,304)	(31,411)	(55,147)
Proceeds from sale of properties and equipment and other	(1,044)	213,123	(11,730)	210,899
Net decrease in cash and cash equivalents	$(29,975)	$(4,882)	$(13,832)	$(91)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

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
Cautionary Statement
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include content about the Company’s:

•	business strategy;

•	acquisition strategy;

•	financial strategy;

•	effects of the pending SEC inquiry and other legal proceedings;

•	ability to maintain or grow distributions;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results, including results of acquired properties;

•	plans, objectives, expectations and intentions; and

•
integration of acquired businesses and operations, which may take longer than anticipated, may be more costly than anticipated as a result of unexpected factors or events and may have an unanticipated adverse effect on the Company’s business.

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
At June 30, 2014, the fair value of fixed price swaps, put option contracts, collars and three-way collars was a net asset of approximately $197 million. A 10% increase in the index oil and natural gas prices above the June 30, 2014, prices would result in a net liability of approximately $494 million, which represents a decrease in the fair value of approximately $691 million; conversely, a 10% decrease in the index oil and natural gas prices below June 30, 2014, prices would result in a net asset of approximately $888 million, which represents an increase in the fair value of approximately $691 million.
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
The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts will likely differ from those estimated at June 30, 2014, and December 31, 2013, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.
The Company cannot be assured that its counterparties will be able to perform under its derivative contracts. If a counterparty fails to perform and the derivative arrangement is terminated, the Company’s cash flow and ability to pay distributions could be impacted.
Interest Rate Risk
At June 30, 2014, the Company had long-term debt outstanding under its Credit Facilities and term loan of approximately $3.9 billion which incurred interest at floating rates (see Note 6). A 1% increase in the London Interbank Offered Rate (“LIBOR”) would result in an estimated $39 million increase in annual interest expense.
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
At June 30, 2014, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 1.22%. A 1% increase in the average public bond yield spread would result in an estimated $1 million increase in net income for the six months ended June 30, 2014. At June 30, 2014, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 2.30%. A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $3 million decrease in net income for the six months ended June 30, 2014.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Audit Committee of the Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the

Item 4.    Controls and Procedures - Continued

desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.
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
There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2014 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to integrate certain business operations, information systems, processes and related internal control over financial reporting as a result of the acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC. The Company will continue to assess the effectiveness of its internal control over financial reporting as integration activities continue.

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
Prior to the Company’s acquisition of Berry, Berry became, and continues to be, a defendant in a certain statewide royalty class action case, in which the parties have entered into a settlement agreement to settle past claims for approximately $2.4 million. Subject to approval of the settlement agreement by the court, Berry and the Company anticipate distribution of settlement funds to begin late in the third quarter or early fourth quarter of 2014.
In the summer of 2013, several class action complaints were filed in the United States District Court, Southern District of Texas and the United States District Court, Southern District of New York (the “SDNY”) against LINN Energy, LinnCo, certain of their officers and directors and the various underwriters for LinnCo’s initial public offering (these cases were subsequently consolidated in the SDNY (the “Combined Actions”)). These cases collectively asserted claims based on allegations that LINN Energy made false or misleading statements relating to its hedging strategy, the cash flow available for distribution to unitholders, and LINN Energy’s energy production in its Exchange Act filings and additional claims based on alleged misstatements relating to these issues in the prospectus and registration statement for LinnCo’s initial public offering.
In November 2013, LINN Energy and the other defendants filed a motion to dismiss the Combined Actions. On July 8, 2014, the Court dismissed the plaintiff’s claims with prejudice concluding that the plaintiff failed to demonstrate any material misstatement or omission by LINN Energy or LinnCo.
On July 10, 2013, Judy Mesirov, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against Mark E. Ellis, Kolja Rockov, David B. Rottino, Arden L. Walker, Jr., Charlene A. Ripley, Michael C. Linn, Joseph P. McCoy, George A. Alcorn, Terrence S. Jacobs, David D. Dunlap, Jeffrey C. Swoveland, and Linda M. Stephens in the District Court of Harris County, Texas (the “Mesirov Action”). On July 12, 2013, John Peters, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Peters Action”). On August 26, 2013, Joseph Abdalla, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the District Court of Harris County, Texas (the “Abdalla Action”) (the Mesirov Action, Peters Action, and Abdalla Actions together, the “Texas State Court Derivative Actions”). On August 19, 2013, the Charlote J. Lombardo Trust of 2004, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants in the United States District Court for the Southern District of Texas (the “Lombardo Action”). On September 30, 2013, the Thelma Feldman Rev. Trust, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Feldman Rev. Trust Action”). On October 21, 2013, the Parker Family Trust of 2012, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “Parker Family Trust Action”) (the Lombardo Action, Feldman Rev. Trust Action, and Parker Family Trust Action together, the “Texas Federal Court Derivative Actions”) (the Texas State Court Derivative Action and Texas Federal Court Derivative Actions together, the “Texas Derivative Actions”). On May 28, 2014, Bill McKinnon, derivatively on behalf of nominal defendant LINN Energy, filed a shareholder derivative petition against many of the same defendants (the “McKinnon Action”) in the Delaware Court of Chancery (the “Delaware Derivative Action”) (the Delaware Derivative Action and the Texas Derivative Actions collectively, the “Derivative Actions”). The Derivative Actions assert derivative claims on behalf of LINN Energy against the individual defendants for alleged breaches of fiduciary duty, waste of corporate assets, mismanagement, abuse of control, and unjust enrichment based on factual allegations similar to those in the Combined Actions. The cases are in their preliminary stages and it is possible that additional similar actions could be filed in the District Court of Harris County,

Item 1.    Legal Proceedings - Continued

Texas, the Delaware Court of Chancery, or in other jurisdictions. As a result, the Company is unable to estimate a possible loss, or range of possible loss, if any.

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
Our unitholders are required to pay federal income taxes and, in some cases, state and local income taxes on their share of our taxable income, whether or not they receive any cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from their share of our taxable income.
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
In particular, as announced in June 2014, we plan to divest certain of our higher decline, capital intensive properties and acquire more mature, long-life oil and natural gas properties with lower decline rates. If we are unable to complete these transactions in a tax efficient manner or we receive proceeds from the sale of those properties in excess of the purchase price for the acquisition portion of those transactions, we may have substantial taxable income to allocate to some or all of our unitholders.
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
Issuer Purchases of Equity Securities
In October 2008, the Board of Directors of the Company authorized the repurchase of up to $100 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases. The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time. The Company did not repurchase any units during the six months ended June 30, 2014. At June 30, 2014, approximately $56 million was available for unit repurchase under the program. In August 2014, the Board of Directors of the Company increased the repurchase authorization to up to $250 million of the Company’s outstanding units.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number		Description
2.1†	—
Exchange Agreement by and among Linn Energy Holdings, LLC, Berry Petroleum Company, LLC, XTO Energy Inc., ExxonMobil Oil Corporation, Mobil E&P U.S. Development Corporation and Exxon Mobil Corporation, dated as of May 20, 2014 (incorporated herein by reference to Exhibit 2.5 to Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-187458) filed on May 28, 2014)

2.2†	—
First Amendment to Exchange Agreement by and among Linn Energy Holdings, LLC, Berry Petroleum Company, LLC, XTO Energy Inc., ExxonMobil Oil Corporation, Mobil E&P U.S. Development Corporation and Exxon Mobil Corporation, dated as of May 22, 2014 (incorporated herein by reference to Exhibit 2.6 to Amendment No. 2 to Registration Statement on Form S-4 (File No. 333-187458) filed on May 28, 2014)

2.3*†	—	Purchase and Sale Agreement by and between Devon Energy Production, L.P. and Devon Uinta Basin Corporation, as seller, and Linn Energy Holdings, LLC as buyer, executed as of June 27, 2014
10.1	—
Third Amendment to Sixth Amended and Restated Credit Agreement, dated April 30, 2014, among Linn Energy, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 1, 2014)

10.2	—
Ninth Amendment to Second Amended and Restated Credit Agreement of Berry Petroleum Company, LLC, dated April 30, 2014, among Berry Petroleum Company, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on May 1, 2014)

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

LINN ENERGY, LLC
(Registrant)

Date: August 7, 2014	/s/ David B. Rottino
David B. Rottino
Executive Vice President, Business Development and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)