Form 10-Q
period 2015-03-31
LINN ENERGY, LLC
filed 2015-04-29
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _______________ to _______________
Commission File Number: 000-51719
LINN ENERGY, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1177591 (IRS Employer Identification No.)
600 Travis, Suite 4900 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)
(281) 840-4000 (Registrant’s telephone number, including area code)
600 Travis, Suite 5100 Houston, Texas 77002 (Former address of principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2015, there were 336,887,489 units outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
LINN ENERGY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$48,312	$1,809
Accounts receivable – trade, net	340,838	471,684
Derivative instruments	1,119,332	1,077,142
Other current assets	147,969	155,955
Total current assets	1,656,451	1,706,590

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	18,246,897	18,068,900
Less accumulated depletion and amortization	(5,592,674)	(4,867,682)
	12,654,223	13,201,218

Other property and equipment	682,772	669,149
Less accumulated depreciation	(158,409)	(144,282)
	524,363	524,867

Derivative instruments	949,879	848,097
Other noncurrent assets	135,259	142,737
	1,085,138	990,834
Total noncurrent assets	14,263,724	14,716,919
Total assets	$15,920,175	$16,423,509

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$608,926	$814,809
Derivative instruments	899	—
Other accrued liabilities	184,430	167,736
Total current liabilities	794,255	982,545

Noncurrent liabilities:
Credit facilities	3,148,175	2,968,175
Term loan	500,000	500,000
Senior notes, net	6,750,313	6,827,634
Derivative instruments	1,999	684
Other noncurrent liabilities	598,930	600,866
Total noncurrent liabilities	10,999,417	10,897,359

Commitments and contingencies (Note 10)

Unitholders’ capital:
336,887,489 units and 331,974,913 units issued and outstanding at March 31, 2015, and December 31, 2014, respectively	5,317,869	5,395,811
Accumulated deficit	(1,191,366)	(852,206)
	4,126,503	4,543,605
Total liabilities and unitholders’ capital	$15,920,175	$16,423,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$450,569	$938,877
Gains (losses) on oil and natural gas derivatives	424,781	(241,493)
Marketing revenues	33,744	30,546
Other revenues	7,453	5,657
	916,547	733,587
Expenses:
Lease operating expenses	173,021	194,033
Transportation expenses	53,540	45,630
Marketing expenses	28,841	21,072
General and administrative expenses	78,968	79,228
Exploration costs	396	1,091
Depreciation, depletion and amortization	215,014	267,801
Impairment of long-lived assets	532,617	—
Taxes, other than income taxes	54,045	65,713
(Gains) losses on sale of assets and other, net	(12,287)	2,586
	1,124,155	677,154
Other income and (expenses):
Interest expense, net of amounts capitalized	(143,101)	(133,813)
Gain on extinguishment of debt	6,635	—
Other, net	(2,213)	(2,303)
	(138,679)	(136,116)
Loss before income taxes	(346,287)	(79,683)
Income tax expense (benefit)	(7,127)	5,654
Net loss	$(339,160)	$(85,337)

Net loss per unit:
Basic	$(1.03)	$(0.27)
Diluted	$(1.03)	$(0.27)
Weighted average units outstanding:
Basic	330,642	328,329
Diluted	330,642	328,329

Distributions declared per unit	$0.313	$0.725
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ CAPITAL
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Deficit	Total Unitholders’ Capital
	(in thousands)

December 31, 2014	331,975	$5,395,811	$(852,206)	$4,543,605
Sale of units, net of offering costs of $594	1,328	15,306	—	15,306
Issuance of units	3,584	—	—	—
Distributions to unitholders		(104,815)	—	(104,815)
Unit-based compensation expenses		20,510	—	20,510
Excess tax benefit from unit-based compensation and other		(8,943)	—	(8,943)
Net loss		—	(339,160)	(339,160)
March 31, 2015	336,887	$5,317,869	$(1,191,366)	$4,126,503
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash flow from operating activities:
Net loss	$(339,160)	$(85,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	215,014	267,801
Impairment of long-lived assets	532,617	—
Unit-based compensation expenses	20,510	21,500
Gain on extinguishment of debt	(6,635)	—
Amortization and write-off of deferred financing fees	6,712	2,313
(Gains) losses on sale of assets and other, net	(7,100)	1,327
Deferred income taxes	(7,158)	5,584
Derivatives activities:
Total (gains) losses	(423,855)	241,493
Cash settlements	282,082	(14,511)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	135,230	(34,337)
Increase in other assets	(12,399)	(4,176)
Increase (decrease) in accounts payable and accrued expenses	(29,868)	16,105
Increase in other liabilities	8,713	16,720
Net cash provided by operating activities	374,703	434,482

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	—	(25,345)
Development of oil and natural gas properties	(264,818)	(394,843)
Purchases of other property and equipment	(12,401)	(10,151)
Proceeds from sale of properties and equipment and other	27,500	(10,686)
Net cash used in investing activities	(249,719)	(441,025)

Cash flow from financing activities:
Proceeds from sale of units	15,900	—
Proceeds from borrowings	395,000	540,000
Repayments of debt	(280,287)	(241,188)
Distributions to unitholders	(104,815)	(240,073)
Financing fees and offering costs	(453)	(2,662)
Excess tax benefit from unit-based compensation	(8,867)	1,457
Other	(94,959)	(34,848)
Net cash provided by (used in) financing activities	(78,481)	22,686

Net increase in cash and cash equivalents	46,503	16,143
Cash and cash equivalents:
Beginning	1,809	52,171
Ending	$48,312	$68,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
Nature of Business
Linn Energy, LLC (“LINN Energy” or the “Company”) is an independent oil and natural gas company. LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. The Company’s properties are located in eight operating regions in the United States (“U.S.”), in the Rockies, the Hugoton Basin, California, the Mid-Continent, the Permian Basin, TexLa, South Texas and Michigan/Illinois.
Principles of Consolidation and Reporting
The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
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
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years (early adoption permitted). The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements and related disclosures.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In May 2014, the FASB issued an ASU that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers. This ASU will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption and is effective for fiscal years beginning after December 15, 2016, and interim periods within those years (early adoption prohibited). The Company is currently evaluating the impact, if any, of the adoption of this ASU on its condensed consolidated financial statements and related disclosures.
Note 2 – Acquisitions and Joint-Venture Funding
The revenues and expenses related to certain oil and natural gas properties acquired in 2014 from subsidiaries of Devon Energy Corporation (“Devon” and the acquisition, the “Devon Assets Acquisition”) are included in the condensed consolidated results of operations of the Company as of August 29, 2014. The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the three months ended March 31, 2014, assuming the Devon Assets Acquisition had been completed as of January 1, 2014, including adjustments to reflect the values assigned to the net assets acquired. The pro forma financial information has been prepared for informational purposes only and does not purport to represent what the actual results of operations would have been had the transaction been completed as of the date assumed, nor is this information necessarily indicative of future consolidated results of operations. The pro forma financial information does not give effect to the costs of any integration activities or benefits that may result from the realization of future cost savings from operating efficiencies, or any other synergies that may result from the transaction.

Three Months Ended March 31, 2014
(in thousands, except per unit amounts)

Total revenues and other	$879,115
Total operating expenses	$765,491
Net loss	$(62,305)

Net loss per unit:
Basic	$(0.20)
Diluted	$(0.20)
The pro forma condensed combined statement of operations includes adjustments to:

•	Reflect the results of the Devon Assets Acquisition.

•
Reflect incremental depreciation, depletion and amortization expense, using the unit-of-production method related to oil and natural gas properties acquired and an estimated useful life of 10 years for other property and equipment.

•	Reflect incremental accretion expense related to asset retirement obligations on oil and natural gas properties acquired.

•	Reflect an increase in interest expense related to incremental debt of $2.3 billion incurred to fund the purchase price.

•	Reflect incremental amortization of deferred financing fees associated with debt incurred to fund the purchase price.
Joint-Venture Funding – 2014
For the three months ended March 31, 2014, the Company paid approximately $25 million, including interest, to fund the commitment related to the joint-venture agreement it entered into with an affiliate of Anadarko Petroleum Corporation (“Anadarko”) in April 2012. As of February 2014, the Company had fully funded the total commitment of $400 million.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 3 – Unitholders’ Capital
At-the-Market Offering Program
The Company has the authority to sell up to $500 million of units under an at-the-market offering program. Sales of units, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Select Market, any other national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of the units for general corporate purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt.
During the three months ended March 31, 2015, the Company, under its equity distribution agreement, issued and sold 1,328,192 units representing limited liability company interests at an average unit price of $11.97 for net proceeds of approximately $16 million (net of approximately $159,000 in commissions). In connection with the issuance and sale of these units, the Company also incurred professional service expenses of approximately $435,000. The Company used the net proceeds for general corporate purposes including the open market repurchases of a portion of its 8.625% senior notes due April 2020 (see Note 6). At March 31, 2015, units totaling approximately $484 million in aggregate offering price remained available to be issued and sold under the agreement.
Distributions
Under the Company’s limited liability company agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions over the next four quarters. Distributions paid by the Company are presented on the condensed consolidated statement of unitholders’ capital and the condensed consolidated statements of cash flows. On April 1, 2015, the Company’s Board of Directors declared a cash distribution of $0.3125 per unit with respect to the first quarter of 2015, to be paid in three equal installments of $0.1042 per unit. The first monthly distribution with respect to the first quarter of 2015, totaling approximately $35 million, was paid on April 16, 2015, to unitholders of record as of the close of business on April 13, 2015.
Note 4 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	March 31, 2015	December 31, 2014
	(in thousands)
Proved properties:
Leasehold acquisition	$13,368,818	$13,362,642
Development	3,012,467	2,830,841
Unproved properties	1,865,612	1,875,417
	18,246,897	18,068,900
Less accumulated depletion and amortization	(5,592,674)	(4,867,682)
	$12,654,223	$13,201,218

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Based on the analysis described above, for the three months ended March 31, 2015, the Company recorded noncash impairment charges, before and after tax, of approximately $533 million associated with proved oil and natural gas properties. The impairment was due to a decline in commodity prices. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the condensed consolidated statement of operations. Following are the impairment charges recorded:

•	Shallow Texas Panhandle Brown Dolomite formation – $278 million;

•	California region – $207 million;

•	TexLa region – $33 million;

•	South Texas region – $9 million; and

•	Mid-Continent region – $6 million.
The Company recorded no impairment charges for the three months ended March 31, 2014.
Note 5 – Unit-Based Compensation
During the three months ended March 31, 2015, the Company granted 3,468,245 restricted units and 697,120 phantom units to employees, primarily as part of its annual review of its employees’ compensation, including executives, with an aggregate fair value of approximately $42 million. The restricted units and phantom units vest over three years. A summary of unit-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

General and administrative expenses	$16,633	$18,223
Lease operating expenses	3,877	3,277
Total unit-based compensation expenses	$20,510	$21,500
Income tax benefit	$7,579	$7,944
Cash-Based Performance Unit Awards
The Company also granted 567,320 performance units (the maximum number of units available to be earned) to certain executive officers. The 2015 performance unit awards vest three years from the award date. The vesting of these units is determined based on the Company’s performance compared to the performance of a predetermined group of peer companies over a specified performance period, and the value of vested units is to be paid in cash. To date, no performance units have vested and no amounts have been paid to settle any such awards. Performance unit awards that are settled in cash are recorded as a liability with the changes in fair value recognized over the vesting period. For the three months ended March 31, 2015, the Company recognized expense for cash-based performance unit awards of approximately $266,000, included in “general and

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

administrative expenses” on the condensed consolidated statement of operations. At March 31, 2015, the Company’s liability related to these performance unit awards was also approximately $266,000.
Note 6 – Debt
The following summarizes the Company’s outstanding debt:

	March 31, 2015	December 31, 2014
	(in thousands, except percentages)

LINN credit facility (1)	$1,975,000	$1,795,000
Berry credit facility (2)	1,173,175	1,173,175
Term loan (3)	500,000	500,000
6.50% senior notes due May 2019	1,200,000	1,200,000
6.25% senior notes due November 2019	1,800,000	1,800,000
8.625% senior notes due April 2020	1,220,800	1,300,000
6.75% Berry senior notes due November 2020	299,970	299,970
7.75% senior notes due February 2021	1,000,000	1,000,000
6.50% senior notes due September 2021	650,000	650,000
6.375% Berry senior notes due September 2022	599,163	599,163
Net unamortized discounts and premiums	(19,620)	(21,499)
Total debt, net	10,398,488	10,295,809
Less current maturities	—	—
Total long-term debt, net	$10,398,488	$10,295,809

(1)	Variable interest rates of 1.93% and 1.92% at March 31, 2015, and December 31, 2014, respectively.

(2)	Variable interest rates of 2.68% and 2.67% at March 31, 2015, and December 31, 2014, respectively.

(3)	Variable interest rates of 2.68% and 2.66% at March 31, 2015, and December 31, 2014, respectively.
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

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Credit facilities	$3,148,175	$3,148,175	$2,968,175	$2,968,175
Term loan	500,000	500,000	500,000	500,000
Senior notes, net	6,750,313	5,454,065	6,827,634	5,703,649
Total debt, net	$10,398,488	$9,102,240	$10,295,809	$9,171,824

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Credit Facilities
LINN Credit Facility
The Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) provides for (1) a senior secured revolving credit facility and (2) a $500 million senior secured term loan, in aggregate subject to the then-effective borrowing base. Borrowing capacity under the revolving credit facility is limited to the lesser of (i) the then-effective borrowing base reduced by the $500 million term loan and (ii) the maximum commitment amount of $4.0 billion, and is currently $4.0 billion. The maturity date is April 2019. At March 31, 2015, the borrowing base under the LINN Credit Facility was $4.5 billion and availability under the revolving credit facility was approximately $2.0 billion, which includes a $6 million reduction for outstanding letters of credit.
Redetermination of the borrowing base under the LINN Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. The administrative agent, at the direction of a super-majority of certain of the lenders, has the right to request one interim borrowing base redetermination per year. The Company also has the right to request one interim borrowing base redetermination per year, as well as the right to an additional interim redetermination each year in connection with certain acquisitions. Significant declines in commodity prices may result in a decrease in the borrowing base. The spring 2015 semi-annual redetermination is scheduled for May 2015, and the Company anticipates its lenders will recommend a decrease in the borrowing base under the LINN Credit Facility.
The Company’s obligations under the LINN Credit Facility are secured by mortgages on certain of its material subsidiaries’ oil and natural gas properties and other personal property as well as a pledge of all ownership interests in the Company’s direct and indirect material subsidiaries. The Company is required to maintain either: 1) mortgages on properties representing at least 80% of the total value of oil and natural gas properties included on its most recent reserve report, or 2) a Collateral Coverage Ratio of at least 2.5 to 1. Collateral Coverage Ratio is defined as the ratio of the present value of future cash flows from proved reserves from the currently mortgaged properties to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount. Additionally, the obligations under the LINN Credit Facility are guaranteed by all of the Company’s material subsidiaries, other than Berry Petroleum Company, LLC (“Berry”), and are required to be guaranteed by any future material subsidiaries. The Company is in compliance with all financial and other covenants of the LINN Credit Facility.
At the Company’s election, interest on borrowings under the LINN Credit Facility is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 1.5% and 2.5% per annum (depending on the then-current level of borrowings under the LINN Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 0.5% and 1.5% per annum (depending on the then-current level of borrowings under the LINN Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR. The Company is required to pay a commitment fee to the lenders under the LINN Credit Facility, which accrues at a rate per annum between 0.375% and 0.5% (depending on the then-current level of borrowings under the LINN Credit Facility) on the average daily unused amount of the maximum commitment amount of the lenders.
The $500 million term loan has a maturity date of April 2019 and incurs interest based on either the LIBOR plus a margin of 2.5% per annum or the ABR plus a margin of 1.5% per annum, at the Company’s election. Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR. The term loan may be repaid at the option of the Company without premium or penalty, subject to breakage costs. While the term loan is outstanding, the Company is required to maintain either: 1) mortgages on properties representing at least 80% of the total value of oil and natural gas properties included on its most recent reserve report, or 2) a Term Loan Collateral Coverage Ratio of at least 2.5 to 1. The Term Loan Collateral Coverage Ratio is defined as the ratio of the present value of future cash flows from proved reserves from the currently mortgaged properties to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount and the aggregate amount of the term loan outstanding. The other terms and conditions of the LINN Credit Facility, including the financial and other restrictive covenants set forth therein, are applicable to the term loan.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Berry Credit Facility
Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”) currently has a borrowing base of $1.4 billion, subject to lender commitments. The maturity date is April 2019. At March 31, 2015, lender commitments under the facility were $1.2 billion but there was less than $1 million of available borrowing capacity, including outstanding letters of credit.
Redetermination of the borrowing base under the Berry Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. A super-majority of the lenders under the Berry Credit Facility and Berry also have the right to request interim borrowing base redeterminations once between scheduled redeterminations. Significant declines in commodity prices may result in a decrease in the borrowing base. The spring 2015 semi-annual redetermination is scheduled for May 2015, and the Company anticipates its lenders will recommend a decrease in the borrowing base under the Berry Credit Facility.
Berry’s obligations under the Berry Credit Facility are secured by mortgages on its oil and natural gas properties and other personal property. Berry is required to maintain mortgages on properties representing at least 80% of the present value of its oil and natural gas proved reserves. Berry is in compliance with all financial and other covenants of the Berry Credit Facility.
At Berry’s election, interest on borrowings under the Berry Credit Facility is determined by reference to either the LIBOR plus an applicable margin between 1.5% and 2.5% per annum (depending on the then-current level of borrowings under the Berry Credit Facility) or a Base Rate (as defined in the Berry Credit Facility) plus an applicable margin between 0.5% and 1.5% per annum (depending on the then-current level of borrowings under the Berry Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the Base Rate and at the end of the applicable interest period for loans bearing interest at the LIBOR. Berry is required to pay a commitment fee to the lenders under the Berry Credit Facility, which accrues at a rate per annum between 0.375% and 0.5% (depending on the then-current level of utilization under the Berry Credit Facility) on the average daily unused amount of the maximum commitment amount of the lenders.
The Company refers to the LINN Credit Facility and the Berry Credit Facility, collectively, as the “Credit Facilities.”
Repurchases of Senior Notes
During the three months ended March 31, 2015, the Company repurchased on the open market approximately $79 million of its 8.625% senior notes due April 2020. In connection with the repurchases, the Company recorded a gain on extinguishment of debt of approximately $7 million for the three months ended March 31, 2015.
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
Berry’s senior notes contain covenants that, among other things, may limit its ability to: (i) incur or guarantee additional indebtedness; (ii) pay distributions or dividends on Berry’s equity or redeem its subordinated debt; (iii) create certain liens; (iv) enter into agreements that restrict distributions or other payments from Berry’s restricted subsidiaries to Berry; (v) sell assets; (vi) engage in transactions with affiliates; and (vii) consolidate, merge or transfer all or substantially all of Berry’s assets. Berry is in compliance with all financial and other covenants of its senior notes.
In addition, any cash generated by Berry is currently being used by Berry to fund its activities. To the extent that Berry generates cash in excess of its needs, the indentures governing Berry’s senior notes limit the amount it may distribute to LINN Energy to the amount available under a “restricted payments basket,” and Berry may not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Berry

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

indentures. Berry’s restricted payments basket may be increased in accordance with the terms of the Berry indentures by, among other things, 50% of Berry’s future net income, reductions in its indebtedness and restricted investments, and future capital contributions.
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
The Company enters into commodity hedging transactions primarily in the form of swap contracts that are designed to provide a fixed price and, from time to time, put options that are designed to provide a fixed price floor with the opportunity for upside. The Company enters into these transactions with respect to a portion of its projected production or consumption to provide an economic hedge of the risk related to the future commodity prices received or paid. The Company does not enter into derivative contracts for trading purposes. In connection with the 2013 acquisition of Berry, the Company assumed certain derivative contracts that Berry had entered into prior to the acquisition date, including swap contracts, collars and three-way collars. The Company did not designate any of its contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings. See Note 8 for fair value disclosures about oil and natural gas commodity derivatives.
The following table summarizes derivative positions for the periods indicated as of March 31, 2015:

	April 1 - December 31, 2015	2016	2017	2018
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	88,935	121,841	120,122	36,500
Average price ($/MMBtu)	$5.19	$4.20	$4.26	$5.00
Put options (NYMEX Henry Hub):
Hedged volume (MMMBtu)	54,137	76,269	66,886	—
Average price ($/MMBtu)	$5.00	$5.00	$4.88	$—
Oil positions:
Fixed price swaps (NYMEX WTI): (1)
Hedged volume (MBbls)	9,426	11,465	4,755	—
Average price ($/Bbl)	$93.33	$90.56	$89.02	$—
Three-way collars (NYMEX WTI):
Hedged volume (MBbls)	825	—	—	—
Short put ($/Bbl)	$70.00	$—	$—	$—
Long put ($/Bbl)	$90.00	$—	$—	$—
Short call ($/Bbl)	$101.62	$—	$—	$—
Put options (NYMEX WTI):
Hedged volume (MBbls)	2,581	3,271	384	—
Average price ($/Bbl)	$90.00	$90.00	$90.00	$—

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	April 1 - December 31, 2015	2016	2017	2018
Natural gas basis differential positions: (2)
Panhandle basis swaps: (3)
Hedged volume (MMMBtu)	65,670	59,954	59,138	16,425
Hedged differential ($/MMBtu)	$(0.33)	$(0.32)	$(0.33)	$(0.33)
NWPL Rockies basis swaps: (3)
Hedged volume (MMMBtu)	43,707	65,794	38,880	10,804
Hedged differential ($/MMBtu)	$(0.23)	$(0.24)	$(0.19)	$(0.19)
MichCon basis swaps: (3)
Hedged volume (MMMBtu)	7,040	7,768	7,437	2,044
Hedged differential ($/MMBtu)	$0.06	$0.05	$0.05	$0.05
Houston Ship Channel basis swaps: (3)
Hedged volume (MMMBtu)	19,351	34,364	36,730	986
Hedged differential ($/MMBtu)	$(0.03)	$(0.02)	$(0.02)	$(0.08)
Permian basis swaps: (3)
Hedged volume (MMMBtu)	3,823	4,219	4,819	1,314
Hedged differential ($/MMBtu)	$(0.21)	$(0.20)	$(0.20)	$(0.20)
SoCal basis swaps: (4)
Hedged volume (MMMBtu)	22,050	32,940	—	—
Hedged differential ($/MMBtu)	$(0.03)	$(0.03)	$—	$—
Oil timing differential positions:
Trade month roll swaps (NYMEX WTI): (5)
Hedged volume (MBbls)	5,463	7,446	6,486	—
Hedged differential ($/Bbl)	$0.24	$0.25	$0.25	$—

(1)
Includes certain outstanding fixed price oil swaps of approximately 5,384 MBbls which may be extended annually at a price of $100.00 per Bbl for each of the years ending December 31, 2017, and December 31, 2018, and $90.00 per Bbl for the year ending December 31, 2019, at counterparty election on a designated date in each respective preceding year. The extension for each year is exercisable without respect to the other years.

(2)	Settle on the respective pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

(3)
For positions which hedge exposure to differentials in producing areas, the Company receives the NYMEX Henry Hub natural gas price plus the respective spread and pays the specified index price. Cash settlements are made on a net basis.

(4)
For positions which hedge exposure to differentials in consuming areas, the Company pays the NYMEX Henry Hub natural gas price plus the respective spread and receives the specified index price. Cash settlements are made on a net basis.

(5)
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

During the three months ended March 31, 2015, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for May 2015 through December 2017, to hedge exposure to differentials in certain producing areas, and oil swaps for April 2015 through December 2015. In addition, the Company entered into natural gas basis swaps for May 2015 through December 2016 to hedge exposure to the differential in California, where it consumes natural gas in its heavy oil development operations.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Settled derivatives on natural gas production for the three months ended March 31, 2015, included volumes of 46,823 MMMBtu at an average contract price of $5.12 per MMBtu. Settled derivatives on oil production for the three months ended March 31, 2015, included volumes of 3,975 MBbls at an average contract price of $94.29 per Bbl. Settled derivatives on natural gas production for the three months ended March 31, 2014, included volumes of 43,651 MMMBtu at an average contract price of $5.14 per MMBtu. Settled derivatives on oil production for the three months ended March 31, 2014, included volumes of 6,161 MBbls at an average contract price of $92.39 per Bbl.
The natural gas derivatives are settled based on the closing price of NYMEX Henry Hub natural gas on the last trading day for the delivery month, which occurs on the third business day preceding the delivery month, or the relevant index prices of natural gas published in Inside FERC’s Gas Market Report on the first business day of the delivery month. The oil derivatives are settled based on the average closing price of NYMEX WTI crude oil for each day of the delivery month.
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	March 31, 2015	December 31, 2014
	(in thousands)
Assets:
Commodity derivatives	$2,106,710	$2,014,815
Liabilities:
Commodity derivatives	$40,397	$90,260
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facilities or were participants or affiliates of participants in its Credit Facilities at the time it originally entered into the derivatives. The Credit Facilities are secured by the Company’s oil, natural gas and NGL reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $2.1 billion at March 31, 2015. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains (Losses) on Derivatives
Gains and losses on derivatives used to hedge production were net gains of approximately $425 million for the three months March 31, 2015, and net losses of approximately $241 million for the three months ended March 31, 2014, and are reported on the condensed consolidated statements of operations in “gains (losses) on oil and natural gas derivatives.” Gains and losses on derivatives used to hedge natural gas consumption, entered into in March 2015, were net losses of approximately $1 million for the three months ended March 31, 2015, and are reported on the condensed consolidated statement of operations in “lease operating expenses.” For the three months ended March 31, 2015, and March 31, 2014, the Company received net cash settlements of approximately $282 million and paid net cash settlements of approximately $15 million, respectively.

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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$2,106,710	$(37,499)	$2,069,211
Liabilities:
Commodity derivatives	$40,397	$(37,499)	$2,898

	December 31, 2014
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$2,014,815	$(89,576)	$1,925,239
Liabilities:
Commodity derivatives	$90,260	$(89,576)	$684

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 9 – Asset Retirement Obligations
The Company has the obligation to plug and abandon oil and natural gas wells and related equipment at the end of production operations. Estimated asset retirement costs are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets when the obligation is incurred. The liabilities are included in “other accrued liabilities” and “other noncurrent liabilities” on the condensed consolidated balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2% for the three months ended March 31, 2015); and (iv) a credit-adjusted risk-free interest rate (average of 5.6% for the three months ended March 31, 2015). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2014	$497,570
Liabilities added from drilling	1,390
Current year accretion expense	7,399
Settlements	(1,783)
Revision of estimates	(1,345)
Asset retirement obligations at March 31, 2015	$503,231

Note 10 – Commitments and Contingencies
The Company has been named as a defendant in a number of lawsuits, including claims from royalty owners related to disputed royalty payments and royalty valuations. With respect to a certain statewide class action case, the Company’s motion to dismiss was denied by the Court, and the parties have agreed on a scheduling order, which provides for briefing on the class certification issues in late 2015 and the first part of 2016. The Company has denied that it has liability on the claims asserted in the case and has denied that class certification is proper. If the Court accepts the Company’s arguments, there will be no liability to the Company in the case. For another statewide class action royalty payment dispute, briefing on class certification issues is expected to be completed during the summer of 2015. The Company has denied that it has any liability on the claims and has denied that class certification is proper. If the Court accepts the Company’s arguments, there will be no liability to the Company in the case. The Company is unable to estimate a possible loss, or range of possible loss, if any, in these cases. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
During the three months ended March 31, 2015, and March 31, 2014, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for net loss:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per unit data)

Net loss	$(339,160)	$(85,337)
Allocated to participating securities	(1,781)	(2,199)
	$(340,941)	$(87,536)

Basic net loss per unit	$(1.03)	$(0.27)
Diluted net loss per unit	$(1.03)	$(0.27)

Basic weighted average units outstanding	330,642	328,329
Dilutive effect of unit equivalents	—	—
Diluted weighted average units outstanding	330,642	328,329
Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to approximately 5 million and 6 million unit options and warrants for the three months ended March 31, 2015, and March 31, 2014, respectively. All equivalent units were antidilutive for both the three months ended March 31, 2015, and March 31, 2014.
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
Note 13 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows
“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	March 31, 2015	December 31, 2014
	(in thousands)

Accrued interest	$143,088	$105,310
Accrued compensation	22,854	44,875
Asset retirement obligations	16,187	16,187
Other	2,301	1,364
	$184,430	$167,736

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Cash payments for interest, net of amounts capitalized	$98,541	$77,512
Cash payments for income taxes	$57	$—

Noncash investing activities:
Accrued capital expenditures	$161,247	$338,323
Included in “acquisition of oil and natural gas properties and joint-venture funding” on the condensed consolidated statement of cash flows for the three months ended March 31, 2014, is approximately $25 million paid by the Company to fund the commitment related to the joint-venture agreement entered into with Anadarko in April 2012 (see Note 2).
For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. Restricted cash of approximately $6 million is included in “other noncurrent assets” on the condensed consolidated balance sheets at both March 31, 2015, and December 31, 2014, and primarily represents cash deposited by the Company into a separate account and designated for asset retirement obligations in accordance with contractual agreements.
The Company manages its working capital and cash requirements to borrow only as needed from its Credit Facilities. At December 31, 2014, net outstanding checks of approximately $95 million were reclassified and included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet. At March 31, 2015, no net outstanding checks were reclassified. Net outstanding checks are presented as cash flows from financing activities and included in “other” on the condensed consolidated statements of cash flows.
Note 14 – Related Party Transactions
LinnCo
LinnCo, LLC (“LinnCo”), an affiliate of LINN Energy, was formed on April 30, 2012. LinnCo’s initial sole purpose was to own units in LINN Energy. In connection with the 2013 acquisition of Berry, LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent contribution of assets to LINN Energy. All of LinnCo’s common shares are held by the public. As of March 31, 2015, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy and owned approximately 39% of LINN Energy’s outstanding units.
LINN Energy has agreed to provide to LinnCo, or to pay on LinnCo’s behalf, any financial, legal, accounting, tax advisory, financial advisory and engineering fees, and other administrative and out-of-pocket expenses incurred by LinnCo, along with any other expenses incurred in connection with any public offering of shares in LinnCo or incurred as a result of being a publicly traded entity. These expenses include costs associated with annual, quarterly and other reports to holders of LinnCo shares, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees. In addition, the Company has agreed to indemnify LinnCo and its officers and directors for damages suffered or costs incurred (other than income taxes payable by LinnCo) in connection with carrying out LinnCo’s activities. All expenses and costs paid by LINN Energy on LinnCo’s behalf are expensed by LINN Energy.
For the three months ended March 31, 2015, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $1.4 million, of which approximately $1.1 million had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2015. The expenses for the three months ended March 31, 2015, include approximately $491,000 related to

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.
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
During the three months ended March 31, 2015, and March 31, 2014, the Company paid approximately $40 million and $93 million, respectively, in distributions to LinnCo attributable to LinnCo’s interest in LINN Energy.
Other
One of the Company’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the three months ended March 31, 2015, and March 31, 2014, the Company incurred expenditures of approximately $3 million and $4 million, respectively, related to services rendered by Superior and its subsidiaries.
Note 15 – Subsidiary Guarantors
LINN Energy, LLC’s May 2019 senior notes, November 2019 senior notes, April 2020 senior notes, February 2021 senior notes and September 2021 senior notes are guaranteed by all of the Company’s material subsidiaries, other than Berry Petroleum Company, LLC, which is an indirect 100% wholly owned subsidiary of the Company.
The following condensed consolidating financial information presents the financial information of LINN Energy, LLC, the guarantor subsidiaries and the non-guarantor subsidiary in accordance with SEC Regulation S-X Rule 3‑10. The condensed consolidating financial information for the co-issuer, Linn Energy Finance Corp., is not presented as it has no assets, operations or cash flows. The financial information may not necessarily be indicative of the financial position or results of operations had the guarantor subsidiaries or non-guarantor subsidiary operated as independent entities. There are no restrictions on the Company’s ability to obtain cash dividends or other distributions of funds from the guarantor subsidiaries.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2015

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$3,864	$43,024	$1,424	$—	$48,312
Accounts receivable – trade, net	—	251,957	88,881	—	340,838
Accounts receivable – affiliates	4,011,808	33,061	—	(4,044,869)	—
Derivative instruments	—	1,099,777	19,555	—	1,119,332
Other current assets	18	94,722	53,229	—	147,969
Total current assets	4,015,690	1,522,541	163,089	(4,044,869)	1,656,451

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	—	13,318,736	4,928,161	—	18,246,897
Less accumulated depletion and amortization	—	(4,790,872)	(865,266)	63,464	(5,592,674)
	—	8,527,864	4,062,895	63,464	12,654,223

Other property and equipment	—	564,928	117,844	—	682,772
Less accumulated depreciation	—	(147,307)	(11,102)	—	(158,409)
	—	417,621	106,742	—	524,363

Derivative instruments	—	949,798	81	—	949,879
Notes receivable – affiliates	146,900	—	—	(146,900)	—
Advance to affiliate	—	—	220,571	(220,571)	—
Investments in consolidated subsidiaries	8,296,020	—	—	(8,296,020)	—
Other noncurrent assets, net	110,256	11,660	13,343	—	135,259
	8,553,176	961,458	233,995	(8,663,491)	1,085,138
Total noncurrent assets	8,553,176	9,906,943	4,403,632	(8,600,027)	14,263,724
Total assets	$12,568,866	$11,429,484	$4,566,721	$(12,644,896)	$15,920,175

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$5,150	$422,042	$181,734	$—	$608,926
Accounts payable – affiliates	—	4,011,808	33,061	(4,044,869)	—
Advance from affiliate	—	220,571	—	(220,571)	—
Derivative instruments	—	—	899	—	899
Other accrued liabilities	132,202	37,872	14,356	—	184,430
Total current liabilities	137,352	4,692,293	230,050	(4,265,440)	794,255

Noncurrent liabilities:
Credit facilities	1,975,000	—	1,173,175	—	3,148,175
Term loan	500,000	—	—	—	500,000
Senior notes, net	5,836,998	—	913,315	—	6,750,313
Notes payable – affiliates	—	146,900	—	(146,900)	—
Derivative instruments	—	1,770	229	—	1,999
Other noncurrent liabilities	—	401,479	197,451	—	598,930
Total noncurrent liabilities	8,311,998	550,149	2,284,170	(146,900)	10,999,417

Unitholders’ capital:
Units issued and outstanding	5,310,882	4,831,265	2,372,603	(7,196,881)	5,317,869
Accumulated income (deficit)	(1,191,366)	1,355,777	(320,102)	(1,035,675)	(1,191,366)
	4,119,516	6,187,042	2,052,501	(8,232,556)	4,126,503
Total liabilities and unitholders’ capital	$12,568,866	$11,429,484	$4,566,721	$(12,644,896)	$15,920,175

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2014

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$38	$185	$1,586	$—	$1,809
Accounts receivable – trade, net	—	371,325	100,359	—	471,684
Accounts receivable – affiliates	4,028,890	13,205	—	(4,042,095)	—
Derivative instruments	—	1,033,448	43,694	—	1,077,142
Other current assets	18	96,678	59,259	—	155,955
Total current assets	4,028,946	1,514,841	204,898	(4,042,095)	1,706,590

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	—	13,196,841	4,872,059	—	18,068,900
Less accumulated depletion and amortization	—	(4,342,675)	(525,007)	—	(4,867,682)
	—	8,854,166	4,347,052	—	13,201,218

Other property and equipment	—	553,150	115,999	—	669,149
Less accumulated depreciation	—	(135,830)	(8,452)	—	(144,282)
	—	417,320	107,547	—	524,867

Derivative instruments	—	848,097	—	—	848,097
Notes receivable – affiliates	130,500	—	—	(130,500)	—
Advance to affiliate	—	—	293,627	(293,627)	—
Investments in consolidated subsidiaries	8,562,608	—	—	(8,562,608)	—
Other noncurrent assets, net	116,637	11,816	14,284	—	142,737
	8,809,745	859,913	307,911	(8,986,735)	990,834
Total noncurrent assets	8,809,745	10,131,399	4,762,510	(8,986,735)	14,716,919
Total assets	$12,838,691	$11,646,240	$4,967,408	$(13,028,830)	$16,423,509

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$3,784	$581,880	$229,145	$—	$814,809
Accounts payable – affiliates	—	4,028,890	13,205	(4,042,095)	—
Advance from affiliate	—	293,627	—	(293,627)	—
Derivative instruments	—	—	—	—	—
Other accrued liabilities	89,507	59,142	19,087	—	167,736
Total current liabilities	93,291	4,963,539	261,437	(4,335,722)	982,545

Noncurrent liabilities:
Credit facilities	1,795,000	—	1,173,175	—	2,968,175
Term loan	500,000	—	—	—	500,000
Senior notes, net	5,913,857	—	913,777	—	6,827,634
Notes payable – affiliates	—	130,500	—	(130,500)	—
Derivative instruments	—	684	—	—	684
Other noncurrent liabilities	—	400,851	200,015	—	600,866
Total noncurrent liabilities	8,208,857	532,035	2,286,967	(130,500)	10,897,359

Unitholders’ capital:
Units issued and outstanding	5,388,749	4,831,339	2,416,381	(7,240,658)	5,395,811
Accumulated income (deficit)	(852,206)	1,319,327	2,623	(1,321,950)	(852,206)
	4,536,543	6,150,666	2,419,004	(8,562,608)	4,543,605
Total liabilities and unitholders’ capital	$12,838,691	$11,646,240	$4,967,408	$(13,028,830)	$16,423,509

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2015

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$293,983	$156,586	$—	$450,569
Gains on oil and natural gas derivatives	—	421,514	3,267	—	424,781
Marketing revenues	—	26,212	7,532	—	33,744
Other revenues	—	5,557	1,896	—	7,453
	—	747,266	169,281	—	916,547
Expenses:
Lease operating expenses	—	105,832	67,189	—	173,021
Transportation expenses	—	40,934	12,606	—	53,540
Marketing expenses	—	23,196	5,645	—	28,841
General and administrative expenses	—	57,781	21,187	—	78,968
Exploration costs	—	396	—	—	396
Depreciation, depletion and amortization	—	140,699	72,979	1,336	215,014
Impairment of long-lived assets	—	325,417	272,000	(64,800)	532,617
Taxes, other than income taxes	2	30,711	23,332	—	54,045
Gains on sale of assets and other, net	—	(7,814)	(4,473)	—	(12,287)
	2	717,152	470,465	(63,464)	1,124,155
Other income and (expenses):
Interest expense, net of amounts capitalized	(123,386)	1,706	(21,421)	—	(143,101)
Interest expense – affiliates	—	(2,382)	—	2,382	—
Interest income – affiliates	2,382	—	—	(2,382)	—
Gain on extinguishment of debt	6,635	—	—	—	6,635
Equity in losses from consolidated subsidiaries	(222,811)	—	—	222,811	—
Other, net	(1,978)	(65)	(170)	—	(2,213)
	(339,158)	(741)	(21,591)	222,811	(138,679)
Income (loss) before income taxes	(339,160)	29,373	(322,775)	286,275	(346,287)
Income tax benefit	—	(7,077)	(50)	—	(7,127)
Net income (loss)	$(339,160)	$36,450	$(322,725)	$286,275	$(339,160)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2014

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$605,761	$333,116	$—	$938,877
Gains (losses) on oil and natural gas derivatives	—	(244,958)	3,465	—	(241,493)
Marketing revenues	—	15,731	14,815	—	30,546
Other revenues	—	5,673	(16)	—	5,657
	—	382,207	351,380	—	733,587
Expenses:
Lease operating expenses	—	104,002	90,031	—	194,033
Transportation expenses	—	37,637	7,993	—	45,630
Marketing expenses	—	10,091	10,981	—	21,072
General and administrative expenses	—	35,737	43,491	—	79,228
Exploration costs	—	1,091	—	—	1,091
Depreciation, depletion and amortization	—	199,170	68,631	—	267,801
Taxes, other than income taxes	—	42,684	23,029	—	65,713
(Gains) losses on sale of assets and other, net	—	(781)	3,367	—	2,586
	—	429,631	247,523	—	677,154
Other income and (expenses):
Interest expense, net of amounts capitalized	(109,650)	(162)	(24,001)	—	(133,813)
Interest expense – affiliates	—	(1,550)	—	1,550	—
Interest income – affiliates	1,550	—	—	(1,550)	—
Equity in earnings from consolidated subsidiaries	24,893	—	—	(24,893)	—
Other, net	(2,130)	16	(189)	—	(2,303)
	(85,337)	(1,696)	(24,190)	(24,893)	(136,116)
Income (loss) before income taxes	(85,337)	(49,120)	79,667	(24,893)	(79,683)
Income tax expense (benefit)	—	5,685	(31)	—	5,654
Net income (loss)	$(85,337)	$(54,805)	$79,698	$(24,893)	$(85,337)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(339,160)	$36,450	$(322,725)	$286,275	$(339,160)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	140,699	72,979	1,336	215,014
Impairment of long-lived assets	—	325,417	272,000	(64,800)	532,617
Unit-based compensation expenses	—	20,510	—	—	20,510
Gain on extinguishment of debt	(6,635)	—	—	—	(6,635)
Amortization and write-off of deferred financing fees	6,453	—	259	—	6,712
Gains on sale of assets and other, net	—	(5,243)	(1,857)	—	(7,100)
Equity in losses from consolidated subsidiaries	222,811	—	—	(222,811)	—
Deferred income taxes	—	(7,108)	(50)	—	(7,158)
Derivatives activities:
Total gains	—	(421,514)	(2,341)	—	(423,855)
Cash settlements	—	254,569	27,513	—	282,082
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	21,921	96,917	16,392	—	135,230
(Increase) decrease in accounts receivable – affiliates	17,082	(19,856)	—	2,774	—
Increase in other assets	—	(8,521)	(3,878)	—	(12,399)
Decrease in accounts payable and accrued expenses	(290)	(3,844)	(25,734)	—	(29,868)
Increase (decrease) in accounts payable and accrued expenses – affiliates	—	(17,082)	19,856	(2,774)	—
Increase (decrease) in other liabilities	42,695	(24,057)	(9,925)	—	8,713
Net cash provided by (used in) operating activities	(35,123)	367,337	42,489	—	374,703

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	—	—	—	—	—
Development of oil and natural gas properties	—	(263,209)	(1,609)	—	(264,818)
Purchases of other property and equipment	—	(11,309)	(1,092)	—	(12,401)
Investment in affiliates	43,778	—	—	(43,778)	—
Change in notes receivable with affiliate	(16,400)	—	—	16,400	—
Proceeds from sale of properties and equipment and other	(1,121)	24,808	3,813	—	27,500
Net cash provided by (used in) investing activities	26,257	(249,710)	1,112	(27,378)	(249,719)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from financing activities:
Proceeds from sale of units	15,900	—	—	—	15,900
Proceeds from borrowings	395,000	—	—	—	395,000
Repayments of debt	(280,287)	—	—	—	(280,287)
Distributions to unitholders	(104,815)	—	—	—	(104,815)
Financing fees and offering costs	(453)	—	—	—	(453)
Change in notes payable with affiliate	—	16,400	—	(16,400)	—
Distribution to affiliate	—	—	(43,778)	43,778	—
Excess tax benefit from unit-based compensation	(8,867)	—	—	—	(8,867)
Other	(3,786)	(91,188)	15	—	(94,959)
Net cash provided by (used in) financing activities	12,692	(74,788)	(43,763)	27,378	(78,481)

Net increase (decrease) in cash and cash equivalents	3,826	42,839	(162)	—	46,503
Cash and cash equivalents:
Beginning	38	185	1,586	—	1,809
Ending	$3,864	$43,024	$1,424	$—	$48,312

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2014

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(85,337)	$(54,805)	$79,698	$(24,893)	$(85,337)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	199,170	68,631	—	267,801
Unit-based compensation expenses	—	21,500	—	—	21,500
Amortization and write-off of deferred financing fees	5,791	—	(3,478)	—	2,313
Losses on sale of assets and other, net	—	1,327	—	—	1,327
Equity in earnings from consolidated subsidiaries	(24,893)	—	—	24,893	—
Deferred income taxes	—	5,615	(31)	—	5,584
Derivatives activities:
Total (gains) losses	—	244,958	(3,465)	—	241,493
Cash settlements	—	(11,856)	(2,655)	—	(14,511)
Changes in assets and liabilities:
Increase in accounts receivable – trade, net	—	(18,964)	(15,373)	—	(34,337)
Decrease in accounts receivable – affiliates	10,513	16,950	—	(27,463)	—
Increase in other assets	—	(3,136)	(1,040)	—	(4,176)
Increase (decrease) in accounts payable and accrued expenses	30	20,252	(4,177)	—	16,105
Decrease in accounts payable and accrued expenses – affiliates	—	(10,513)	(16,950)	27,463	—
Increase (decrease) in other liabilities	53,698	(30,648)	(6,330)	—	16,720
Net cash provided by (used in) operating activities	(40,198)	379,850	94,830	—	434,482

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	—	(25,345)	—	—	(25,345)
Development of oil and natural gas properties	—	(260,093)	(134,750)	—	(394,843)
Purchases of other property and equipment	—	(8,318)	(1,833)	—	(10,151)
Change in notes receivable with affiliate	(9,200)	—	—	9,200	—
Proceeds from sale of properties and equipment and other	(11,230)	544	—	—	(10,686)
Net cash used in investing activities	(20,430)	(293,212)	(136,583)	9,200	(441,025)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	LINN Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from financing activities:
Proceeds from borrowings	540,000	—	—	—	540,000
Repayments of debt	(240,000)	—	(1,188)	—	(241,188)
Distributions to unitholders	(240,073)	—	—	—	(240,073)
Financing fees and offering costs	(81)	—	(2,581)	—	(2,662)
Change in notes payable with affiliate	—	9,200	—	(9,200)	—
Excess tax benefit from unit-based compensation	—	1,457	—	—	1,457
Other	763	(35,611)	—	—	(34,848)
Net cash provided by (used in) financing activities	60,609	(24,954)	(3,769)	(9,200)	22,686

Net increase (decrease) in cash and cash equivalents	(19)	61,684	(45,522)	—	16,143
Cash and cash equivalents:
Beginning	52	1,078	51,041	—	52,171
Ending	$33	$62,762	$5,519	$—	$68,314

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that reflect the Company’s future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside the Company’s control. The Company’s actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGL, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, credit and capital market conditions, regulatory changes and other uncertainties, as well as those factors set forth in “Cautionary Statement Regarding Forward-Looking Statements” below and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2014, and elsewhere in the Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur.
The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”
Executive Overview
LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering in January 2006. The Company’s properties are located in eight operating regions in the United States (“U.S.”):

•	Rockies, which includes properties located in Wyoming (Green River, Washakie and Powder River basins), Utah (Uinta Basin), North Dakota (Williston Basin) and Colorado (Piceance Basin);

•	Hugoton Basin, which includes properties located in Kansas, the Oklahoma Panhandle and the Shallow Texas Panhandle;

•	California, which includes properties located in the San Joaquin Valley and Los Angeles basins;

•	Mid-Continent, which includes Oklahoma properties located in the Anadarko and Arkoma basins, as well as waterfloods in the Central Oklahoma Platform;

•	Permian Basin, which includes properties located in west Texas and southeast New Mexico;

•	TexLa, which includes properties located in east Texas and north Louisiana;

•	South Texas; and

•	Michigan/Illinois, which includes properties located in the Antrim Shale formation in north Michigan and oil properties in south Illinois.
Results for the three months ended March 31, 2015, included the following:

•	oil, natural gas and NGL sales of approximately $451 million compared to $939 million for the first quarter of 2014;

•	average daily production of approximately 1,201 MMcfe/d compared to 1,104 MMcfe/d for the first quarter of 2014;

•	net loss of approximately $339 million compared to $85 million for the first quarter of 2014;

•	net cash provided by operating activities of approximately $375 million compared to $434 million for the first quarter of 2014;

•	capital expenditures, excluding acquisitions, of approximately $197 million compared to $409 million for the first quarter of 2014; and

•	196 wells drilled (all successful) compared to 200 wells drilled (199 successful) for the first quarter of 2014.
Reduction of 2015 Oil and Natural Gas Capital Budget and Distribution
In February 2015, the Company’s Board of Directors approved a revised 2015 budget which includes a 61% reduction in total capital expenditures to approximately $600 million, from approximately $1.6 billion spent in 2014, and includes approximately $520 million related to its oil and natural gas capital program. The 2015 budget contemplates significantly lower commodity prices as compared to 2014. In January 2015, the Company reduced its distribution to $1.25 per unit, from the previous level of $2.90 per unit, on an annualized basis. The reduction of the 2015 budget and the distribution was intended to solidify the Company’s financial position and allow it to regain a useful cost of capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Alliance with GSO Capital Partners
In January 2015, the Company announced that it signed a non-binding letter of intent with private capital investor GSO Capital Partners LP (“GSO”) to fund oil and natural gas development (“DrillCo”). Subject to final documentation, funds managed by GSO and its affiliates have agreed to commit up to $500 million with 5-year availability to fund drilling programs on locations provided by LINN Energy. Subject to certain conditions, GSO will fund 100% of the costs associated with new wells drilled under the DrillCo agreement and is expected to receive an 85% working interest in these wells until it achieves a 15% internal rate of return on annual groupings of wells, while LINN Energy is expected to receive a 15% carried working interest during this period. Upon reaching the internal rate of return target, GSO’s interest will be reduced to 5%, while LINN Energy’s interest will increase to 95%.
The DrillCo agreement is subject to final negotiations and approval by the Company and GSO, and as such there can be no assurance that an agreement will be reached on the terms set forth in the letter of intent or at all.
Alliance with Quantum Energy Partners
In March 2015, the Company announced that it signed a non-binding letter of intent with private capital investor Quantum Energy Partners (“Quantum”) to fund selected future oil and natural gas acquisitions and development of those acquired assets (“AcqCo”). Subject to final documentation, Quantum has agreed to initially commit up to $1 billion of equity capital to fund acquisitions and development of oil and natural gas assets. LINN Energy will have the ability to participate in all acquisition opportunities with a direct working interest ranging from 15% to 50%. AcqCo assets will be managed by LINN Energy in exchange for a reimbursement of general and administrative expenses. Additionally, after certain investor return hurdles are met, LINN Energy will have the ability to earn a promoted interest in AcqCo. Upon the sale of any assets within AcqCo, LINN Energy will be given right of first offer to acquire those assets.
The AcqCo agreement is subject to final negotiations and approval by the Company and Quantum, and as such there can be no assurance that an agreement will be reached on the terms set forth in the letter of intent or at all.
Financing Activities
The spring 2015 semi-annual borrowing base redetermination of the Company’s Credit Facilities, as defined in Note 6, is scheduled for May 2015. Pending final approval from its bank group, the Company expects the borrowing base under the LINN Credit Facility to decrease from $4.5 billion to approximately $4.05 billion and the borrowing base under the Berry Credit Facility to decrease from $1.4 billion to approximately $1.2 billion at the upcoming redetermination as a result of lower commodity prices. In connection with the reduction in Berry’s borrowing base, LINN Energy intends to make a contribution to Berry of approximately $250 million, which will be posted as restricted cash with Berry’s lenders and may be returned to LINN Energy in the future if commodity prices improve.
During the three months ended March 31, 2015, the Company, under its equity distribution agreement, issued and sold 1,328,192 units representing limited liability company interests at an average unit price of $11.97 for net proceeds of approximately $16 million (net of approximately $159,000 in commissions). The Company used the net proceeds for general corporate purposes including the open market repurchases of a portion of its 8.625% senior notes due April 2020 (see Note 6). At March 31, 2015, units totaling approximately $484 million in aggregate offering price remained available to be issued and sold under the agreement.
In addition, during the three months ended March 31, 2015, the Company repurchased on the open market approximately $79 million of its 8.625% senior notes due April 2020.
Commodity Derivatives
During the three months ended March 31, 2015, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for May 2015 through December 2017, to hedge exposure to differentials in certain producing areas, and oil swaps for April 2015 through December 2015. In addition, the Company entered into natural gas basis swaps for May 2015 through December 2016 to hedge exposure to the differential in California, where it consumes natural gas in its heavy oil development operations.
In April 2015, the Company entered into oil swaps for May 2015 through December 2015. Including these new hedges, as of April 1, 2015, the Company had oil swaps of approximately 10,039 MBbls at an average price of approximately $91.29 for the remainder of 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2015	2014	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$172,096	$226,689	$(54,593)
Oil sales	235,237	595,645	(360,408)
NGL sales	43,236	116,543	(73,307)
Total oil, natural gas and NGL sales	450,569	938,877	(488,308)
Gains (losses) on oil and natural gas derivatives	424,781	(241,493)	666,274
Marketing and other revenues	41,197	36,203	4,994
	916,547	733,587	182,960
Expenses:
Lease operating expenses	173,021	194,033	(21,012)
Transportation expenses	53,540	45,630	7,910
Marketing expenses	28,841	21,072	7,769
General and administrative expenses (1)	78,968	79,228	(260)
Exploration costs	396	1,091	(695)
Depreciation, depletion and amortization	215,014	267,801	(52,787)
Impairment of long-lived assets	532,617	—	532,617
Taxes, other than income taxes	54,045	65,713	(11,668)
(Gains) losses on sale of assets and other, net	(12,287)	2,586	(14,873)
	1,124,155	677,154	447,001
Other income and (expenses)	(138,679)	(136,116)	(2,563)
Loss before income taxes	(346,287)	(79,683)	(266,604)
Income tax expense (benefit)	(7,127)	5,654	(12,781)
Net loss	$(339,160)	$(85,337)	$(253,823)

(1)
General and administrative expenses for the three months ended March 31, 2015, and March 31, 2014, include approximately $17 million and $18 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended March 31,
	2015	2014	Variance
Average daily production:
Natural gas (MMcf/d)	651	481	35%
Oil (MBbls/d)	62.8	71.2	(12)%
NGL (MBbls/d)	28.8	32.5	(11)%
Total (MMcfe/d)	1,201	1,104	9%

Weighted average prices: (1)
Natural gas (Mcf)	$2.94	$5.23	(44)%
Oil (Bbl)	$41.65	$92.95	(55)%
NGL (Bbl)	$16.69	$39.85	(58)%

Average NYMEX prices:
Natural gas (MMBtu)	$2.98	$4.94	(40)%
Oil (Bbl)	$48.64	$98.68	(51)%

Costs per Mcfe of production:
Lease operating expenses	$1.60	$1.95	(18)%
Transportation expenses	$0.50	$0.46	9%
General and administrative expenses (2)	$0.73	$0.80	(9)%
Depreciation, depletion and amortization	$1.99	$2.70	(26)%
Taxes, other than income taxes	$0.50	$0.66	(24)%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the three months ended March 31, 2015, and March 31, 2014, include approximately $17 million and $18 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $488 million or 52% to approximately $451 million for the three months ended March 31, 2015, from approximately $939 million for the three months ended March 31, 2014, due to lower oil, natural gas and NGL prices partially offset by higher production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $289 million, $135 million and $60 million, respectively.
Average daily production volumes increased to approximately 1,201 MMcfe/d for the three months ended March 31, 2015, from 1,104 MMcfe/d for the three months ended March 31, 2014. Higher natural gas production volumes resulted in an increase in revenues of approximately $80 million. Lower oil and NGL production volumes resulted in a decrease in revenues of approximately $71 million and $13 million, respectively.
The following table sets forth average daily production by region:

	Three Months Ended March 31,
	2015	2014	Variance
Average daily production (MMcfe/d):
Rockies	424	273	151	55%
Hugoton Basin	247	144	103	72%
California	191	157	34	22%
Mid-Continent	102	300	(198)	(66)%
Permian Basin	94	166	(72)	(43)%
TexLa	78	31	47	149%
South Texas	34	—	34	—
Michigan/Illinois	31	33	(2)	(6)%
	1,201	1,104	97	9%
The increase in average daily production volumes in the Rockies region primarily reflects the impact of the acquisition of properties from subsidiaries of Devon Energy Corporation (the “Devon Assets Acquisition”) on August 29, 2014, and development capital spending. The increase in average daily production volumes in the Hugoton Basin region primarily reflects the impact of the properties received in the exchange with Exxon Mobil Corporation and its affiliates, including its wholly owned subsidiary XTO Energy Inc., on August 15, 2014, the acquisition of properties from Pioneer Natural Resources Company (the “Pioneer Assets Acquisition”) on September 11, 2014, and development capital spending. The increase in average daily production volumes in the California region primarily reflects the impact of the properties received in the exchange with Exxon Mobil Corporation on November 21, 2014, and development capital spending. The decrease in average daily production volumes in the Mid-Continent region primarily reflects lower production volumes as a result of the properties sold to privately held institutional affiliates of EnerVest, Ltd. and its joint venture partner FourPoint Energy, LLC (the “Granite Wash Assets Sale”) on December 15, 2014, partially offset by the impact of the Devon Assets Acquisition. The decrease in average daily production volumes in the Permian Basin region primarily reflects lower production volumes as a result of the properties relinquished in the two exchanges with ExxonMobil and the properties sold to Fleur de Lis Energy, LLC (the “Permian Basin Assets Sale”) on November 14, 2014. The increase in average daily production volumes in the TexLa region primarily reflects the impact of the Devon Assets Acquisition. Average daily production volumes in the South Texas region reflect the impact of the Devon Assets Acquisition. The decrease in average daily production volumes in the Michigan/Illinois region primarily reflects a low-decline asset base and minimal development capital spending.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

See below for details regarding capital expenditures for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Oil and natural gas	$182,973	$397,200
Plant and pipeline	2,253	5,395
Other	11,561	6,845
Capital expenditures, excluding acquisitions	$196,787	$409,440
Gains (Losses) on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $425 million for the three months ended March 31, 2015, compared to losses of approximately $241 million for the three months ended March 31, 2014, representing a variance of approximately $666 million. Gains on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
During the three months ended March 31, 2015, the Company had commodity derivative contracts for approximately 80% of its natural gas production and 70% of its oil production. During the three months ended March 31, 2014, the Company had commodity derivative contracts for approximately 101% of its natural gas production and 96% of its oil production. The Company does not hedge the portion of natural gas production used to economically offset natural gas consumption related to its heavy oil development operations in California.
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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing and other revenues increased by approximately $5 million or 14% to approximately $41 million for the three months ended March 31, 2015, from approximately $36 million for the three months ended March 31, 2014. The increase was primarily due to higher revenues generated by the Jayhawk natural gas processing plant in Kansas and higher helium sales revenues, partially offset by lower electricity sales revenues generated by the Company’s California cogeneration facilities.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $21 million or 11% to approximately $173 million for the three months ended March 31, 2015, from approximately $194 million for the three months ended March 31, 2014. The decrease was primarily due to lower costs as a result of the properties sold during the fourth quarter of 2014, a decrease in steam costs caused by a lower price of natural gas used in steam generation and cost savings initiatives, partially offset by costs associated with properties acquired during the third quarter of 2014. Lease operating expenses per Mcfe also decreased to $1.60 per Mcfe for the three months ended March 31, 2015, from $1.95 per Mcfe for the three months ended March 31, 2014.
Transportation Expenses
Transportation expenses increased by approximately $8 million or 17% to approximately $54 million for the three months ended March 31, 2015, from approximately $46 million for the three months ended March 31, 2014. The increase was primarily due to costs associated with properties acquired during the third quarter of 2014 partially offset by lower costs as a

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

result of the properties sold during the fourth quarter of 2014. Transportation expenses per Mcfe also increased to $0.50 per Mcfe for the three months ended March 31, 2015, from $0.46 per Mcfe for the three months ended March 31, 2014.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses increased by approximately $8 million or 37% to approximately $29 million for the three months ended March 31, 2015, from approximately $21 million for the three months ended March 31, 2014. The increase was primarily due to higher expenses associated with the Jayhawk natural gas processing plant in Kansas partially offset by lower electricity generation expenses incurred by the Company’s California cogeneration facilities.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses remained consistent at approximately $79 million for both the three months ended March 31, 2015, and March 31, 2014. For the three months ended March 31, 2015, higher acquisition expenses and higher professional services expenses were offset by lower salaries and benefits related expenses, primarily driven by reduced unit-based compensation, and lower various other administrative expenses. General and administrative expenses per Mcfe decreased to $0.73 per Mcfe for the three months ended March 31, 2015, from $0.80 per Mcfe for the three months ended March 31, 2014.
Exploration Costs
Exploration costs decreased by approximately $695,000 or 64% to approximately $396,000 for the three months ended March 31, 2015, from approximately $1 million for the three months ended March 31, 2014. The decrease was primarily due to lower leasehold impairment expenses on unproved properties.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $53 million or 20% to approximately $215 million for the three months ended March 31, 2015, from approximately $268 million for the three months ended March 31, 2014. The decrease was primarily due to the 2014 divestitures of properties with higher rates compared to the rates of properties acquired in 2014, as well as lower rates as a result of the impairments recorded in the prior year, partially offset by higher total production volumes. Depreciation, depletion and amortization per Mcfe decreased to $1.99 per Mcfe for the three months ended March 31, 2015, from $2.70 per Mcfe for the three months ended March 31, 2014.
Impairment of Long-Lived Assets
During the three months ended March 31, 2015, the Company recorded noncash impairment charges, before and after tax, of approximately $533 million associated with proved oil and natural gas properties. The impairment was due to a decline in commodity prices. Following are the impairment charges recorded:

•	Shallow Texas Panhandle Brown Dolomite formation – $278 million;

•	California region – $207 million;

•	TexLa region – $33 million;

•	South Texas region – $9 million; and

•	Mid-Continent region – $6 million.
The Company recorded no impairment charges for the three months ended March 31, 2014.
Taxes, Other Than Income Taxes

	Three Months Ended March 31,
	2015	2014	Variance
	(in thousands)

Severance taxes	$13,890	$32,116	$(18,226)
Ad valorem taxes	34,116	29,076	5,040
California carbon allowances	6,151	4,519	1,632
Other	(112)	2	(114)
	$54,045	$65,713	$(11,668)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Taxes, other than income taxes decreased by approximately $12 million or 18% for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas and NGL prices partially offset by higher production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased primarily due to acquisitions completed during the third quarter of 2014. California carbon allowances increased primarily due to an increase in estimated emissions for which credits are needed, caused by production increases.
Other Income and (Expenses)

	Three Months Ended March 31,
	2015	2014	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(143,101)	$(133,813)	$(9,288)
Gain on extinguishment of debt	6,635	—	6,635
Other, net	(2,213)	(2,303)	90
	$(138,679)	$(136,116)	$(2,563)
Other income and (expenses) increased by approximately $3 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. Interest expense increased primarily due to higher outstanding debt during the period and higher amortization of financing fees and expenses associated with the senior notes issued in September 2014 and amendments made to the Company’s Credit Facilities during 2014. In addition, for the three months ended March 31, 2015, the Company recorded a gain on extinguishment of debt of approximately $7 million as a result of the repurchases of a portion of the 8.625% senior notes due April 2020. See “Debt” under “Liquidity and Capital Resources” below for additional details.
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized an income tax benefit of approximately $7 million for the three months ended March 31, 2015, compared to income tax expense of approximately $6 million for the three months ended March 31, 2014. The income tax benefit was primarily due to lower income from the Company’s taxable subsidiaries during the three months ended March 31, 2015, compared to the same period in 2014.
Net Income (Loss)
Net loss increased by approximately $254 million or 297% to approximately $339 million for the three months ended March 31, 2015, from approximately $85 million for the three months ended March 31, 2014. The increase was primarily due to higher impairment charges and lower production revenues, partially offset by higher gains on oil and natural gas derivatives. See discussions above for explanations of variances.
Liquidity and Capital Resources
The Company utilizes funds from debt and equity offerings, borrowings under its Credit Facilities and net cash provided by operating activities for capital resources and liquidity. To date, the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the three months ended March 31, 2015, the Company’s total capital expenditures, excluding acquisitions, were approximately $197 million. For 2015, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $600 million, including approximately $520 million related to its oil and natural gas capital program and approximately $40 million related to its plant and pipeline capital. This estimate reflects amounts for the development of properties associated with acquisitions (see Note 2), is under continuous review and subject to ongoing adjustments. The Company expects to fund the capital expenditures primarily with net cash provided by

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

operating activities. At March 31, 2015, there was approximately $2.0 billion of available borrowing capacity under the LINN Credit Facility but less than $1 million available under the Berry Credit Facility, each as defined in Note 6.
The spring 2015 semi-annual borrowing base redetermination of the Company’s Credit Facilities is scheduled for May 2015. Pending final approval from its bank group, the Company expects the borrowing base under the LINN Credit Facility to decrease from $4.5 billion to approximately $4.05 billion and the borrowing base under the Berry Credit Facility to decrease from $1.4 billion to approximately $1.2 billion at the upcoming redetermination as a result of lower commodity prices. In connection with the reduction in Berry’s borrowing base, LINN Energy intends to make a contribution to Berry of approximately $250 million, which will be posted as restricted cash with Berry’s lenders and may be returned to LINN Energy in the future if commodity prices improve.
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
Statements of Cash Flows
The following is a comparative cash flow summary:

	Three Months Ended March 31,
	2015	2014	Variance
	(in thousands)
Net cash:
Provided by operating activities	$374,703	$434,482	$(59,779)
Used in investing activities	(249,719)	(441,025)	191,306
Provided by (used in) financing activities	(78,481)	22,686	(101,167)
Net increase in cash and cash equivalents	$46,503	$16,143	$30,360
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2015, was approximately $375 million, compared to approximately $434 million for the three months ended March 31, 2014. The decrease was primarily due to lower production related revenues principally due to lower commodity prices partially offset by higher cash settlements on derivatives.
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	$—	$(25,345)
Capital expenditures	(277,219)	(404,994)
Proceeds from sale of properties and equipment and other	27,500	(10,686)
	$(249,719)	$(441,025)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The primary use of cash in investing activities is for capital spending, including acquisitions and the development of the Company’s oil and natural gas properties. Capital expenditures decreased primarily due to lower spending on development activities throughout the Company’s various operating regions as a result of the Company’s reduced 2015 capital budget.
Financing Activities
Cash used in financing activities for the three months ended March 31, 2015, was approximately $78 million, compared to cash provided by financing activities of approximately $23 million for the three months ended March 31, 2014. The decrease in financing cash flow needs was primarily attributable to decreased capital expenditures during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Proceeds from borrowings:
LINN Credit Facility	$395,000	$540,000
Repayments of debt:
LINN Credit Facility	$(215,000)	$(240,000)
Senior notes	(65,287)	(1,188)
	$(280,287)	$(241,188)
Debt
The following summarizes the Company’s outstanding debt:

	March 31, 2015	December 31, 2014
	(in thousands, except percentages)

LINN credit facility	$1,975,000	$1,795,000
Berry credit facility	1,173,175	1,173,175
Term loan	500,000	500,000
6.50% senior notes due May 2019	1,200,000	1,200,000
6.25% senior notes due November 2019	1,800,000	1,800,000
8.625% senior notes due April 2020	1,220,800	1,300,000
6.75% Berry senior notes due November 2020	299,970	299,970
7.75% senior notes due February 2021	1,000,000	1,000,000
6.50% senior notes due September 2021	650,000	650,000
6.375% Berry senior notes due September 2022	599,163	599,163
Net unamortized discounts and premiums	(19,620)	(21,499)
Total debt, net	$10,398,488	$10,295,809
At March 31, 2015, there was approximately $2.0 billion of available borrowing capacity under the LINN Credit Facility but less than $1 million available under the Berry Credit Facility. During the three months ended March 31, 2015, the Company repurchased on the open market approximately $79 million of its 8.625% senior notes due April 2020.
For additional information related to the Company’s outstanding debt, see Note 6. The Company plans to file Berry’s stand-alone financial statements with the Securities and Exchange Commission at a later date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financial Covenants
The Credit Facilities contain requirements and financial covenants, among others, to maintain: 1) a ratio of EBITDA to Interest Expense (as each term is defined in the LINN Credit Facility) and Adjusted EBITDAX to Interest Expense (as each term is defined in the Berry Credit Facility) (“Interest Coverage Ratio”) for the preceding four quarters of greater than 2.5 to 1.0, and 2) a ratio of adjusted current assets to adjusted current liabilities (as described in the LINN Credit Facility) and Current Assets to Current Liabilities (as each term is defined in the Berry Credit Facility) (“Current Ratio”) as of the last day of any fiscal quarter of greater than 1.0 to 1.0. The Interest Coverage Ratio is intended as a measure of the Company’s ability to make interest payments on its outstanding indebtedness and the Current Ratio is intended as a measure of the Company’s solvency. The Company is required to demonstrate compliance with each of these ratios on a quarterly basis. The following represents the calculations of the Interest Coverage Ratio and the Current Ratio as presented to the lenders under the Credit Facilities:

	At or for the Quarter Ended
	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	Twelve Months Ended March 31, 2015
LINN Credit Facility:
Interest Coverage Ratio	3.7	3.4	2.7	2.9	3.2
Current Ratio	3.4	3.7	2.6	3.0	3.0
Berry Credit Facility:
Interest Coverage Ratio	8.1	9.4	6.7	1.9	6.6
Current Ratio (1)	0.6	2.0	0.6	0.6	0.6
Current Ratio (consolidated) (1)	2.5	3.3	2.9	3.2	3.2

(1)	The Berry Credit Facility allows Berry to demonstrate its compliance with the Current Ratio financial covenant on a consolidated basis with LINN Energy for up to three quarters of each calendar year.
The Company has included disclosure of the Interest Coverage Ratio for the twelve months ended March 31, 2015, and the Current Ratio as of March 31, 2015, to demonstrate its compliance for the three months ended March 31, 2015, as well as the Interest Coverage Ratio for each of the preceding four quarters on an individual basis (rather than on a last twelve months basis) and the Current Ratio as of the end of each of the preceding four quarters to provide investors with trend information about the Company’s ongoing compliance with these financial covenants. If the Company fails to demonstrate compliance with either or both of the Interest Coverage Ratio or the Current Ratio as of the end of the quarter and such failure continues beyond applicable cure periods, an event of default would occur and the Company would be unable to make additional borrowings and outstanding indebtedness may be accelerated. The Company depends, in part, on its Credit Facilities for future capital needs. In addition, the Company has drawn on the LINN Credit Facility to fund or partially fund cash distribution payments. Absent such borrowings, the Company would have at times experienced a shortfall in cash available to pay the declared cash distribution amount. For additional information, see “Distribution Practices” below.
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

At-the-Market Offering Program
The Company has the authority to sell up to $500 million of units under an at-the-market offering program. Sales of units, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Select Market, any other national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of the units for general corporate purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt.
During the three months ended March 31, 2015, the Company, under its equity distribution agreement, issued and sold 1,328,192 units representing limited liability company interests at an average unit price of $11.97 for net proceeds of approximately $16 million (net of approximately $159,000 in commissions). In connection with the issuance and sale of these units, the Company also incurred professional service expenses of approximately $435,000. The Company used the net proceeds for general corporate purposes including the open market repurchases of a portion of its 8.625% senior notes due April 2020 (see Note 6). At March 31, 2015, units totaling approximately $484 million in aggregate offering price remained available to be issued and sold under the agreement.
Distributions
Under the Company’s limited liability company agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions over the next four quarters. The following provides a summary of distributions paid by the Company during the three months ended March 31, 2015:

Date Paid	Distributions Per Unit	Total Distributions
		(in millions)

March 2015	$0.1042	$35
February 2015	$0.1042	$35
January 2015	$0.1042	$35
On April 1, 2015, the Company’s Board of Directors declared a cash distribution of $0.3125 per unit with respect to the first quarter of 2015, to be paid in three equal monthly installments of $0.1042 per unit. The first monthly distribution with respect to the first quarter of 2015, totaling approximately $35 million, was paid on April 16, 2015, to unitholders of record as of the close of business on April 13, 2015.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements.
Contingencies
See Part II. Item 1. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.
Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2014 Annual Report on Form 10-K. There have been no significant changes to the Company’s contractual obligations since December 31, 2014. See Note 6 for additional information about the Company’s debt instruments.

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
In January 2015, the Company’s Board of Directors approved a reduction of the Company’s distribution to $1.25 per unit, from the previous level of $2.90 per unit, on an annualized basis. The reduction of the distribution was intended to solidify the Company’s financial position and allow it to regain a useful cost of capital, and was primarily driven by the contemplation of significantly lower commodity prices and a reduced capital budget in 2015 as compared to 2014.
For 2015, the Company’s Board of Directors approved an oil and natural gas capital budget of approximately $520 million. At this level of capital investment, the Company forecasts a modest decline in production during 2015 while it focuses only on projects that generate an acceptable rate of return in the current low commodity price environment, and plans to balance cash flow and spending. As a result, for 2015, the Company intends to fund interest expense, its total oil and natural gas development costs and distributions to unitholders from net cash provided by operating activities, and will present “excess (shortfall) of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors” after deducting total oil and natural gas development costs. Previously, the Company intended to fund interest expense, a portion of its oil and natural gas development costs and distributions to unitholders from net cash provided by operating activities and presented “excess (shortfall) of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors” after deducting only a portion of oil and natural gas development costs.
The Company funds acquisitions and premiums paid for derivatives, if any, primarily with proceeds from debt or equity offerings, borrowings under the LINN Credit Facility or other external sources of funding. Although it is the Company’s practice to acquire or modify derivative instruments with external sources of funding, any cash settlements on derivatives are reported as net cash provided by operating activities and may be used to fund distributions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

See below for details regarding the discretionary adjustments considered by the Company’s Board of Directors in assessing the appropriate distribution amount for each period, as well as the extent to which sources of funding have been sufficient for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Net cash provided by operating activities	$374,703	$434,482
Distributions to unitholders	(104,815)	(240,073)
Excess of net cash provided by operating activities after distributions to unitholders	269,888	194,409
Discretionary adjustments considered by the Board of Directors:
Discretionary reductions for a portion of oil and natural gas development costs (1)	NM*	(193,420)
Development of oil and natural gas properties (2)	(182,973)	NM*
Cash received (paid) for acquisitions or divestitures – revenues less operating expenses (3)	(2,712)	—
Provision for legal matters (4)	(1,000)	—
Changes in operating assets and liabilities and other, net (5)	(120,337)	(3,982)
Shortfall of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors, including a portion of oil and natural gas development costs (6)	NM*	$(2,993)
Shortfall of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors, including total development of oil and natural gas properties (6)	$(37,134)	NM*

*	Not meaningful due to the 2015 change in presentation.

(1)
Represent discretionary reductions for a portion of oil and natural gas development costs, an estimated component of total development costs. The Board of Directors establishes the discretionary reductions with the objective of replacing proved developed producing reserves, current production and cash flow, taking into consideration the Company’s overall commodity mix. Management evaluates all of these objectives as part of the decision-making process to determine the discretionary reductions for a portion of oil and natural gas development costs for the year, although every objective may not be met in each year. Furthermore, there may be certain years in which commodity prices and other economic conditions do not merit capital spending at a level sufficient to accomplish any of these objectives. The 2014 amounts were established by the Board of Directors at the end of the previous year, allocated across four quarters, and were intended to fully offset declines in production and proved developed producing reserves during the year as compared to the prior year.

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

(2)
Represents total capital expenditures for the development of oil and natural gas properties as presented on an accrual basis. For 2015, the Company intends to fund its total oil and natural gas capital program, in addition to interest expense and distributions to unitholders, from net cash provided by operating activities. Previously, the Company intended to fund only a portion of its oil and natural gas capital program, in addition to interest expense and distributions to unitholders, from net cash provided by operating activities.

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

Any cash generated by Berry is currently being used by Berry to fund its activities. To the extent that Berry generates cash in excess of its needs, the indentures governing Berry’s senior notes limit the amount it may distribute to LINN Energy to the amount available under a “restricted payments basket,” and Berry may not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Berry indentures. Berry’s restricted payments basket was approximately $206 million at March 31, 2015, and may be increased in accordance with the terms of the Berry indentures by, among other things, 50% of Berry’s future net income, reductions in its indebtedness and restricted investments, and future capital contributions.
A summary of the significant sources and uses of funding for the respective periods is presented below:

	Three Months Ended March 31,
	2015	2014
	(in thousands)

Net cash provided by operating activities	$374,703	$434,482
Distributions to unitholders	(104,815)	(240,073)
Excess of net cash provided by operating activities after distributions to unitholders	269,888	194,409
Plus (less):
Net cash provided by financing activities (excluding distributions to unitholders)	26,334	262,759
Acquisition of oil and natural gas properties and joint-venture funding	—	(25,345)
Development of oil and natural gas properties	(264,818)	(394,843)
Purchases of other property and equipment	(12,401)	(10,151)
Proceeds from sale of properties and equipment and other	27,500	(10,686)
Net increase in cash and cash equivalents	$46,503	$16,143
Critical Accounting Policies and Estimates
The discussion and analysis of the Company’s financial condition and results of operations is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors that are believed to be reasonable under the circumstances. Such estimates and assumptions are adjusted when facts and circumstances dictate. Actual results may differ from these estimates and assumptions used in the preparation of the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 1 of Notes to Condensed Consolidated Financial Statements.
Cautionary Statement Regarding Forward-Looking Statements
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2014, and elsewhere in the Annual Report. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

The following should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s 2014 Annual Report on Form 10-K. The reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”
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
Commodity hedging transactions are entered into with respect to a portion of the Company’s projected production or consumption to provide an economic hedge of the risk related to the future commodity prices received or paid. The Company does not enter into derivative contracts for trading purposes. The Company enters into commodity hedging transactions primarily in the form of swap contracts that are designed to provide a fixed price and, from time to time, put options that are designed to provide a fixed price floor with the opportunity for upside. A swap contract specifies a fixed price that the Company will receive from the counterparty as compared to floating market prices, and on the settlement date the Company will receive or pay the difference between the swap price and the market price. A put option requires the Company to pay the counterparty a premium equal to the fair value of the option at the purchase date and receive from the counterparty the excess, if any, of the fixed price floor over the market price at the settlement date.
In addition, as part of the 2013 acquisition of Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”), the Company assumed certain derivative contracts that Berry had entered into prior to the acquisition date, including swap contracts, collars and three-way collars. Collar contracts specify floor and ceiling prices to be received as compared to floating market prices. Three-way collar contracts combine a short put (the lower price), a long put (the middle price) and a short call (the higher price) to provide a higher ceiling price as compared to a regular collar and limit downside risk to the market price plus the difference between the middle price and the lower price if the market price drops below the lower price.
The Company maintains a substantial portion of its hedges in the form of swap contracts. From time to time, the Company has chosen to purchase put option contracts primarily in connection with acquisition activity to hedge volumes in excess of those already hedged with swap contracts. The appropriate level of production to be hedged is an ongoing consideration and is based on a variety of factors, including current and future expected commodity market prices, cost and availability of put option contracts, the level of acquisition activity and the Company’s overall risk profile, including leverage and size and scale considerations. As a result, the appropriate percentage of production volumes to be hedged may change over time. There have been no significant changes to the Company’s objectives, general strategies or instruments used to manage the Company’s commodity price risk exposures from the year ended December 31, 2014.
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
At March 31, 2015, the fair value of fixed price swaps, put option contracts and three-way collars was a net asset of approximately $1.9 billion. A 10% increase in the index oil and natural gas prices above the March 31, 2015, prices would result in a net asset of approximately $1.6 billion, which represents a decrease in the fair value of approximately $347 million; conversely, a 10% decrease in the index oil and natural gas prices below the March 31, 2015, prices would result in a net asset of approximately $2.3 billion, which represents an increase in the fair value of approximately $347 million.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

At December 31, 2014, the fair value of fixed price swaps, put option contracts and three-way collars was a net asset of approximately $1.8 billion. A 10% increase in the index oil and natural gas prices above the December 31, 2014, prices would result in a net asset of approximately $1.4 billion, which represents a decrease in the fair value of approximately $423 million; conversely, a 10% decrease in the index oil and natural gas prices below the December 31, 2014, prices would result in a net asset of approximately $2.2 billion, which represents an increase in the fair value of approximately $421 million.
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
The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts will likely differ from those estimated at March 31, 2015, and December 31, 2014, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.
The Company cannot be assured that its counterparties will be able to perform under its derivative contracts. If a counterparty fails to perform and the derivative arrangement is terminated, the Company’s cash flows and ability to pay distributions could be impacted.
Interest Rate Risk
At March 31, 2015, the Company had long-term debt outstanding under its credit facilities and term loan of approximately $3.6 billion which incurred interest at floating rates (see Note 6). A 1% increase in the LIBOR would result in an estimated $36 million increase in annual interest expense.
At December 31, 2014, the Company had long-term debt outstanding under its credit facilities and term loan of approximately $3.5 billion which incurred interest at floating rates. A 1% increase in the LIBOR would result in an estimated $35 million increase in annual interest expense.
Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value on a recurring basis (see Note 8). The fair value of these derivative financial instruments includes the impact of assumed credit risk adjustments, which are based on the Company’s and counterparties’ published credit ratings, public bond yield spreads and credit default swap spreads, as applicable.
At March 31, 2015, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 2.15%. A 1% increase in the average public bond yield spread would result in an estimated $45,000 increase in net income for the three months ended March 31, 2015. At March 31, 2015, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 2.01%. A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $22 million decrease in net income for the three months ended March 31, 2015.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.
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
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2015 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings
The Company has been named as a defendant in a number of lawsuits, including claims from royalty owners related to disputed royalty payments and royalty valuations. With respect to a certain statewide class action case, the Company’s motion to dismiss was denied by the Court, and the parties have agreed on a scheduling order, which provides for briefing on the class certification issues in late 2015 and the first part of 2016. The Company has denied that it has liability on the claims asserted in the case and has denied that class certification is proper. If the Court accepts the Company’s arguments, there will be no liability to the Company in the case. For another statewide class action royalty payment dispute, briefing on class certification issues is expected to be completed during the summer of 2015. The Company has denied that it has any liability on the claims and has denied that class certification is proper. If the Court accepts the Company’s arguments, there will be no liability to the Company in the case. The Company is unable to estimate a possible loss, or range of possible loss, if any, in these cases. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Item 1A.	Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our units are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. As of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company has the authority to repurchase up to $250 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases. The timing and amounts of any such repurchases are at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements. The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time. The Company did not repurchase any units during the quarter ended March 31, 2015, and as of March 31, 2015, the entire amount remained available for unit repurchase under the program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number		Description

3.1	—
Certificate of Formation of Linn Energy Holdings, LLC (now Linn Energy, LLC) (incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333-125501) filed on June 3, 2005)

3.2	—
Certificate of Amendment to Certificate of Formation of Linn Energy Holdings, LLC (now Linn Energy, LLC) (incorporated herein by reference to Exhibit 3.2 to Registration Statement on Form S‑1 (File No. 333-125501) filed on June 3, 2005)

3.3	—
Third Amended and Restated Limited Liability Company Agreement of Linn Energy, LLC dated September 3, 2010 (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K filed on September 7, 2010)

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

LINN ENERGY, LLC
(Registrant)

Date: April 29, 2015	/s/ David B. Rottino
David B. Rottino
Executive Vice President, Business Development and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)