Form 10-Q
period 2015-06-30
LINN ENERGY, LLC
filed 2015-07-30
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _______________ to _______________
Commission File Number: 000-51719
LINN ENERGY, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1177591 (IRS Employer Identification No.)
600 Travis, Suite 5100 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)
(281) 840-4000 (Registrant’s telephone number, including area code)
600 Travis, Suite 4900 Houston, Texas 77002 (Former address of principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, there were 355,204,907 units outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
LINN ENERGY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,943	$1,809
Accounts receivable – trade, net	305,404	471,684
Derivative instruments	895,723	1,077,142
Assets held for sale	104,987	—
Other current assets	148,263	155,955
Total current assets	1,458,320	1,706,590

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	17,965,789	18,068,900
Less accumulated depletion and amortization	(5,513,440)	(4,867,682)
	12,452,349	13,201,218

Other property and equipment	696,300	669,149
Less accumulated depreciation	(173,013)	(144,282)
	523,287	524,867

Derivative instruments	704,099	848,097
Restricted cash	256,744	6,225
Other noncurrent assets	117,227	136,512
	1,078,070	990,834
Total noncurrent assets	14,053,706	14,716,919
Total assets	$15,512,026	$16,423,509

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$579,289	$814,809
Derivative instruments	3,333	—
Other accrued liabilities	157,384	167,736
Total current liabilities	740,006	982,545

Noncurrent liabilities:
Credit facilities	3,178,175	2,968,175
Term loan	500,000	500,000
Senior notes, net	6,646,372	6,827,634
Derivative instruments	1,639	684
Other noncurrent liabilities	584,505	600,866
Total noncurrent liabilities	10,910,691	10,897,359

Commitments and contingencies (Note 10)

Unitholders’ capital:
355,204,907 units and 331,974,913 units issued and outstanding at June 30, 2015, and December 31, 2014, respectively	5,431,822	5,395,811
Accumulated deficit	(1,570,493)	(852,206)
	3,861,329	4,543,605
Total liabilities and unitholders’ capital	$15,512,026	$16,423,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$496,419	$967,850	$946,988	$1,906,727
Gains (losses) on oil and natural gas derivatives	(191,188)	(408,788)	233,593	(650,281)
Marketing revenues	10,733	30,273	44,477	60,819
Other revenues	5,864	7,616	13,317	13,273
	321,828	596,951	1,238,375	1,330,538
Expenses:
Lease operating expenses	140,652	184,901	313,673	378,934
Transportation expenses	55,795	44,854	109,335	90,484
Marketing expenses	9,159	23,274	38,000	44,346
General and administrative expenses	98,650	66,906	177,618	146,134
Exploration costs	564	1,551	960	2,642
Depreciation, depletion and amortization	215,732	274,435	430,746	542,236
Impairment of long-lived assets	—	—	532,617	—
Taxes, other than income taxes	58,034	68,531	112,079	134,244
(Gains) losses on sale of assets and other, net	(17,996)	5,467	(30,283)	8,053
	560,590	669,919	1,684,745	1,347,073
Other income and (expenses):
Interest expense, net of amounts capitalized	(146,100)	(134,300)	(289,201)	(268,113)
Gain on extinguishment of debt	9,151	—	15,786	—
Other, net	(6,146)	(2,549)	(8,359)	(4,852)
	(143,095)	(136,849)	(281,774)	(272,965)
Loss before income taxes	(381,857)	(209,817)	(728,144)	(289,500)
Income tax expense (benefit)	(2,730)	(1,947)	(9,857)	3,707
Net loss	$(379,127)	$(207,870)	$(718,287)	$(293,207)

Net loss per unit:
Basic	$(1.12)	$(0.64)	$(2.15)	$(0.91)
Diluted	$(1.12)	$(0.64)	$(2.15)	$(0.91)
Weighted average units outstanding:
Basic	340,934	328,844	335,817	328,588
Diluted	340,934	328,844	335,817	328,588

Distributions declared per unit	$0.313	$0.725	$0.625	$1.45
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ CAPITAL
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Deficit	Total Unitholders’ Capital
	(in thousands)

December 31, 2014	331,975	$5,395,811	$(852,206)	$4,543,605
Sale of units, net of offering costs of $8,824	19,622	224,603	—	224,603
Issuance of units	3,608	—	—	—
Distributions to unitholders		(212,631)	—	(212,631)
Unit-based compensation expenses		33,711	—	33,711
Excess tax benefit from unit-based compensation and other		(9,672)	—	(9,672)
Net loss		—	(718,287)	(718,287)
June 30, 2015	355,205	$5,431,822	$(1,570,493)	$3,861,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flow from operating activities:
Net loss	$(718,287)	$(293,207)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	430,746	542,236
Impairment of long-lived assets	532,617	—
Unit-based compensation expenses	33,711	32,583
Gain on extinguishment of debt	(15,786)	—
Amortization and write-off of deferred financing fees	17,546	6,202
(Gains) losses on sale of assets and other, net	(25,894)	3,506
Deferred income taxes	(9,857)	3,475
Derivatives activities:
Total (gains) losses	(236,653)	650,281
Cash settlements	566,343	(23,123)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	169,978	(61,891)
(Increase) decrease in other assets	3,523	(6,947)
Increase (decrease) in accounts payable and accrued expenses	(47,474)	113,582
Decrease in other liabilities	(27,031)	(51,062)
Net cash provided by operating activities	673,482	915,635

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	—	(25,891)
Development of oil and natural gas properties	(416,347)	(805,617)
Purchases of other property and equipment	(29,287)	(31,411)
Proceeds from sale of properties and equipment and other	58,714	(11,730)
Net cash used in investing activities	(386,920)	(874,649)

Cash flow from financing activities:
Proceeds from sale of units	233,427	—
Proceeds from borrowings	645,000	1,095,000
Repayments of debt	(850,051)	(616,124)
Distributions to unitholders	(212,631)	(480,583)
Financing fees and offering costs	(8,649)	(16,479)
Excess tax benefit from unit-based compensation	(9,467)	3,016
Other	(82,057)	(39,648)
Net cash used in financing activities	(284,428)	(54,818)

Net increase (decrease) in cash and cash equivalents	2,134	(13,832)
Cash and cash equivalents:
Beginning	1,809	52,171
Ending	$3,943	$38,339
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
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2015, and interim periods within those years (early adoption permitted). Adoption of this ASU is expected

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

to result in a decrease to the Company’s assets and liabilities in its consolidated balance sheets, with no impact to the consolidated statements of operations.
In May 2014, the FASB issued an ASU that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers. This ASU will be applied either retrospectively or as a cumulative-effect adjustment as of the date of adoption and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years (early adoption permitted for fiscal years beginning after December 15, 2016, including interim periods within that year). The Company is currently evaluating the impact, if any, of the adoption of this ASU on its consolidated financial statements and related disclosures.
Note 2 – Acquisitions, Divestiture and Joint-Venture Funding
The revenues and expenses related to certain oil and natural gas properties acquired in 2014 from subsidiaries of Devon Energy Corporation (“Devon” and the acquisition, the “Devon Assets Acquisition”) are included in the condensed consolidated statements of operations of the Company as of August 29, 2014. The following unaudited pro forma financial information presents a summary of the Company’s condensed combined results of operations for the three months and six months ended June 30, 2014, assuming the Devon Assets Acquisition had been completed as of January 1, 2014, including adjustments to reflect the values assigned to the net assets acquired. The pro forma financial information has been prepared for informational purposes only and does not purport to represent what the actual results of operations would have been had the transaction been completed as of the date assumed, nor is this information necessarily indicative of future consolidated results of operations. The pro forma financial information does not give effect to the costs of any integration activities or benefits that may result from the realization of future cost savings from operating efficiencies, or any other synergies that may result from the transaction.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(in thousands, except per unit amounts)

Total revenues and other	$729,179	$1,608,294
Total operating expenses	$(750,486)	$(1,515,977)
Net loss	$(190,367)	$(252,672)

Net loss per unit:
Basic	$(0.59)	$(0.78)
Diluted	$(0.59)	$(0.78)
The pro forma condensed combined results of operations includes adjustments to:

•	Reflect the results of the Devon Assets Acquisition.

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Divestiture – Pending
On July 2, 2015, the Company, through certain of its wholly owned subsidiaries, entered into a definitive purchase and sale agreement to sell its remaining position in Howard County in the Permian Basin for a contract price of approximately $281 million, subject to closing adjustments. The sale is anticipated to close in the third quarter of 2015, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied. At June 30, 2015, the Company’s condensed consolidated balance sheet included current assets of approximately $105 million as “assets held for sale” and current liabilities of approximately $3 million included in “other accrued liabilities” classified as “held for sale” related to the sale.
Joint-Venture Funding – 2014
During January and February of 2014, the Company paid approximately $25 million, including interest, to complete the total funding commitment of $400 million related to the joint-venture agreement it entered into with an affiliate of Anadarko Petroleum Corporation (“Anadarko”) in April 2012.
Note 3 – Unitholders’ Capital
At-the-Market Offering Program
The Company’s Board of Directors has authorized the sale of up to $500 million of units under an at-the-market offering program. Sales of units, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Select Market, any other national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of the units for general corporate purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt.
During the six months ended June 30, 2015, the Company, under its equity distribution agreement, sold 3,621,983 units representing limited liability company interests at an average unit price of $12.37 for net proceeds of approximately $44 million (net of approximately $448,000 in commissions). In connection with the issuance and sale of these units, the Company also incurred professional services expenses of approximately $459,000. The Company used the net proceeds for general corporate purposes including the open market repurchases of a portion of its senior notes (see Note 6). At June 30, 2015, units totaling approximately $455 million in aggregate offering price remained available to be sold under the agreement.
Public Offering of Units
In May 2015, the Company sold 16,000,000 units representing limited liability company interests in an underwritten public offering at $11.79 per unit ($11.32 per unit, net of underwriting discount) for net proceeds of approximately $181 million (after underwriting discount and offering costs of approximately $8 million). The Company used the net proceeds from the sale of these units to repay a portion of the outstanding indebtedness under the LINN Credit Facility, which included debt initially incurred to fund the open market repurchases of a portion of its senior notes during 2015 (see Note 6).
Distributions
Under the Company’s limited liability company agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions over the next four quarters. Distributions paid by the Company are presented on the condensed consolidated statement of unitholders’ capital and the condensed consolidated statements of cash flows. On July 1, 2015, the Company’s Board of Directors declared a cash distribution of $0.3125 per unit with respect to the second quarter of 2015, to be paid in three equal installments of $0.1042 per unit. The first monthly

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

distribution with respect to the second quarter of 2015, totaling approximately $37 million, was paid on July 16, 2015, to unitholders of record as of the close of business on July 13, 2015.
Note 4 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	June 30, 2015	December 31, 2014
	(in thousands)
Proved properties:
Leasehold acquisition	$13,302,759	$13,362,642
Development	2,807,595	2,830,841
Unproved properties	1,855,435	1,875,417
	17,965,789	18,068,900
Less accumulated depletion and amortization	(5,513,440)	(4,867,682)
	$12,452,349	$13,201,218
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
Based on the analysis described above, the Company recorded no impairment charges for the three months ended June 30, 2015, or the six months ended June 30, 2014. During the first quarter of 2015, the Company recorded noncash impairment charges, before and after tax, of approximately $533 million associated with proved oil and natural gas properties. The impairment was due to a decline in commodity prices. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. For the six months ended June 30, 2015, the following impairment charges are included in “impairment of long-lived assets” on the condensed consolidated statement of operations:

•	Shallow Texas Panhandle Brown Dolomite formation – $278 million;

•	California region – $207 million;

•	TexLa region – $33 million;

•	South Texas region – $9 million; and

•	Mid-Continent region – $6 million.
Note 5 – Unit-Based Compensation
During the six months ended June 30, 2015, the Company granted 3,471,095 restricted units and 697,120 phantom units to employees, primarily as part of its annual review of its employees’ compensation, including executives, with an aggregate fair

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

value of approximately $42 million. The restricted units and phantom units vest over three years. A summary of unit-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

General and administrative expenses	$11,044	$9,496	$27,677	$27,719
Lease operating expenses	2,157	1,587	6,034	4,864
Total unit-based compensation expenses	$13,201	$11,083	$33,711	$32,583
Income tax benefit	$4,877	$4,095	$12,456	$12,039

Cash-Based Performance Unit Awards
In January 2015, the Company also granted 567,320 performance units (the maximum number of units available to be earned) to certain executive officers. The 2015 performance unit awards vest three years from the award date. The vesting of these units is determined based on the Company’s performance compared to the performance of a predetermined group of peer companies over a specified performance period, and the value of vested units is to be paid in cash. To date, no performance units have vested and no amounts have been paid to settle any such awards. Performance unit awards that are settled in cash are recorded as a liability with the changes in fair value recognized over the vesting period. Based on the performance criteria, there was no liability recorded for these performance unit awards at June 30, 2015.
Note 6 – Debt
The following summarizes the Company’s outstanding debt:

	June 30, 2015	December 31, 2014
	(in thousands, except percentages)

LINN credit facility (1)	$2,005,000	$1,795,000
Berry credit facility (2)	1,173,175	1,173,175
Term loan (3)	500,000	500,000
6.50% senior notes due May 2019	1,200,000	1,200,000
6.25% senior notes due November 2019	1,800,000	1,800,000
8.625% senior notes due April 2020	1,173,619	1,300,000
6.75% Berry senior notes due November 2020	275,177	299,970
7.75% senior notes due February 2021	994,000	1,000,000
6.50% senior notes due September 2021	650,000	650,000
6.375% Berry senior notes due September 2022	572,700	599,163
Net unamortized discounts and premiums	(19,124)	(21,499)
Total debt, net	10,324,547	10,295,809
Less current maturities	—	—
Total long-term debt, net	$10,324,547	$10,295,809

(1)	Variable interest rates of 1.94% and 1.92% at June 30, 2015, and December 31, 2014, respectively.

(2)	Variable interest rates of 2.69% and 2.67% at June 30, 2015, and December 31, 2014, respectively.

(3)	Variable interest rates of 2.69% and 2.66% at June 30, 2015, and December 31, 2014, respectively.

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

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Credit facilities	$3,178,175	$3,178,175	$2,968,175	$2,968,175
Term loan	500,000	500,000	500,000	500,000
Senior notes, net	6,646,372	5,247,250	6,827,634	5,703,649
Total debt, net	$10,324,547	$8,925,425	$10,295,809	$9,171,824
Credit Facilities
LINN Credit Facility
The Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) provides for (1) a senior secured revolving credit facility and (2) a $500 million senior secured term loan, in aggregate subject to the then-effective borrowing base. Borrowing capacity under the revolving credit facility is limited to the lesser of: (i) the then-effective borrowing base reduced by the $500 million term loan and (ii) the maximum commitment amount of $4.0 billion, and is currently $3.55 billion. The maturity date is April 2019. At June 30, 2015, the borrowing base under the LINN Credit Facility was $4.05 billion and availability under the revolving credit facility was approximately $1.5 billion, which includes reductions for the $500 million term loan and $6 million of outstanding letters of credit.
Redetermination of the borrowing base under the LINN Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. The administrative agent, at the direction of a super-majority of certain of the lenders, has the right to request one interim borrowing base redetermination per year. The Company also has the right to request one interim borrowing base redetermination per year, as well as the right to an additional interim redetermination each year in connection with certain acquisitions. The spring 2015 semi-annual redetermination was completed in May 2015, and the borrowing base under the LINN Credit Facility decreased from $4.5 billion to $4.05 billion as a result of lower commodity prices. Continued low or further declining commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs, along with the maturity schedule of the Company’s hedges, are expected to result in further decreases in the borrowing base at the October 2015 redetermination and may also impact future redeterminations.
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
Berry Credit Facility
Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”) currently has a borrowing base of $1.2 billion, subject to lender commitments. The maturity date is April 2019. At June 30, 2015, lender commitments under the facility were $1.2 billion but there was less than $1 million of available borrowing capacity, including outstanding letters of credit.
Redetermination of the borrowing base under the Berry Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. A super-majority of the lenders under the Berry Credit Facility and Berry also have the right to request interim borrowing base redeterminations once between scheduled redeterminations. The spring 2015 semi-annual borrowing base redetermination was completed in May 2015, and the borrowing base under the Berry Credit Facility decreased from $1.4 billion to $1.2 billion as a result of lower commodity prices. Continued low or further declining commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs, along with the maturity schedule of the Company’s hedges, are expected to result in further decreases in the borrowing base at the October 2015 redetermination and may also impact future redeterminations.
In connection with the reduction in Berry’s borrowing base, LINN Energy borrowed $250 million under the LINN Credit Facility, which it contributed to Berry to post as restricted cash with Berry’s lenders. As directed by LINN Energy, the $250 million was deposited on Berry’s behalf in a security account with the administrative agent subject to a security control agreement. Berry’s ability to withdraw funds from this account is subject to a concurrent reduction of the borrowing base under the Berry Credit Facility or lender consent in connection with a redetermination of such borrowing base. The $250 million may be used to satisfy obligations under the Berry Credit Facility or, subject to restrictions in the indentures governing Berry’s senior notes, may be returned to LINN Energy in the future. The amount is included in “restricted cash” on the condensed consolidated balance sheet.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company refers to the LINN Credit Facility and the Berry Credit Facility, collectively, as the “Credit Facilities.”
Repurchases of Senior Notes
During the six months ended June 30, 2015, the Company repurchased on the open market approximately $184 million of its outstanding senior notes as follows:

•	8.625% senior notes due April 2020 – $127 million;

•	6.75% Berry senior notes due November 2020 – $25 million;

•	7.75% senior notes due February 2021 – $6 million; and

•	6.375% Berry senior notes due September 2022 – $26 million.
In connection with the repurchases, the Company recorded a gain on extinguishment of debt of approximately $16 million for the six months ended June 30, 2015.
Repurchases of Senior Notes – Subsequent Event
In July 2015, the Company repurchased through privately negotiated transactions approximately $599 million of its outstanding senior notes as follows:

•	6.50% senior notes due May 2019 – $41 million;

•	6.25% senior notes due November 2019 – $316 million;

•	8.625% senior notes due April 2020 – $50 million;

•	6.75% Berry senior notes due November 2020 – $14 million;

•	7.75% senior notes due February 2021 – $30 million; and

•	6.50% senior notes due September 2021 – $148 million.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 7 – Derivatives
Commodity Derivatives
The Company seeks to hedge a significant portion of its forecasted production to reduce exposure to fluctuations in the prices of oil and natural gas and provide long-term cash flow predictability to manage its business, service debt and pay distributions. The current direct NGL hedging market is constrained in terms of price, volume, duration and number of counterparties, which limits the Company’s ability to effectively hedge its NGL production. As a result, currently, the Company directly hedges only its oil and natural gas production. The Company also hedges its exposure to natural gas differentials in certain operating areas but does not currently hedge exposure to oil differentials.
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
The following table summarizes derivative positions for the periods indicated as of June 30, 2015:

	July 1 - December 31, 2015	2016	2017	2018
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	59,506	121,841	120,122	36,500
Average price ($/MMBtu)	$5.19	$4.20	$4.26	$5.00
Put options (NYMEX Henry Hub):
Hedged volume (MMMBtu)	36,222	76,269	66,886	—
Average price ($/MMBtu)	$5.00	$5.00	$4.88	$—
Oil positions:
Fixed price swaps (NYMEX WTI): (1)
Hedged volume (MBbls)	7,810	11,465	4,755	—
Average price ($/Bbl)	$87.12	$90.56	$89.02	$—
Three-way collars (NYMEX WTI):
Hedged volume (MBbls)	552	—	—	—
Short put ($/Bbl)	$70.00	$—	$—	$—
Long put ($/Bbl)	$90.00	$—	$—	$—
Short call ($/Bbl)	$101.62	$—	$—	$—
Put options (NYMEX WTI):
Hedged volume (MBbls)	1,727	3,271	384	—
Average price ($/Bbl)	$90.00	$90.00	$90.00	$—
Natural gas basis differential positions: (2)
Panhandle basis swaps: (3)
Hedged volume (MMMBtu)	43,939	59,954	59,138	16,425
Hedged differential ($/MMBtu)	$(0.33)	$(0.32)	$(0.33)	$(0.33)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	July 1 - December 31, 2015	2016	2017	2018
NWPL Rockies basis swaps: (3)
Hedged volume (MMMBtu)	29,731	65,794	38,880	10,804
Hedged differential ($/MMBtu)	$(0.23)	$(0.24)	$(0.19)	$(0.19)
MichCon basis swaps: (3)
Hedged volume (MMMBtu)	4,710	7,768	7,437	2,044
Hedged differential ($/MMBtu)	$0.06	$0.05	$0.05	$0.05
Houston Ship Channel basis swaps: (3)
Hedged volume (MMMBtu)	14,472	34,364	36,730	986
Hedged differential ($/MMBtu)	$(0.03)	$(0.02)	$(0.02)	$(0.08)
Permian basis swaps: (3)
Hedged volume (MMMBtu)	2,558	4,219	4,819	1,314
Hedged differential ($/MMBtu)	$(0.21)	$(0.20)	$(0.20)	$(0.20)

SoCal basis swaps: (4)
Hedged volume (MMMBtu)	16,560	32,940	—	—
Hedged differential ($/MMBtu)	$(0.03)	$(0.03)	$—	$—
Oil timing differential positions:
Trade month roll swaps (NYMEX WTI): (5)
Hedged volume (MBbls)	3,655	7,446	6,486	—
Hedged differential ($/Bbl)	$0.24	$0.25	$0.25	$—

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

During the six months ended June 30, 2015, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for May 2015 through December 2017, to hedge exposure to differentials in certain producing areas, and oil swaps for April 2015 through December 2015. In addition, the Company entered into natural gas basis swaps for May 2015 through December 2016 to hedge exposure to the differential in California, where it consumes natural gas in its heavy oil development operations.
Settled derivatives on natural gas production for the three months and six months ended June 30, 2015, included volumes of 47,344 MMMBtu and 94,167 MMMBtu, respectively, at an average contract price of $5.12 per MMBtu. Settled derivatives on oil production for the three months and six months ended June 30, 2015, included volumes of 4,820 MBbls and 8,795 MBbls, respectively, at average contract prices of $88.60 per Bbl and $91.20 per Bbl. Settled derivatives on natural gas production for

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

the three months and six months ended June 30, 2014, included volumes of 44,136 MMMBtu and 87,787 MMMBtu, respectively, at an average contract price of $5.14 per MMBtu. Settled derivatives on oil production for the three months and six months ended June 30, 2014, included volumes of 6,230 MBbls and 12,391 MBbls, respectively, at an average contract price of $92.39 per Bbl.
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
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	June 30, 2015	December 31, 2014
	(in thousands)
Assets:
Commodity derivatives	$1,636,607	$2,014,815
Liabilities:
Commodity derivatives	$41,757	$90,260
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facilities or were participants or affiliates of participants in its Credit Facilities at the time it originally entered into the derivatives. The Credit Facilities are secured by the Company’s oil, natural gas and NGL reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $1.6 billion at June 30, 2015. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains (Losses) on Derivatives
A summary of gains and losses on derivatives included on the condensed consolidated statements of operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Gains (losses) on oil and natural gas derivatives	$(191,188)	$(408,788)	$233,593	$(650,281)
Lease operating expenses (1)	3,986	—	3,060	—
Total gains (losses) on oil and natural gas derivatives	$(187,202)	$(408,788)	$236,653	$(650,281)

(1)	Consists of gains and losses on derivatives used to hedge natural gas consumption which were entered into in March 2015.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

For the three months and six months ended June 30, 2015, the Company received net cash settlements of approximately $284 million and $566 million, respectively. For the three months and six months ended June 30, 2014, the Company paid net cash settlements of approximately $9 million and $23 million, respectively.
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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2015
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$1,636,607	$(36,785)	$1,599,822
Liabilities:
Commodity derivatives	$41,757	$(36,785)	$4,972

	December 31, 2014
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$2,014,815	$(89,576)	$1,925,239
Liabilities:
Commodity derivatives	$90,260	$(89,576)	$684

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 9 – Asset Retirement Obligations
The Company has the obligation to plug and abandon oil and natural gas wells and related equipment at the end of production operations. Estimated asset retirement costs are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets when the obligation is incurred. The liabilities are included in “other accrued liabilities” and “other noncurrent liabilities” on the condensed consolidated balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2% for the six months ended June 30, 2015); and (iv) a credit-adjusted

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

risk-free interest rate (average of 5.5% for the six months ended June 30, 2015). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.
The following presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2014	$497,570
Liabilities added from drilling	1,875
Liabilities reclassified as held for sale	(2,000)
Current year accretion expense	14,888
Settlements	(2,920)
Revision of estimates	(15,228)
Asset retirement obligations at June 30, 2015	$494,185

Note 10 – Commitments and Contingencies
The Company has been named as a defendant in a number of lawsuits, including claims from royalty owners related to disputed royalty payments and royalty valuations. With respect to a certain statewide class action case, the parties have agreed on a scheduling order, which provides for briefing on the class certification issues in late 2015 and the first part of 2016. The Company has denied that it has liability on the claims asserted in the case and has denied that class certification is proper. If the Court accepts the Company’s arguments, there will be no liability to the Company in the case. For another statewide class action royalty payment dispute, briefing on class certification issues is expected to be completed during the fall of 2015. The Company has denied that it has any liability on the claims and has denied that class certification is proper. If the Court accepts the Company’s arguments, there will be no liability to the Company in the case. The Company is unable to estimate a possible loss, or range of possible loss, if any, in these cases. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
During the six months ended June 30, 2015, and June 30, 2014, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
In 2008, Lehman Brothers Holdings Inc. and Lehman Brothers Commodity Services Inc. (together “Lehman”), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. In March 2011, the Company and Lehman entered into Termination Agreements under which the Company was granted general unsecured claims against Lehman in the amount of $51 million (the “Company Claim”). In December 2011, a Chapter 11 Plan (“Lehman Plan”) was approved by the Bankruptcy Court. In both April 2015 and April 2014, the Company received approximately $3 million of the Company Claim, of which both amounts are included in “gains (losses) on oil and natural gas derivatives” on the condensed consolidated statements of operations. In the aggregate, the Company has received approximately $49 million of the Company Claim.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per unit data)

Net loss	$(379,127)	$(207,870)	$(718,287)	$(293,207)
Allocated to participating securities	(1,662)	(2,154)	(3,273)	(4,306)
	$(380,789)	$(210,024)	$(721,560)	$(297,513)

Basic net loss per unit	$(1.12)	$(0.64)	$(2.15)	$(0.91)
Diluted net loss per unit	$(1.12)	$(0.64)	$(2.15)	$(0.91)

Basic weighted average units outstanding	340,934	328,844	335,817	328,588
Dilutive effect of unit equivalents	—	—	—	—
Diluted weighted average units outstanding	340,934	328,844	335,817	328,588
Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to approximately 5 million unit options and warrants for both the three months and six months ended June 30, 2015, and approximately 6 million for both the three months and six months ended June 30, 2014. All equivalent units were antidilutive for both the three months and six months ended June 30, 2015, and June 30, 2014.
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
Note 13 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows
“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	June 30, 2015	December 31, 2014
	(in thousands)

Accrued interest	$101,003	$105,310
Accrued compensation	36,632	44,875
Asset retirement obligations	16,187	16,187
Other	3,562	1,364
	$157,384	$167,736

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Six Months Ended June 30,
	2015	2014
	(in thousands)

Cash payments for interest, net of amounts capitalized	$280,018	$264,141
Cash payments for income taxes	$601	$—

Noncash investing activities:
Accrued capital expenditures	$105,115	$316,427
Included in “acquisition of oil and natural gas properties and joint-venture funding” on the condensed consolidated statement of cash flows for the six months ended June 30, 2014, is approximately $25 million paid by the Company to fund the commitment related to the joint-venture agreement entered into with Anadarko in April 2012 (see Note 2).
For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. “Restricted cash” on the condensed consolidated balance sheet at June 30, 2015, includes $250 million LINN Energy borrowed under the LINN Credit Facility and contributed to Berry in May 2015 to post as restricted cash with Berry’s lenders in connection with the reduction in the Berry Credit Facility’s borrowing base. Restricted cash also includes approximately $7 million and $6 million at June 30, 2015, and December 31, 2014, respectively, of cash deposited by the Company into a separate account designated for asset retirement obligations in accordance with contractual agreements.
The Company manages its working capital and cash requirements to borrow only as needed from its Credit Facilities. At June 30, 2015, and December 31, 2014, net outstanding checks of approximately $13 million and $95 million, respectively, were reclassified and included in “accounts payable and accrued expenses” on the condensed consolidated balance sheets. Net outstanding checks are presented as cash flows from financing activities and included in “other” on the condensed consolidated statements of cash flows.
Note 14 – Related Party Transactions
LinnCo
LinnCo, LLC (“LinnCo”), an affiliate of LINN Energy, was formed on April 30, 2012. LinnCo’s initial sole purpose was to own units in LINN Energy. In connection with the 2013 acquisition of Berry, LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent contribution of assets to LINN Energy. All of LinnCo’s common shares are held by the public. As of June 30, 2015, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy and owned approximately 37% of LINN Energy’s outstanding units.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

For the three months and six months ended June 30, 2015, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $1.1 million and $2.5 million, respectively, of which approximately $2.2 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2015. The expenses for the three months and six months ended June 30, 2015, include approximately $492,000 and $983,000, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.
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
During the three months and six months ended June 30, 2015, the Company paid approximately $40 million and $80 million, respectively, in distributions to LinnCo attributable to LinnCo’s interest in LINN Energy. During the three months and six months ended June 30, 2014, the Company paid approximately $93 million and $186 million, respectively, in distributions to LinnCo attributable to LinnCo’s interest in LINN Energy.
Other
One of the Company’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the three months and six months ended June 30, 2015, the Company incurred expenditures of approximately $2 million and $5 million, respectively, and for the three months and six months ended June 30, 2014, the Company incurred expenditures of approximately $8 million and $12 million, respectively, related to services rendered by Superior and its subsidiaries.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2015

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35	$1,244	$2,664	$—	$3,943
Accounts receivable – trade, net	—	222,090	83,314	—	305,404
Accounts receivable – affiliates	3,693,834	28,630	—	(3,722,464)	—
Derivative instruments	—	880,189	15,534	—	895,723
Assets held for sale	—	104,987	—	—	104,987
Other current assets	—	105,032	43,238	(7)	148,263
Total current assets	3,693,869	1,342,172	144,750	(3,722,471)	1,458,320

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	—	12,998,067	4,967,722	—	17,965,789
Less accumulated depletion and amortization	—	(4,649,099)	(923,731)	59,390	(5,513,440)
	—	8,348,968	4,043,991	59,390	12,452,349

Other property and equipment	—	574,789	121,511	—	696,300
Less accumulated depreciation	—	(159,264)	(13,749)	—	(173,013)
	—	415,525	107,762	—	523,287

Derivative instruments	—	703,123	976	—	704,099
Restricted cash	—	6,582	250,162	—	256,744
Notes receivable – affiliates	160,900	—	—	(160,900)	—
Advance to affiliate	—	—	171,044	(171,044)	—
Investments in consolidated subsidiaries	8,277,148	—	—	(8,277,148)	—
Other noncurrent assets, net	100,442	5,198	11,587	—	117,227
	8,538,490	714,903	433,769	(8,609,092)	1,078,070
Total noncurrent assets	8,538,490	9,479,396	4,585,522	(8,549,702)	14,053,706
Total assets	$12,232,359	$10,821,568	$4,730,272	$(12,272,173)	$15,512,026

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$963	$388,422	$189,904	$—	$579,289
Accounts payable – affiliates	—	3,693,834	28,630	(3,722,464)	—
Advance from affiliate	—	171,044	—	(171,044)	—
Derivative instruments	—	—	3,333	—	3,333
Other accrued liabilities	86,234	53,359	17,798	(7)	157,384
Total current liabilities	87,197	4,306,659	239,665	(3,893,515)	740,006

Noncurrent liabilities:
Credit facilities	2,005,000	—	1,173,175	—	3,178,175
Term loan	500,000	—	—	—	500,000
Senior notes, net	5,785,692	—	860,680	—	6,646,372
Notes payable – affiliates	—	160,900	—	(160,900)	—
Derivative instruments	—	1,051	588	—	1,639
Other noncurrent liabilities	—	388,565	195,940	—	584,505
Total noncurrent liabilities	8,290,692	550,516	2,230,383	(160,900)	10,910,691

Unitholders’ capital:
Units issued and outstanding	5,424,963	4,831,136	2,609,158	(7,433,435)	5,431,822
Accumulated income (deficit)	(1,570,493)	1,133,257	(348,934)	(784,323)	(1,570,493)
	3,854,470	5,964,393	2,260,224	(8,217,758)	3,861,329
Total liabilities and unitholders’ capital	$12,232,359	$10,821,568	$4,730,272	$(12,272,173)	$15,512,026

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2014

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$38	$185	$1,586	$—	$1,809
Accounts receivable – trade, net	—	371,325	100,359	—	471,684
Accounts receivable – affiliates	4,028,890	13,205	—	(4,042,095)	—
Derivative instruments	—	1,033,448	43,694	—	1,077,142
Other current assets	18	96,678	59,259	—	155,955
Total current assets	4,028,946	1,514,841	204,898	(4,042,095)	1,706,590

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	—	13,196,841	4,872,059	—	18,068,900
Less accumulated depletion and amortization	—	(4,342,675)	(525,007)	—	(4,867,682)
	—	8,854,166	4,347,052	—	13,201,218

Other property and equipment	—	553,150	115,999	—	669,149
Less accumulated depreciation	—	(135,830)	(8,452)	—	(144,282)
	—	417,320	107,547	—	524,867

Derivative instruments	—	848,097	—	—	848,097
Restricted cash	—	6,100	125	—	6,225
Notes receivable – affiliates	130,500	—	—	(130,500)	—
Advance to affiliate	—	—	293,627	(293,627)	—
Investments in consolidated subsidiaries	8,562,608	—	—	(8,562,608)	—
Other noncurrent assets, net	116,637	5,716	14,159	—	136,512
	8,809,745	859,913	307,911	(8,986,735)	990,834
Total noncurrent assets	8,809,745	10,131,399	4,762,510	(8,986,735)	14,716,919
Total assets	$12,838,691	$11,646,240	$4,967,408	$(13,028,830)	$16,423,509

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$3,784	$581,880	$229,145	$—	$814,809
Accounts payable – affiliates	—	4,028,890	13,205	(4,042,095)	—
Advance from affiliate	—	293,627	—	(293,627)	—
Derivative instruments	—	—	—	—	—
Other accrued liabilities	89,507	59,142	19,087	—	167,736
Total current liabilities	93,291	4,963,539	261,437	(4,335,722)	982,545

Noncurrent liabilities:
Credit facilities	1,795,000	—	1,173,175	—	2,968,175
Term loan	500,000	—	—	—	500,000
Senior notes, net	5,913,857	—	913,777	—	6,827,634
Notes payable – affiliates	—	130,500	—	(130,500)	—
Derivative instruments	—	684	—	—	684
Other noncurrent liabilities	—	400,851	200,015	—	600,866
Total noncurrent liabilities	8,208,857	532,035	2,286,967	(130,500)	10,897,359

Unitholders’ capital:
Units issued and outstanding	5,388,749	4,831,339	2,416,381	(7,240,658)	5,395,811
Accumulated income (deficit)	(852,206)	1,319,327	2,623	(1,321,950)	(852,206)
	4,536,543	6,150,666	2,419,004	(8,562,608)	4,543,605
Total liabilities and unitholders’ capital	$12,838,691	$11,646,240	$4,967,408	$(13,028,830)	$16,423,509

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2015

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$323,038	$173,381	$—	$496,419
Losses on oil and natural gas derivatives	—	(186,714)	(4,474)	—	(191,188)
Marketing revenues	—	3,285	7,448	—	10,733
Other revenues	—	4,329	1,535	—	5,864
	—	143,938	177,890	—	321,828
Expenses:
Lease operating expenses	—	90,756	49,896	—	140,652
Transportation expenses	—	42,817	12,978	—	55,795
Marketing expenses	—	3,161	5,998	—	9,159
General and administrative expenses	—	61,548	37,102	—	98,650
Exploration costs	—	564	—	—	564
Depreciation, depletion and amortization	—	150,739	63,052	1,941	215,732
Impairment of long-lived assets	—	—	—	—	—
Taxes, other than income taxes	—	35,838	22,196	—	58,034
Gains on sale of assets and other, net	—	(17,185)	(811)	—	(17,996)
	—	368,238	190,411	1,941	560,590
Other income and (expenses):
Interest expense, net of amounts capitalized	(123,555)	145	(22,690)	—	(146,100)
Interest expense – affiliates	—	(3,235)	—	3,235	—
Interest income – affiliates	3,235	—	—	(3,235)	—
Gain on extinguishment of debt	2,320	—	6,831	—	9,151
Equity in losses from consolidated subsidiaries	(255,426)	—	—	255,426	—
Other, net	(5,701)	18	(463)	—	(6,146)
	(379,127)	(3,072)	(16,322)	255,426	(143,095)
Loss before income taxes	(379,127)	(227,372)	(28,843)	253,485	(381,857)
Income tax benefit	—	(2,719)	(11)	—	(2,730)
Net loss	$(379,127)	$(224,653)	$(28,832)	$253,485	$(379,127)

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2015

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$617,021	$329,967	$—	$946,988
Gains (losses) on oil and natural gas derivatives	—	234,800	(1,207)	—	233,593
Marketing revenues	—	29,497	14,980	—	44,477
Other revenues	—	9,886	3,431	—	13,317
	—	891,204	347,171	—	1,238,375
Expenses:
Lease operating expenses	—	196,588	117,085	—	313,673
Transportation expenses	—	83,751	25,584	—	109,335
Marketing expenses	—	26,357	11,643	—	38,000
General and administrative expenses	—	119,329	58,289	—	177,618
Exploration costs	—	960	—	—	960
Depreciation, depletion and amortization	—	291,438	136,031	3,277	430,746
Impairment of long-lived assets	—	325,417	272,000	(64,800)	532,617
Taxes, other than income taxes	2	66,549	45,528	—	112,079
Gains on sale of assets and other, net	—	(24,999)	(5,284)	—	(30,283)
	2	1,085,390	660,876	(61,523)	1,684,745
Other income and (expenses):
Interest expense, net of amounts capitalized	(246,941)	1,851	(44,111)	—	(289,201)
Interest expense – affiliates	—	(5,617)	—	5,617	—
Interest income – affiliates	5,617	—	—	(5,617)	—
Gain on extinguishment of debt	8,955	—	6,831	—	15,786
Equity in losses from consolidated subsidiaries	(478,237)	—	—	478,237	—
Other, net	(7,679)	(47)	(633)	—	(8,359)
	(718,285)	(3,813)	(37,913)	478,237	(281,774)
Loss before income taxes	(718,287)	(197,999)	(351,618)	539,760	(728,144)
Income tax benefit	—	(9,796)	(61)	—	(9,857)
Net loss	$(718,287)	$(188,203)	$(351,557)	$539,760	$(718,287)

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from operating activities:
Net loss	$(718,287)	$(188,203)	$(351,557)	$539,760	$(718,287)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	—	291,438	136,031	3,277	430,746
Impairment of long-lived assets	—	325,417	272,000	(64,800)	532,617
Unit-based compensation expenses	—	33,711	—	—	33,711
Gain on extinguishment of debt	(8,955)	—	(6,831)	—	(15,786)
Amortization and write-off of deferred financing fees	16,692	—	854	—	17,546
Gains on sale of assets and other, net	—	(22,903)	(2,991)	—	(25,894)
Equity in losses from consolidated subsidiaries	478,237	—	—	(478,237)	—
Deferred income taxes	—	(9,796)	(61)	—	(9,857)
Derivatives activities:
Total gains	—	(234,800)	(1,853)	—	(236,653)
Cash settlements	—	533,400	32,943	—	566,343
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	—	154,697	15,281	—	169,978
(Increase) decrease in accounts receivable – affiliates	371,275	(15,425)	—	(355,850)	—
Decrease in other assets	—	8	3,515	—	3,523
Decrease in accounts payable and accrued expenses	—	(43,427)	(4,047)	—	(47,474)
Increase (decrease) in accounts payable and accrued expenses – affiliates	—	(371,275)	15,425	355,850	—
Decrease in other liabilities	(3,597)	(13,124)	(10,310)	—	(27,031)
Net cash provided by operating activities	135,365	439,718	98,399	—	673,482

Cash flow from investing activities:
Development of oil and natural gas properties	—	(413,271)	(3,076)	—	(416,347)
Purchases of other property and equipment	—	(26,305)	(2,982)	—	(29,287)
Investment in affiliates	57,223	—	—	(57,223)	—
Change in notes receivable with affiliate	(30,400)	—	—	30,400	—
Proceeds from sale of properties and equipment and other	(2,168)	49,580	11,302	—	58,714
Net cash provided by (used in) investing activities	24,655	(389,996)	5,244	(26,823)	(386,920)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from financing activities:
Proceeds from sale of units	233,427	—	—	—	233,427
Proceeds from borrowings	645,000	—	—	—	645,000
Repayments of debt	(804,698)	—	(45,353)	—	(850,051)
Distributions to unitholders	(212,631)	—	—	—	(212,631)
Financing fees and offering costs	(8,646)	—	(3)	—	(8,649)
Change in notes payable with affiliate	—	30,400	—	(30,400)	—
Distributions to affiliate	—	—	(57,223)	57,223	—
Excess tax benefit from unit-based compensation	(9,467)	—	—	—	(9,467)
Other	(3,008)	(79,063)	14	—	(82,057)
Net cash used in financing activities	(160,023)	(48,663)	(102,565)	26,823	(284,428)

Net increase (decrease) in cash and cash equivalents	(3)	1,059	1,078	—	2,134
Cash and cash equivalents:
Beginning	38	185	1,586	—	1,809
Ending	$35	$1,244	$2,664	$—	$3,943

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2014

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(293,207)	$(229,897)	$158,706	$71,191	$(293,207)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	—	395,852	146,384	—	542,236
Unit-based compensation expenses	—	32,583	—	—	32,583
Amortization and write-off of deferred financing fees	11,694	—	(5,492)	—	6,202
Losses on sale of assets and other, net	—	3,506	—	—	3,506
Equity in losses from consolidated subsidiaries	71,191	—	—	(71,191)	—
Deferred income taxes	—	3,557	(82)	—	3,475
Derivatives activities:
Total losses	—	628,184	22,097	—	650,281
Cash settlements	—	(12,651)	(10,472)	—	(23,123)
Changes in assets and liabilities:
Increase in accounts receivable – trade, net	—	(27,597)	(34,294)	—	(61,891)
(Increase) decrease in accounts receivable – affiliates	220,694	(9,964)	—	(210,730)	—
(Increase) decrease in other assets	(146)	(8,287)	1,486	—	(6,947)
Increase in accounts payable and accrued expenses	2	111,675	1,905	—	113,582
Increase (decrease) in accounts payable and accrued expenses – affiliates	—	(220,694)	9,964	210,730	—
Increase (decrease) in other liabilities	702	(26,291)	(25,473)	—	(51,062)
Net cash provided by operating activities	10,930	639,976	264,729	—	915,635

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	—	(25,891)	—	—	(25,891)
Development of oil and natural gas properties	—	(536,488)	(269,129)	—	(805,617)
Purchases of other property and equipment	—	(25,786)	(5,625)	—	(31,411)
Investment in affiliates	(178,463)	—	—	178,463	—
Change in notes receivable with affiliate	(28,200)	—	—	28,200	—
Proceeds from sale of properties and equipment and other	(12,983)	1,253	—	—	(11,730)
Net cash used in investing activities	(219,646)	(586,912)	(274,754)	206,663	(874,649)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from financing activities:
Proceeds from borrowings	1,095,000	—	—	—	1,095,000
Repayments of debt	(410,000)	—	(206,124)	—	(616,124)
Distributions to unitholders	(480,583)	—	—	—	(480,583)
Financing fees and offering costs	(5,613)	—	(10,866)	—	(16,479)
Change in notes payable with affiliate	—	28,200	—	(28,200)	—
Capital contributions – affiliates	—	—	178,463	(178,463)	—
Excess tax benefit from unit-based compensation	3,016	—	—	—	3,016
Other	6,876	(46,524)	—	—	(39,648)
Net cash provided by (used in) financing activities	208,696	(18,324)	(38,527)	(206,663)	(54,818)

Net increase (decrease) in cash and cash equivalents	(20)	34,740	(48,552)	—	(13,832)
Cash and cash equivalents:
Beginning	52	1,078	51,041	—	52,171
Ending	$32	$35,818	$2,489	$—	$38,339

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering in January 2006. The Company’s properties are located in eight operating regions in the United States (“U.S.”):

•	Rockies, which includes properties located in Wyoming (Green River, Washakie and Powder River basins), Utah (Uinta Basin), North Dakota (Williston Basin) and Colorado (Piceance Basin);

•	Hugoton Basin, which includes properties located in Kansas, the Oklahoma Panhandle and the Shallow Texas Panhandle;

•	California, which includes properties located in the San Joaquin Valley and Los Angeles basins;

•	Mid-Continent, which includes Oklahoma properties located in the Anadarko and Arkoma basins, as well as waterfloods in the Central Oklahoma Platform;

•	Permian Basin, which includes properties located in west Texas and southeast New Mexico;

•	TexLa, which includes properties located in east Texas and north Louisiana;

•	South Texas; and

•	Michigan/Illinois, which includes properties located in the Antrim Shale formation in north Michigan and oil properties in south Illinois.
Results for the three months ended June 30, 2015, included the following:

•	oil, natural gas and NGL sales of approximately $496 million compared to $968 million for the second quarter of 2014;

•	average daily production of approximately 1,219 MMcfe/d compared to 1,131 MMcfe/d for the second quarter of 2014;

•	net loss of approximately $379 million compared to $208 million for the second quarter of 2014;

•	capital expenditures, excluding acquisitions, of approximately $115 million compared to $407 million for the second quarter of 2014; and

•	148 wells drilled (all successful) compared to 268 wells drilled (all successful) for the second quarter of 2014.
Results for the six months ended June 30, 2015, included the following:

•	oil, natural gas and NGL sales of approximately $947 million compared to $1.9 billion for the six months ended June 30, 2014;

•	average daily production of approximately 1,210 MMcfe/d compared to 1,117 MMcfe/d for the six months ended June 30, 2014;

•	net loss of approximately $718 million compared to $293 million for the six months ended June 30, 2014;

•	net cash provided by operating activities of approximately $673 million compared to $916 million for the six months ended June 30, 2014;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	capital expenditures, excluding acquisitions, of approximately $312 million compared to $816 million for the six months ended June 30, 2014; and

•	344 wells drilled (all successful) compared to 468 wells drilled (467 successful) for the six months ended June 30, 2014.
Reduction of 2015 Oil and Natural Gas Capital Budget and Distribution
The Company’s 2015 budget includes a 61% reduction in total capital expenditures to approximately $610 million, from approximately $1.6 billion spent in 2014, and includes approximately $530 million related to its oil and natural gas capital program. The 2015 budget contemplates significantly lower commodity prices as compared to 2014. In January 2015, the Company reduced its distribution to $1.25 per unit, from the previous level of $2.90 per unit, on an annualized basis. The reduction of the 2015 budget and the distribution was intended to solidify the Company’s financial position and allow it to regain a useful cost of capital.
In July 2015, the Company announced that management intends to recommend to the Board of Directors that it suspend payment of the Company’s distribution at the end of the third quarter of 2015.
Alliance with GSO Capital Partners
The Company signed definitive agreements dated June 30, 2015, with affiliates of private capital investor GSO Capital Partners LP (“GSO”), the credit platform of The Blackstone Group L.P., to fund oil and natural gas development (“DrillCo”). Funds managed by GSO and its affiliates have agreed to commit up to $500 million with 5-year availability to fund drilling programs on locations provided by LINN Energy. Subject to adjustments depending on asset characteristics and return expectations of the selected drilling plan, GSO will fund 100% of the costs associated with new wells drilled under the DrillCo agreement and is expected to receive an 85% working interest in these wells until it achieves a 15% internal rate of return on annual groupings of wells, while LINN Energy is expected to receive a 15% carried working interest during this period. Upon reaching the internal rate of return target, GSO’s interest will be reduced to 5%, while LINN Energy’s interest will increase to 95%.
Alliance with Quantum Energy Partners
The Company signed definitive agreements dated June 30, 2015, with affiliates of private capital investor Quantum Energy Partners (“Quantum”) to fund selected future oil and natural gas acquisitions and the development of those acquired assets (“AcqCo”). See the Company’s Current Report on Form 8-K filed on July 7, 2015, for additional details regarding this transaction.
Divestiture – Pending
On July 2, 2015, the Company, through certain of its wholly owned subsidiaries, entered into a definitive purchase and sale agreement to sell its remaining position in Howard County in the Permian Basin for a contract price of approximately $281 million, subject to closing adjustments. The sale is anticipated to close in the third quarter of 2015, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied. Upon completion of this sale, the Company will have divested all of its remaining capital intensive, high-decline rate properties.
Financing Activities
The spring 2015 semi-annual borrowing base redetermination of the Company’s Credit Facilities, as defined in Note 6, was completed in May 2015, and the borrowing base under the LINN Credit Facility decreased from $4.5 billion to $4.05 billion and the borrowing base under the Berry Credit Facility decreased from $1.4 billion to $1.2 billion as a result of lower commodity prices. Continued low or further declining commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs, along with the maturity schedule of the Company’s hedges, are expected to result in further decreases in both borrowing bases at the October 2015 redetermination and may also impact future redeterminations.
In connection with the reduction in Berry’s borrowing base, LINN Energy borrowed $250 million under the LINN Credit Facility, which it contributed to Berry to post as restricted cash with Berry’s lenders. As directed by LINN Energy, the $250 million was deposited on Berry’s behalf in a security account with the administrative agent subject to a security control agreement. Berry’s ability to withdraw funds from this account is subject to a concurrent reduction of the borrowing base under the Berry Credit Facility or lender consent in connection with a redetermination of such borrowing base. The $250 million may

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

be used to satisfy obligations under the Berry Credit Facility or, subject to restrictions in the indentures governing Berry’s senior notes, may be returned to LINN Energy in the future.
During the six months ended June 30, 2015, the Company, under its equity distribution agreement, sold 3,621,983 units representing limited liability company interests at an average unit price of $12.37 for net proceeds of approximately $44 million (net of approximately $448,000 in commissions). The Company used the net proceeds for general corporate purposes including the open market repurchases of a portion of its senior notes (see Note 6). At June 30, 2015, units totaling approximately $455 million in aggregate offering price remained available to be sold under the agreement.
In May 2015, the Company sold 16,000,000 units representing limited liability company interests in an underwritten public offering at $11.79 per unit ($11.32 per unit, net of underwriting discount) for net proceeds of approximately $181 million (after underwriting discount and offering costs of approximately $8 million). The Company used the net proceeds from the sale of these units to repay a portion of the outstanding indebtedness under the LINN Credit Facility, which included debt initially incurred to fund the open market repurchases of a portion of its senior notes during 2015 (see Note 6).
During the six months ended June 30, 2015, the Company repurchased on the open market approximately $184 million of its outstanding senior notes. In addition, in July 2015, the Company repurchased through privately negotiated transactions approximately $599 million of its outstanding senior notes. See Note 6 for additional details.
Commodity Derivatives
During the six months ended June 30, 2015, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for May 2015 through December 2017, to hedge exposure to differentials in certain producing areas, and oil swaps for April 2015 through December 2015. In addition, the Company entered into natural gas basis swaps for May 2015 through December 2016 to hedge exposure to the differential in California, where it consumes natural gas in its heavy oil development operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

	Three Months Ended June 30,
	2015	2014	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$149,908	$205,050	$(55,142)
Oil sales	310,454	651,509	(341,055)
NGL sales	36,057	111,291	(75,234)
Total oil, natural gas and NGL sales	496,419	967,850	(471,431)
Losses on oil and natural gas derivatives	(191,188)	(408,788)	217,600
Marketing and other revenues	16,597	37,889	(21,292)
	321,828	596,951	(275,123)
Expenses:
Lease operating expenses	140,652	184,901	(44,249)
Transportation expenses	55,795	44,854	10,941
Marketing expenses	9,159	23,274	(14,115)
General and administrative expenses (1)	98,650	66,906	31,744
Exploration costs	564	1,551	(987)
Depreciation, depletion and amortization	215,732	274,435	(58,703)
Taxes, other than income taxes	58,034	68,531	(10,497)
(Gains) losses on sale of assets and other, net	(17,996)	5,467	(23,463)
	560,590	669,919	(109,329)
Other income and (expenses)	(143,095)	(136,849)	(6,246)
Loss before income taxes	(381,857)	(209,817)	(172,040)
Income tax benefit	(2,730)	(1,947)	(783)
Net loss	$(379,127)	$(207,870)	$(171,257)

(1)
General and administrative expenses for the three months ended June 30, 2015, and June 30, 2014, include approximately $11 million and $9 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended June 30,
	2015	2014	Variance
Average daily production:
Natural gas (MMcf/d)	666	493	35%
Oil (MBbls/d)	64.8	74.5	(13)%
NGL (MBbls/d)	27.4	31.8	(14)%
Total (MMcfe/d)	1,219	1,131	8%

Weighted average prices: (1)
Natural gas (Mcf)	$2.47	$4.57	(46)%
Oil (Bbl)	$52.65	$96.06	(45)%
NGL (Bbl)	$14.44	$38.42	(62)%

Average NYMEX prices:
Natural gas (MMBtu)	$2.64	$4.67	(43)%
Oil (Bbl)	$57.94	$102.99	(44)%

Costs per Mcfe of production:
Lease operating expenses	$1.27	$1.80	(29)%
Transportation expenses	$0.50	$0.44	14%
General and administrative expenses (2)	$0.89	$0.65	37%
Depreciation, depletion and amortization	$1.94	$2.67	(27)%
Taxes, other than income taxes	$0.52	$0.67	(22)%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the three months ended June 30, 2015, and June 30, 2014, include approximately $11 million and $9 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $472 million or 49% to approximately $496 million for the three months ended June 30, 2015, from approximately $968 million for the three months ended June 30, 2014, due to lower oil, natural gas and NGL prices partially offset by higher production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $256 million, $127 million and $60 million, respectively.
Average daily production volumes increased to approximately 1,219 MMcfe/d for the three months ended June 30, 2015, from 1,131 MMcfe/d for the three months ended June 30, 2014. Higher natural gas production volumes resulted in an increase in revenues of approximately $72 million. Lower oil and NGL production volumes resulted in a decrease in revenues of approximately $85 million and $16 million, respectively.
The following table sets forth average daily production by region:

	Three Months Ended June 30,
	2015	2014	Variance
Average daily production (MMcfe/d):
Rockies	445	278	167	60%
Hugoton Basin	255	151	104	69%
California	187	172	15	9%
Mid-Continent	100	297	(197)	(66)%
Permian Basin	85	169	(84)	(50)%
TexLa	80	31	49	156%
South Texas	36	—	36	—
Michigan/Illinois	31	33	(2)	(5)%
	1,219	1,131	88	8%
The increase in average daily production volumes in the Rockies region primarily reflects the impact of the acquisition of properties from subsidiaries of Devon Energy Corporation (the “Devon Assets Acquisition”) on August 29, 2014, and development capital spending. The increase in average daily production volumes in the Hugoton Basin region primarily reflects the impact of the properties received in the exchange with Exxon Mobil Corporation and its affiliates, including its wholly owned subsidiary XTO Energy Inc. (“Exxon XTO”), on August 15, 2014, and the acquisition of properties from Pioneer Natural Resources Company (the “Pioneer Assets Acquisition”) on September 11, 2014. The increase in average daily production volumes in the California region primarily reflects the impact of the properties received in the exchange with Exxon Mobil Corporation (“ExxonMobil”) on November 21, 2014, and development capital spending. The decrease in average daily production volumes in the Mid-Continent region primarily reflects lower production volumes as a result of the properties sold to privately held institutional affiliates of EnerVest, Ltd. and its joint venture partner FourPoint Energy, LLC (the “Granite Wash Assets Sale”) on December 15, 2014, partially offset by the impact of the Devon Assets Acquisition. The decrease in average daily production volumes in the Permian Basin region primarily reflects lower production volumes as a result of the properties relinquished in the two exchanges with Exxon XTO and ExxonMobil and the properties sold to Fleur de Lis Energy, LLC (the “Permian Basin Assets Sale”) on November 14, 2014. The increase in average daily production volumes in the TexLa region primarily reflects the impact of the Devon Assets Acquisition. Average daily production volumes in the South Texas region reflect the impact of the Devon Assets Acquisition. The decrease in average daily production volumes in the Michigan/Illinois region primarily reflects a low-decline asset base and minimal development capital spending.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

See below for details regarding capital expenditures for the periods presented:

	Three Months Ended June 30,
	2015	2014
	(in thousands)

Oil and natural gas	$99,430	$389,313
Plant and pipeline	2,749	6,268
Other	12,614	10,932
Capital expenditures, excluding acquisitions	$114,793	$406,513
Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives were approximately $191 million for the three months ended June 30, 2015, compared to approximately $409 million for the three months ended June 30, 2014, representing a variance of approximately $218 million. Losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
During the three months ended June 30, 2015, the Company had commodity derivative contracts for approximately 78% of its natural gas production and 82% of its oil production. During the three months ended June 30, 2014, the Company had commodity derivative contracts for approximately 98% of its natural gas production and 92% of its oil production. The Company does not hedge the portion of natural gas production used to economically offset natural gas consumption related to its heavy oil development operations in California.
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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing and other revenues decreased by approximately $21 million or 56% to approximately $17 million for the three months ended June 30, 2015, from approximately $38 million for the three months ended June 30, 2014. The decrease was primarily due to lower revenues generated by the Jayhawk natural gas processing plant in Kansas, lower electricity sales revenues generated by the Company’s California cogeneration facilities and the impact of properties sold during the fourth quarter of 2014, partially offset by higher helium sales revenues in the Hugoton Basin.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $44 million or 24% to approximately $141 million for the three months ended June 30, 2015, from approximately $185 million for the three months ended June 30, 2014. The decrease was primarily due to lower costs as a result of the properties sold during the fourth quarter of 2014, a decrease in steam costs caused by a lower price of natural gas used in steam generation and cost savings initiatives, partially offset by costs associated with properties acquired during the third quarter of 2014. Lease operating expenses per Mcfe also decreased to $1.27 per Mcfe for the three months ended June 30, 2015, from $1.80 per Mcfe for the three months ended June 30, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Transportation Expenses
Transportation expenses increased by approximately $11 million or 24% to approximately $56 million for the three months ended June 30, 2015, from approximately $45 million for the three months ended June 30, 2014. The increase was primarily due to costs associated with properties acquired during the third quarter of 2014 partially offset by lower costs as a result of the properties sold during the fourth quarter of 2014. Transportation expenses per Mcfe also increased to $0.50 per Mcfe for the three months ended June 30, 2015, from $0.44 per Mcfe for the three months ended June 30, 2014.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses decreased by approximately $14 million or 61% to approximately $9 million for the three months ended June 30, 2015, from approximately $23 million for the three months ended June 30, 2014. The decrease was primarily due to lower expenses associated with the Jayhawk natural gas processing plant in Kansas and lower electricity generation expenses incurred by the Company’s California cogeneration facilities.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses increased by approximately $32 million or 47% to approximately $99 million for the three months ended June 30, 2015, from approximately $67 million for the three months ended June 30, 2014. The increase was primarily due to higher advisory fees related to the alliance agreements and higher salaries and benefits related expenses, principally driven by severance costs. General and administrative expenses per Mcfe also increased to $0.89 per Mcfe for the three months ended June 30, 2015, from $0.65 per Mcfe for the three months ended June 30, 2014.
Exploration Costs
Exploration costs decreased by approximately $1 million or 64% to approximately $564,000 for the three months ended June 30, 2015, from approximately $2 million for the three months ended June 30, 2014. The decrease was primarily due to lower leasehold impairment expenses on unproved properties.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $58 million or 21% to approximately $216 million for the three months ended June 30, 2015, from approximately $274 million for the three months ended June 30, 2014. The decrease was primarily due to the 2014 divestitures of properties with higher rates compared to the rates of properties acquired in 2014, as well as lower rates as a result of the impairments recorded in the prior year and the first quarter of 2015, partially offset by higher total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $1.94 per Mcfe for the three months ended June 30, 2015, from $2.67 per Mcfe for the three months ended June 30, 2014.
Taxes, Other Than Income Taxes

	Three Months Ended June 30,
	2015	2014	Variance
	(in thousands)

Severance taxes	$20,676	$35,765	$(15,089)
Ad valorem taxes	31,780	28,046	3,734
California carbon allowances	5,548	4,607	941
Other	30	113	(83)
	$58,034	$68,531	$(10,497)
Taxes, other than income taxes decreased by approximately $10 million or 15% for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas and NGL prices partially offset by higher production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased primarily due to acquisitions completed during the third quarter of 2014. California carbon allowances increased primarily due to an

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

increase in estimated emissions for which credits are needed, caused by production increases and higher costs for acquired allowances.
Other Income and (Expenses)

	Three Months Ended June 30,
	2015	2014	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(146,100)	$(134,300)	$(11,800)
Gain on extinguishment of debt	9,151	—	9,151
Other, net	(6,146)	(2,549)	(3,597)
	$(143,095)	$(136,849)	$(6,246)
Other income and (expenses) increased by approximately $6 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Interest expense increased primarily due to higher outstanding debt during the period and higher amortization of financing fees and expenses associated with the senior notes issued in September 2014 and amendments made to the Company’s Credit Facilities during 2014. For the three months ended June 30, 2015, the Company recorded a gain on extinguishment of debt of approximately $9 million as a result of the repurchases of a portion of its senior notes. See “Debt” under “Liquidity and Capital Resources” below for additional details. Other expenses increased primarily due to write-offs of deferred financing fees related to the Credit Facilities during 2015.
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized an income tax benefit of approximately $3 million and $2 million for the three months ended June 30, 2015, and June 30, 2014, respectively. The income tax benefit increased primarily due to lower income from the Company’s taxable subsidiaries during the three months ended June 30, 2015, compared to the same period in 2014.
Net Income (Loss)
Net loss increased by approximately $171 million or 82% to approximately $379 million for the three months ended June 30, 2015, from approximately $208 million for the three months ended June 30, 2014. The increase was primarily due to lower production revenues, partially offset by decreased losses on oil and natural gas derivatives and lower expenses. See discussions above for explanations of variances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2015	2014	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$322,004	$431,739	$(109,735)
Oil sales	545,691	1,247,154	(701,463)
NGL sales	79,293	227,834	(148,541)
Total oil, natural gas and NGL sales	946,988	1,906,727	(959,739)
Gains (losses) on oil and natural gas derivatives	233,593	(650,281)	883,874
Marketing and other revenues	57,794	74,092	(16,298)
	1,238,375	1,330,538	(92,163)
Expenses:
Lease operating expenses	313,673	378,934	(65,261)
Transportation expenses	109,335	90,484	18,851
Marketing expenses	38,000	44,346	(6,346)
General and administrative expenses (1)	177,618	146,134	31,484
Exploration costs	960	2,642	(1,682)
Depreciation, depletion and amortization	430,746	542,236	(111,490)
Impairment of long-lived assets	532,617	—	532,617
Taxes, other than income taxes	112,079	134,244	(22,165)
(Gains) losses on sale of assets and other, net	(30,283)	8,053	(38,336)
	1,684,745	1,347,073	337,672
Other income and (expenses)	(281,774)	(272,965)	(8,809)
Loss before income taxes	(728,144)	(289,500)	(438,644)
Income tax expense (benefit)	(9,857)	3,707	(13,564)
Net loss	$(718,287)	$(293,207)	$(425,080)

(1)	General and administrative expenses for both the six months ended June 30, 2015, and June 30, 2014, include approximately $28 million of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Six Months Ended June 30,
	2015	2014	Variance
Average daily production:
Natural gas (MMcf/d)	659	487	35%
Oil (MBbls/d)	63.8	72.9	(12)%
NGL (MBbls/d)	28.1	32.2	(13)%
Total (MMcfe/d)	1,210	1,117	8%

Weighted average prices: (1)
Natural gas (Mcf)	$2.70	$4.90	(45)%
Oil (Bbl)	$47.27	$94.55	(50)%
NGL (Bbl)	$15.58	$39.14	(60)%

Average NYMEX prices:
Natural gas (MMBtu)	$2.81	$4.80	(41)%
Oil (Bbl)	$53.29	$100.84	(47)%

Costs per Mcfe of production:
Lease operating expenses	$1.43	$1.87	(24)%
Transportation expenses	$0.50	$0.45	11%
General and administrative expenses (2)	$0.81	$0.72	13%
Depreciation, depletion and amortization	$1.97	$2.68	(26)%
Taxes, other than income taxes	$0.51	$0.66	(23)%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)	General and administrative expenses for both the six months ended June 30, 2015, and June 30, 2014, include approximately $28 million of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $960 million or 50% to approximately $947 million for the six months ended June 30, 2015, from approximately $1.9 billion for the six months ended June 30, 2014, due to lower oil, natural gas and NGL prices partially offset by higher production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $545 million, $262 million and $120 million, respectively.
Average daily production volumes increased to approximately 1,210 MMcfe/d for the six months ended June 30, 2015, from 1,117 MMcfe/d for the six months ended June 30, 2014. Higher natural gas production volumes resulted in an increase in revenues of approximately $152 million. Lower oil and NGL production volumes resulted in a decrease in revenues of approximately $156 million and $29 million, respectively.
The following table sets forth average daily production by region:

	Six Months Ended June 30,
	2015	2014	Variance
Average daily production (MMcfe/d):
Rockies	434	275	159	58%
Hugoton Basin	251	147	104	70%
California	189	164	25	15%
Mid-Continent	101	300	(199)	(66)%
Permian Basin	90	167	(77)	(46)%
TexLa	79	31	48	152%
South Texas	35	—	35	—
Michigan/Illinois	31	33	(2)	(6)%
	1,210	1,117	93	8%
The increase in average daily production volumes in the Rockies region primarily reflects the impact of the Devon Assets Acquisition on August 29, 2014, and development capital spending. The increase in average daily production volumes in the Hugoton Basin region primarily reflects the impact of the properties received in the exchange with Exxon XTO on August 15, 2014, and the Pioneer Assets Acquisition on September 11, 2014. The increase in average daily production volumes in the California region primarily reflects the impact of the properties received in the exchange with ExxonMobil on November 21, 2014, and development capital spending. The decrease in average daily production volumes in the Mid-Continent region primarily reflects lower production volumes as a result of the Granite Wash Assets Sale on December 15, 2014, partially offset by the impact of the Devon Assets Acquisition.  The decrease in average daily production volumes in the Permian Basin region primarily reflects lower production volumes as a result of the properties relinquished in the two exchanges with Exxon XTO and ExxonMobil and the properties sold in the Permian Basin Assets Sale on November 14, 2014. The increase in average daily production volumes in the TexLa region primarily reflects the impact of the Devon Assets Acquisition. Average daily production volumes in the South Texas region reflect the impact of the Devon Assets Acquisition. The decrease in average daily production volumes in the Michigan/Illinois region primarily reflects a low-decline asset base and minimal development capital spending.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

See below for details regarding capital expenditures for the periods presented:

	Six Months Ended June 30,
	2015	2014
	(in thousands)

Oil and natural gas	$282,403	$786,513
Plant and pipeline	5,002	11,663
Other	24,175	17,777
Capital expenditures, excluding acquisitions	$311,580	$815,953
Gains (Losses) on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $234 million for the six months ended June 30, 2015, compared to losses of approximately $650 million for the six months ended June 30, 2014, representing a variance of approximately $884 million. Gains on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
During the six months ended June 30, 2015, the Company had commodity derivative contracts for approximately 79% of its natural gas production and 76% of its oil production. During the six months ended June 30, 2014, the Company had commodity derivative contracts for approximately 100% of its natural gas production and 94% of its oil production. The Company does not hedge the portion of natural gas production used to economically offset natural gas consumption related to its heavy oil development operations in California.
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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing and other revenues decreased by approximately $16 million or 22% to approximately $58 million for the six months ended June 30, 2015, from approximately $74 million for the six months ended June 30, 2014. The decrease was primarily due to lower electricity sales revenues generated by the Company’s California cogeneration facilities, lower revenues generated by the Jayhawk natural gas processing plant in Kansas and the impact of properties sold during the fourth quarter of 2014, partially offset by higher helium sales in the Hugoton Basin.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $65 million or 17% to approximately $314 million for the six months ended June 30, 2015, from approximately $379 million for the six months ended June 30, 2014. The decrease was primarily due to lower costs as a result of the properties sold during the fourth quarter of 2014, a decrease in steam costs caused by a lower price of natural gas used in steam generation and cost savings initiatives, partially offset by costs associated with properties acquired during the third quarter of 2014. Lease operating expenses per Mcfe also decreased to $1.43 per Mcfe for the six months ended June 30, 2015, from $1.87 per Mcfe for the six months ended June 30, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Transportation Expenses
Transportation expenses increased by approximately $19 million or 21% to approximately $109 million for the six months ended June 30, 2015, from approximately $90 million for the six months ended June 30, 2014. The increase was primarily due to costs associated with properties acquired during the third quarter of 2014 partially offset by lower costs as a result of the properties sold during the fourth quarter of 2014. Transportation expenses per Mcfe also increased to $0.50 per Mcfe for the six months ended June 30, 2015, from $0.45 per Mcfe for the six months ended June 30, 2014.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses decreased by approximately $6 million or 14% to approximately $38 million for the six months ended June 30, 2015, from approximately $44 million for the six months ended June 30, 2014. The decrease was primarily due to lower electricity generation expenses incurred by the Company’s California cogeneration facilities and lower expenses associated with the Jayhawk natural gas processing plant in Kansas.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses increased by approximately $32 million or 22% to approximately $178 million for the six months ended June 30, 2015, from approximately $146 million for the six months ended June 30, 2014. The increase was primarily due to higher advisory fees related to the alliance agreements and higher salaries and benefits related expenses, principally driven by severance costs. General and administrative expenses per Mcfe also increased to $0.81 per Mcfe for the six months ended June 30, 2015, from $0.72 per Mcfe for the six months ended June 30, 2014.
Exploration Costs
Exploration costs decreased by approximately $2 million or 64% to approximately $1 million for the six months ended June 30, 2015, from approximately $3 million for the six months ended June 30, 2014. The decrease was primarily due to lower leasehold impairment expenses on unproved properties.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $111 million or 21% to approximately $431 million for the six months ended June 30, 2015, from approximately $542 million for the six months ended June 30, 2014. The decrease was primarily due to the 2014 divestitures of properties with higher rates compared to the rates of properties acquired in 2014, as well as lower rates as a result of the impairments recorded in the prior year and the first quarter of 2015, partially offset by higher total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $1.97 per Mcfe for the six months ended June 30, 2015, from $2.68 per Mcfe for the six months ended June 30, 2014.
Impairment of Long-Lived Assets
The Company recorded no impairment charges for the three months ended June 30, 2015, or the six months ended June 30, 2014. During the first quarter of 2015, the Company recorded noncash impairment charges, before and after tax, of approximately $533 million associated with proved oil and natural gas properties. The impairment was due to a decline in commodity prices. Following are the impairment charges recorded:

•	Shallow Texas Panhandle Brown Dolomite formation – $278 million;

•	California region – $207 million;

•	TexLa region – $33 million;

•	South Texas region – $9 million; and

•	Mid-Continent region – $6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Taxes, Other Than Income Taxes

	Six Months Ended June 30,
	2015	2014	Variance
	(in thousands)

Severance taxes	$34,566	$67,881	$(33,315)
Ad valorem taxes	65,896	57,122	8,774
California carbon allowances	11,699	9,126	2,573
Other	(82)	115	(197)
	$112,079	$134,244	$(22,165)
Taxes, other than income taxes decreased by approximately $22 million or 17% for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas and NGL prices partially offset by higher production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased primarily due to acquisitions completed during the third quarter of 2014. California carbon allowances increased primarily due to an increase in estimated emissions for which credits are needed, caused by production increases and higher costs for acquired allowances.
Other Income and (Expenses)

	Six Months Ended June 30,
	2015	2014	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(289,201)	$(268,113)	$(21,088)
Gain on extinguishment of debt	15,786	—	15,786
Other, net	(8,359)	(4,852)	(3,507)
	$(281,774)	$(272,965)	$(8,809)
Other income and (expenses) increased by approximately $9 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Interest expense increased primarily due to higher outstanding debt during the period and higher amortization of financing fees and expenses associated with the senior notes issued in September 2014 and amendments made to the Company’s Credit Facilities during 2014. For the six months ended June 30, 2015, the Company recorded a gain on extinguishment of debt of approximately $16 million as a result of the repurchases of a portion of its senior notes. See “Debt” under “Liquidity and Capital Resources” below for additional details. Other expenses increased primarily due to write-offs of deferred financing fees related to the Credit Facilities during 2015.
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized an income tax benefit of approximately $10 million for the six months ended June 30, 2015, compared to income tax expense of approximately $4 million for the six months ended June 30, 2014. The income tax benefit was primarily due to lower income from the Company’s taxable subsidiaries during the six months ended June 30, 2015, compared to the same period in 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Net Income (Loss)
Net loss increased by approximately $425 million or 145% to approximately $718 million for the six months ended June 30, 2015, from approximately $293 million for the six months ended June 30, 2014. The increase was primarily due to lower production revenues and higher impairment charges, partially offset by higher gains on oil and natural gas derivatives and lower expenses. See discussions above for explanations of variances.
Liquidity and Capital Resources
The Company utilizes funds from debt and equity offerings, borrowings under its Credit Facilities and net cash provided by operating activities for capital resources and liquidity. To date, the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the six months ended June 30, 2015, the Company’s total capital expenditures, excluding acquisitions, were approximately $312 million. For 2015, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $610 million, including approximately $530 million related to its oil and natural gas capital program and approximately $40 million related to its plant and pipeline capital. This estimate reflects amounts for the development of properties associated with acquisitions (see Note 2), is under continuous review and subject to ongoing adjustments. The Company expects to fund the capital expenditures primarily with net cash provided by operating activities. At June 30, 2015, there was approximately $1.5 billion of available borrowing capacity under the LINN Credit Facility but less than $1 million available under the Berry Credit Facility, each as defined in Note 6.
The spring 2015 semi-annual borrowing base redetermination of the Company’s Credit Facilities was completed in May 2015, and the borrowing base under the LINN Credit Facility decreased from $4.5 billion to $4.05 billion and the borrowing base under the Berry Credit Facility decreased from $1.4 billion to $1.2 billion as a result of lower commodity prices. In connection with the reduction in Berry’s borrowing base, LINN Energy borrowed $250 million under the LINN Credit Facility, which it contributed to Berry to post as restricted cash with Berry’s lenders. As directed by LINN Energy, the $250 million was deposited on Berry’s behalf in a security account with the administrative agent subject to a security control agreement. Berry’s ability to withdraw funds from this account is subject to a concurrent reduction of the borrowing base under the Berry Credit Facility or lender consent in connection with a redetermination of such borrowing base. The $250 million may be used to satisfy obligations under the Berry Credit Facility or, subject to restrictions in the indentures governing Berry’s senior notes, may be returned to LINN Energy in the future.
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
Statements of Cash Flows
The following is a comparative cash flow summary:

	Six Months Ended June 30,
	2015	2014	Variance
	(in thousands)
Net cash:
Provided by operating activities	$673,482	$915,635	$(242,153)
Used in investing activities	(386,920)	(874,649)	487,729
Used in financing activities	(284,428)	(54,818)	(229,610)
Net increase (decrease) in cash and cash equivalents	$2,134	$(13,832)	$15,966

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating Activities
Cash provided by operating activities for the six months ended June 30, 2015, was approximately $673 million, compared to approximately $916 million for the six months ended June 30, 2014. The decrease was primarily due to lower production related revenues principally due to lower commodity prices partially offset by higher cash settlements on derivatives.
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	$—	$(25,891)
Capital expenditures	(445,634)	(837,028)
Proceeds from sale of properties and equipment and other	58,714	(11,730)
	$(386,920)	$(874,649)
The primary use of cash in investing activities is for capital spending, including acquisitions and the development of the Company’s oil and natural gas properties. Capital expenditures decreased primarily due to lower spending on development activities throughout the Company’s various operating regions as a result of the Company’s reduced 2015 capital budget.
Financing Activities
Cash used in financing activities for the six months ended June 30, 2015, was approximately $284 million, compared to approximately $55 million for the six months ended June 30, 2014. The decrease in financing cash flow needs was primarily attributable to decreased capital expenditures during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Proceeds from borrowings:
LINN Credit Facility	$645,000	$1,095,000
Repayments of debt:
LINN Credit Facility	$(685,000)	$(410,000)
Senior notes	(165,051)	(206,124)
	$(850,051)	$(616,124)
In addition, in May 2015, LINN Energy borrowed $250 million under the LINN Credit Facility, which it contributed to Berry to post as restricted cash with Berry’s lenders (see Note 6).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Debt
The following summarizes the Company’s outstanding debt:

	June 30, 2015	December 31, 2014
	(in thousands, except percentages)

LINN credit facility	$2,005,000	$1,795,000
Berry credit facility	1,173,175	1,173,175
Term loan	500,000	500,000
6.50% senior notes due May 2019	1,200,000	1,200,000
6.25% senior notes due November 2019	1,800,000	1,800,000
8.625% senior notes due April 2020	1,173,619	1,300,000
6.75% Berry senior notes due November 2020	275,177	299,970
7.75% senior notes due February 2021	994,000	1,000,000
6.50% senior notes due September 2021	650,000	650,000
6.375% Berry senior notes due September 2022	572,700	599,163
Net unamortized discounts and premiums	(19,124)	(21,499)
Total debt, net	$10,324,547	$10,295,809
During the six months ended June 30, 2015, the Company repurchased on the open market approximately $184 million of its outstanding senior notes as follows:

•	8.625% senior notes due April 2020 – $127 million;

•	6.75% Berry senior notes due November 2020 – $25 million;

•	7.75% senior notes due February 2021 – $6 million; and

•	6.375% Berry senior notes due September 2022 – $26 million.
At June 30, 2015, there was approximately $1.5 billion of available borrowing capacity under the LINN Credit Facility but less than $1 million available under the Berry Credit Facility. For additional information related to the Company’s outstanding debt, see Note 6. The Company plans to file Berry’s stand-alone financial statements with the Securities and Exchange Commission at a later date.

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

	At or for the Quarter Ended
	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	Twelve Months Ended June 30, 2015
LINN Credit Facility:
Interest Coverage Ratio	3.4	2.7	2.9	3.0	3.0
Current Ratio	3.7	2.6	3.0	2.9	2.9
Berry Credit Facility:
Interest Coverage Ratio	9.4	6.7	1.9	2.7	5.2
Current Ratio (1)	2.0	0.6	0.6	0.5	0.5
Current Ratio (consolidated) (1)	3.3	2.9	3.2	2.9	2.9

(1)	The Berry Credit Facility allows Berry to demonstrate its compliance with the Current Ratio financial covenant on a consolidated basis with LINN Energy for up to three quarters of each calendar year.
The Company has included disclosure of the Interest Coverage Ratio for the twelve months ended June 30, 2015, and the Current Ratio as of June 30, 2015, to demonstrate its compliance for the three months ended June 30, 2015, as well as the Interest Coverage Ratio for each of the preceding four quarters on an individual basis (rather than on a last twelve months basis) and the Current Ratio as of the end of each of the preceding four quarters to provide investors with trend information about the Company’s ongoing compliance with these financial covenants. If the Company fails to demonstrate compliance with either or both of the Interest Coverage Ratio or the Current Ratio as of the end of the quarter and such failure continues beyond applicable cure periods, an event of default would occur and the Company would be unable to make additional borrowings and outstanding indebtedness may be accelerated. The Company depends, in part, on its Credit Facilities for future capital needs. In addition, the Company has drawn on the LINN Credit Facility to fund or partially fund cash distribution payments. Absent such borrowings, the Company would have at times experienced a shortfall in cash available to pay the declared cash distribution amount. For additional information, see “Distribution Practices” below.
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

At-the-Market Offering Program
The Company’s Board of Directors has authorized the sale of up to $500 million of units under an at-the-market offering program. Sales of units, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Select Market, any other national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of the units for general corporate purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt.
During the six months ended June 30, 2015, the Company, under its equity distribution agreement, sold 3,621,983 units representing limited liability company interests at an average unit price of $12.37 for net proceeds of approximately $44 million (net of approximately $448,000 in commissions). In connection with the issuance and sale of these units, the Company also incurred professional services expenses of approximately $459,000. The Company used the net proceeds for general corporate purposes including the open market repurchases of a portion of its senior notes (see Note 6). At June 30, 2015, units totaling approximately $455 million in aggregate offering price remained available to be sold under the agreement.
Public Offering of Units
In May 2015, the Company sold 16,000,000 units representing limited liability company interests in an underwritten public offering at $11.79 per unit ($11.32 per unit, net of underwriting discount) for net proceeds of approximately $181 million (after underwriting discount and offering costs of approximately $8 million). The Company used the net proceeds from the sale of these units to repay a portion of the outstanding indebtedness under the LINN Credit Facility, which included debt initially incurred to fund the open market repurchases of a portion of its senior notes during 2015 (see Note 6).
Distributions
Under the Company’s limited liability company agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions over the next four quarters. The following provides a summary of distributions paid by the Company during the six months ended June 30, 2015:

Date Paid	Distributions Per Unit	Total Distributions
		(in millions)

June 2015	$0.1042	$37
May 2015	$0.1042	$35
April 2015	$0.1042	$35
March 2015	$0.1042	$35
February 2015	$0.1042	$35
January 2015	$0.1042	$35
On July 1, 2015, the Company’s Board of Directors declared a cash distribution of $0.3125 per unit with respect to the second quarter of 2015, to be paid in three equal monthly installments of $0.1042 per unit. The first monthly distribution with respect to the second quarter of 2015, totaling approximately $37 million, was paid on July 16, 2015, to unitholders of record as of the close of business on July 13, 2015.
In July 2015, the Company announced that management intends to recommend to the Board of Directors that it suspend payment of the Company’s distribution at the end of the third quarter of 2015.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Contingencies
See Part II. Item 1. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.
Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2014 Annual Report on Form 10-K. With the exception of the open market repurchases of approximately $184 million of its outstanding senior notes, there have been no significant changes to the Company’s contractual obligations since December 31, 2014. See Note 6 for additional information about the Company’s debt instruments.
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
In July 2015, the Company announced that management intends to recommend to the Board of Directors that it suspend payment of the Company’s distribution at the end of the third quarter of 2015 and reserve the approximately $450 million in cash from annualized distributions. Subject to declaration by the Board of Directors of the record and payment dates, the Company expects to pay the monthly distributions for August 2015 and September 2015. Management and the Board of Directors will continue to evaluate, on a quarterly basis, the appropriate level of cash reserves in determining a future distribution.
For 2015, the Company’s Board of Directors approved an oil and natural gas capital budget of approximately $530 million. At this level of capital investment, the Company forecasts a modest decline in production during 2015 while it focuses only on projects that generate an acceptable rate of return in the current low commodity price environment, and plans to balance cash flow and spending. As a result, for 2015, the Company intends to fund interest expense, its total oil and natural gas development costs and distributions to unitholders paid through September 2015 from net cash provided by operating activities, and will present “excess (shortfall) of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors” after deducting total oil and natural gas development costs. Previously, the Company intended to fund interest expense, a portion of its oil and natural gas development costs and distributions to unitholders from net cash provided by operating activities and presented “excess (shortfall) of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors” after deducting only a portion of oil and natural gas development costs.
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
See below for details regarding the discretionary adjustments considered by the Company’s Board of Directors in assessing the appropriate distribution amount for each period, as well as the extent to which sources of funding have been sufficient for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Net cash provided by operating activities	$298,779	$481,153	$673,482	$915,635
Distributions to unitholders	(107,816)	(240,510)	(212,631)	(480,583)
Excess of net cash provided by operating activities after distributions to unitholders	190,963	240,643	460,851	435,052
Discretionary adjustments considered by the Board of Directors:
Discretionary reductions for a portion of oil and natural gas development costs (1)	NM*	(199,448)	NM*	(392,868)
Development of oil and natural gas properties (2)	(99,430)	NM*	(282,403)	NM*
Cash recoveries of bankruptcy claim (3)	(2,877)	(2,913)	(2,877)	(2,913)
Cash received (paid) for acquisitions or divestitures – revenues less operating expenses (4)	—	—	(2,712)	—
Provision for legal matters (5)	—	2,400	(1,000)	1,598
Changes in operating assets and liabilities and other, net (6)	(17,335)	(8,626)	(137,672)	(11,806)
Excess of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors, including a portion of oil and natural gas development costs (7)	NM*	$32,056	NM*	$29,063
Excess of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors, including total development of oil and natural gas properties (7)	$71,321	NM*	$34,187	NM*

*	Not meaningful due to the 2015 change in presentation.

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

(4)
Represents adjustments to the purchase price of acquisitions and divestitures, based on the Company’s contractual right to revenues less operating expenses for periods from the effective date of a transaction to the closing date of a transaction. When the Company is the buyer, it is legally entitled to revenues less operating expenses generated during this period, and the Company’s Board of Directors has historically made a discretionary adjustment to include this cash in the amount available for distribution. Conversely, when the Company is the seller, the Company’s Board of Directors has historically made a discretionary adjustment to reduce this cash from the amount available for distribution during the period. Beginning with the three months ended June 30, 2015, the Board decided to no longer make this discretionary adjustment.

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

Any cash generated by Berry is currently being used by Berry to fund its activities. To the extent that Berry generates cash in excess of its needs, the indentures governing Berry’s senior notes limit the amount it may distribute to LINN Energy to the amount available under a “restricted payments basket,” and Berry may not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Berry indentures. Berry’s restricted payments basket was approximately $431 million at June 30, 2015, and may be increased in accordance with the terms of the Berry indentures by, among other things, 50% of Berry’s future net income, reductions in its indebtedness and restricted investments, and future capital contributions.
A summary of the significant sources and uses of funding for the respective periods is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)

Net cash provided by operating activities	$298,779	$481,153	$673,482	$915,635
Distributions to unitholders	(107,816)	(240,510)	(212,631)	(480,583)
Excess of net cash provided by operating activities after distributions to unitholders	190,963	240,643	460,851	435,052
Plus (less):
Net cash provided by (used in) financing activities (excluding distributions to unitholders)	(98,131)	163,006	(71,797)	425,765
Acquisition of oil and natural gas properties and joint-venture funding	—	(546)	—	(25,891)
Development of oil and natural gas properties	(151,529)	(410,774)	(416,347)	(805,617)
Purchases of other property and equipment	(16,886)	(21,260)	(29,287)	(31,411)
Proceeds from sale of properties and equipment and other	31,214	(1,044)	58,714	(11,730)
Net increase (decrease) in cash and cash equivalents	$(44,369)	$(29,975)	$2,134	$(13,832)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

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

•
integration of acquired businesses and operations and commencement of activities in the Company’s strategic alliances with GSO and Quantum, which may take longer than anticipated, may be more costly than anticipated as a result of unexpected factors or events and may have an unanticipated adverse effect on the Company’s business.

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
Commodity Price Risk
As an important part of its business strategy, the Company seeks to hedge a significant portion of its forecasted production to reduce exposure to fluctuations in the prices of oil and natural gas and provide long-term cash flow predictability to manage its business, service debt and pay distributions. Successful execution of that strategy depends on a number of factors including current and future expected commodity market prices, a liquid and actively traded market for hedging and availability and capacity of counterparties to enter into hedges. The current direct NGL hedging market is constrained in terms of price, volume, duration and number of counterparties, which limits the Company’s ability to effectively hedge its NGL production. As a result, currently, the Company directly hedges only its oil and natural gas production. The Company also hedges its exposure to natural gas differentials in certain operating areas but does not currently hedge exposure to oil differentials. By removing a portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in net cash provided by operating activities due to fluctuations in commodity prices.
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
The Company maintains a substantial portion of its hedges in the form of swap contracts. From time to time, the Company has chosen to purchase put option contracts primarily in connection with acquisition activity to hedge volumes in excess of those already hedged with swap contracts. The appropriate level of production to be hedged is an ongoing consideration and is based on a variety of factors, including current and future expected commodity market prices, cost and availability of put option contracts, the level of acquisition activity and the Company’s overall risk profile, including leverage and size and scale considerations. As a result, the appropriate percentage of production volumes to be hedged may change over time. There have

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

been no significant changes to the Company’s objectives, general strategies or instruments used to manage the Company’s commodity price risk exposures from the year ended December 31, 2014.
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
At June 30, 2015, the fair value of fixed price swaps, put option contracts and three-way collars was a net asset of approximately $1.5 billion. A 10% increase in the index oil and natural gas prices above the June 30, 2015, prices would result in a net asset of approximately $1.2 billion, which represents a decrease in the fair value of approximately $340 million; conversely, a 10% decrease in the index oil and natural gas prices below the June 30, 2015, prices would result in a net asset of approximately $1.8 billion, which represents an increase in the fair value of approximately $338 million.
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
The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts will likely differ from those estimated at June 30, 2015, and December 31, 2014, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.
The Company cannot be assured that its counterparties will be able to perform under its derivative contracts. If a counterparty fails to perform and the derivative arrangement is terminated, the Company’s cash flows and ability to pay distributions could be impacted.
Interest Rate Risk
At June 30, 2015, the Company had long-term debt outstanding under its credit facilities and term loan of approximately $3.7 billion which incurred interest at floating rates (see Note 6). A 1% increase in the LIBOR would result in an estimated $37 million increase in annual interest expense.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

At June 30, 2015, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 1.78%. A 1% increase in the average public bond yield spread would result in an estimated $40,000 increase in net income for the six months ended June 30, 2015. At June 30, 2015, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 2.35%. A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $16 million decrease in net income for the six months ended June 30, 2015.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
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
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2015 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
The Company has been named as a defendant in a number of lawsuits, including claims from royalty owners related to disputed royalty payments and royalty valuations. With respect to a certain statewide class action case, the parties have agreed on a scheduling order, which provides for briefing on the class certification issues in late 2015 and the first part of 2016. The Company has denied that it has liability on the claims asserted in the case and has denied that class certification is proper. If the Court accepts the Company’s arguments, there will be no liability to the Company in the case. For another statewide class action royalty payment dispute, briefing on class certification issues is expected to be completed during the fall of 2015. The Company has denied that it has any liability on the claims and has denied that class certification is proper. If the Court accepts the Company’s arguments, there will be no liability to the Company in the case. The Company is unable to estimate a possible loss, or range of possible loss, if any, in these cases. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

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
Our Board of Directors has the ability to reserve any or all of our cash on hand at the end of a quarter for purposes other than distribution to unitholders, including reduction of indebtedness.
Although we may have generated sufficient net cash provided by operating activities during any particular quarter, our Board of Directors has the ability under our limited liability company agreement to establish a cash reserve, which could encompass all of the cash otherwise available for distribution, to provide for the proper conduct of our business in both the short and long term. To provide for the proper conduct of our business, the Board of Directors can determine to reserve cash to reduce indebtedness, among other things.
Any decision to reserve some or all of our cash on hand for such purposes and not distribute it may significantly impact our unitholders, as well as our business and operations. The market value of our units may decrease in response to or in anticipation of a decrease or suspension of a distribution. Suspension of the distribution may have a tax impact on our unitholders. Please see the risk factor in our 2014 Annual Report on Form 10-K entitled “Unitholders are required to pay taxes on their share of our taxable income, including their share of ordinary income and capital gain upon dispositions of properties by us, even if they do not receive any cash distributions from us” for more information. External perceptions of the health of our business and our liquidity may also be impacted, which could further limit our ability to access capital markets, cause our vendors to tighten our credit terms and cause a strain in our relationship with landowners and other business partners. Further, our employees may become distracted from our day to day operations due to concern about our business and unit price.
We are currently dependent on our Credit Facilities, as defined in Note 6, for liquidity. Any further reduction of the borrowing bases under our Credit Facilities could reduce or eliminate our ability to borrow under the Credit Facilities and may require us to repay indebtedness under our Credit Facilities earlier than anticipated, which would adversely impact our liquidity.
Subject to amounts reserved in the discretion of our Board of Directors to provide for the proper conduct of our business, our limited liability company agreement provides that we make distributions to our unitholders of available cash. Therefore, we have not historically accumulated cash to preserve liquidity and have been dependent on the capital markets and our Credit Facilities for liquidity. Due to low commodity prices and other factors, the capital markets have been constrained. If these constraints continue, we will be primarily reliant on our Credit Facilities for liquidity.
At June 30, 2015, there was approximately $1.5 billion of available borrowing capacity under the LINN Credit Facility but less than $1 million available under the Berry Credit Facility, each as defined in Note 6. Each of our Credit Facilities is subject to

Item 1A.    Risk Factors - Continued

scheduled redeterminations, semi-annually in April and October, of its borrowing base, based primarily on reserve reports using lender commodity price expectations at such time. As a result of lower commodity prices, in May 2015 the borrowing base under the LINN Credit Facility decreased from $4.5 billion to $4.05 billion and the borrowing base under the Berry Credit Facility decreased from $1.4 billion to $1.2 billion. Continued low or further declining commodity prices, reductions in our capital budget and the resulting reserve write-downs, along with the maturity schedule of our hedges, are expected to result in further decreases in both borrowing bases at the October 2015 redetermination and may also impact future redeterminations.
To the extent our borrowing bases are reduced to or below the amount of borrowings outstanding, we would be unable to continue to borrow and any excess borrowings may become due within a short time span. We may not have the financial resources to make mandatory prepayments and our liquidity would be significantly impacted.
We may experience difficulties in fully utilizing our alliances with GSO and Quantum, which could cause us to fail to realize many of the anticipated potential benefits of those alliances.
As part of our plan to i) create new sources of capital to allow us to acquire and develop assets without increasing capital intensity, ii) enhance our long-term ability to live within cash flow and iii) provide opportunities for dropdowns of stable production over time, we entered into strategic alliances with GSO Capital Partners LP (“GSO”), the credit platform of The Blackstone Group L.P., to fund oil and natural gas development (“DrillCo”) and Quantum Energy Partners (“Quantum”) to fund selected future oil and natural gas acquisitions and the development of those acquired assets through a new entity (“AcqCo”).
Achieving the anticipated benefits of DrillCo will depend in part on whether we and GSO are able to agree on a drilling plan during any of the five years of the term of DrillCo, as well as our ability to execute on that drilling plan. Achieving the anticipated benefits of the alliance with Quantum will depend in part on whether we are able to come to an agreement with Quantum and AcqCo regarding identification and acquisition of suitable assets for AcqCo, whether we are able to fund the acquisition of our required minimum working interest in such assets and ultimately whether we are able to purchase back assets from AcqCo after they have matured into conventional MLP assets. An inability to realize the full extent of the anticipated benefits of these alliances may affect our ability to accomplish the objectives identified above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors has authorized the repurchase of up to $250 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases. The timing and amounts of any such repurchases are at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements. The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time. The Company did not repurchase any units during the six months ended June 30, 2015, and as of June 30, 2015, the entire amount remained available for unit repurchase under the program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number		Description

2.1*	—	Purchase and Sale Agreement by and between Linn Energy Holdings, LLC and Linn Operating, Inc., as seller, and Rock Oil Holdings LLC, as buyer, executed on July 2, 2015
3.1	—
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

10.1	—	Limited Liability Company Agreement of QL Energy I, LLC, dated as of June 30, 2015 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 7, 2015)
10.2	—
Development Agreement, by and between Linn Energy, LLC and QL Energy I, LLC, dated as of June 30, 2015 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on July 7, 2015)

10.3	—
Sixth Amendment to Sixth Amended and Restated Credit Agreement, dated as of May 12, 2015, among Linn Energy, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 15, 2015)

10.4	—
Tenth Amendment and Borrowing Base Agreement to Second Amended and Restated Credit Agreement of Berry Petroleum Company, LLC, dated as of May 12, 2015, among Berry Petroleum Company, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 15, 2015)

10.5*	—	Form of Executive Phantom Performance Unit Grant Agreement (2015-2017 Performance Period)
31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
31.2*	—	Section 302 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
32.2*	—	Section 906 Certification of Kolja Rockov, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINN ENERGY, LLC
(Registrant)

Date: July 30, 2015	/s/ David B. Rottino
David B. Rottino
Executive Vice President, Business Development and Chief Accounting Officer
(As Duly Authorized Officer and Chief Accounting Officer)