Form 10-Q
period 2015-09-30
LINN ENERGY, LLC
filed 2015-11-05
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2015, there were 355,039,816 units outstanding.

i

GLOSSARY OF TERMS
As commonly used in the oil and natural gas industry and as used in this Quarterly Report on Form 10-Q, the following terms have the following meanings:
Bbl. One stock tank barrel or 42 United States gallons liquid volume.
Bcf. One billion cubic feet.
Bcfe. One billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.
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
MMcf. One million cubic feet.
MMcf/d. MMcf per day.
MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.
MMcfe/d. MMcfe per day.
MMMBtu. One billion British thermal units.
NGL. Natural gas liquids, which are the hydrocarbon liquids contained within natural gas.

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
LINN ENERGY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$344,806	$1,809
Accounts receivable – trade, net	271,156	471,684
Derivative instruments	1,132,164	1,077,142
Other current assets	112,222	155,955
Total current assets	1,860,348	1,706,590

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	18,061,991	18,068,900
Less accumulated depletion and amortization	(7,953,397)	(4,867,682)
	10,108,594	13,201,218

Other property and equipment	713,783	669,149
Less accumulated depreciation	(187,383)	(144,282)
	526,400	524,867

Derivative instruments	721,733	848,097
Restricted cash	257,043	6,225
Other noncurrent assets	104,351	136,512
	1,083,127	990,834
Total noncurrent assets	11,718,121	14,716,919
Total assets	$13,578,469	$16,423,509

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$568,349	$814,809
Derivative instruments	1,462	—
Other accrued liabilities	182,178	167,736
Total current liabilities	751,989	982,545

Noncurrent liabilities:
Credit facilities	3,478,175	2,968,175
Term loan	500,000	500,000
Senior notes, net	6,050,101	6,827,634
Derivative instruments	743	684
Other noncurrent liabilities	603,156	600,866
Total noncurrent liabilities	10,632,175	10,897,359

Commitments and contingencies (Note 10)

Unitholders’ capital:
355,050,314 units and 331,974,913 units issued and outstanding at September 30, 2015, and December 31, 2014, respectively	5,334,115	5,395,811
Accumulated deficit	(3,139,810)	(852,206)
	2,194,305	4,543,605
Total liabilities and unitholders’ capital	$13,578,469	$16,423,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$427,245	$937,458	$1,374,233	$2,844,185
Gains (losses) on oil and natural gas derivatives	549,029	451,702	782,622	(198,579)
Marketing revenues	15,723	39,836	60,200	100,655
Other revenues	6,307	6,119	19,624	19,392
	998,304	1,435,115	2,236,679	2,765,653
Expenses:
Lease operating expenses	154,086	191,630	467,759	570,564
Transportation expenses	54,915	53,412	164,250	143,896
Marketing expenses	9,359	31,574	47,359	75,920
General and administrative expenses	60,113	75,384	237,731	221,518
Exploration costs	3,072	7,850	4,032	10,492
Depreciation, depletion and amortization	207,218	290,287	637,964	832,523
Impairment of long-lived assets	2,255,080	603,250	2,787,697	603,250
Taxes, other than income taxes	46,238	66,770	158,317	201,014
Gains on sale of assets and other, net	(166,980)	(35,803)	(197,263)	(27,750)
	2,623,101	1,284,354	4,307,846	2,631,427
Other income and (expenses):
Interest expense, net of amounts capitalized	(138,383)	(154,047)	(427,584)	(422,160)
Gain on extinguishment of debt	197,741	—	213,527	—
Other, net	(1,701)	(1,847)	(10,060)	(6,699)
	57,657	(155,894)	(224,117)	(428,859)
Loss before income taxes	(1,567,140)	(5,133)	(2,295,284)	(294,633)
Income tax expense (benefit)	2,177	(1,033)	(7,680)	2,674
Net loss	$(1,569,317)	$(4,100)	$(2,287,604)	$(297,307)

Net loss per unit:
Basic	$(4.47)	$(0.02)	$(6.72)	$(0.92)
Diluted	$(4.47)	$(0.02)	$(6.72)	$(0.92)
Weighted average units outstanding:
Basic	350,695	329,168	340,831	328,783
Diluted	350,695	329,168	340,831	328,783

Distributions declared per unit	$0.313	$0.725	$0.938	$2.175
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ CAPITAL
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Deficit	Treasury Units (at Cost)	Total Unitholders’ Capital
	(in thousands)

December 31, 2014	331,975	$5,395,811	$(852,206)	$—	$4,543,605
Sale of units, net of offering costs of $8,762	19,622	224,665	—	—	224,665
Issuance of units	3,644	—	—	—	—
Cancellation of units	(191)	(672)	—	672	—
Purchase of units		—	—	(672)	(672)
Distributions to unitholders		(323,878)	—	—	(323,878)
Unit-based compensation expenses		47,918	—	—	47,918
Excess tax benefit from unit-based compensation and other		(9,729)	—	—	(9,729)
Net loss		—	(2,287,604)	—	(2,287,604)
September 30, 2015	355,050	$5,334,115	$(3,139,810)	$—	$2,194,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash flow from operating activities:
Net loss	$(2,287,604)	$(297,307)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	637,964	832,523
Impairment of long-lived assets	2,787,697	603,250
Unit-based compensation expenses	47,918	43,692
Gain on extinguishment of debt	(213,527)	—
Amortization and write-off of deferred financing fees	23,798	29,236
Gains on sale of assets and other, net	(193,768)	(33,135)
Deferred income taxes	(8,263)	2,619
Derivatives activities:
Total (gains) losses	(785,520)	198,579
Cash settlements	858,368	(12,507)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	207,062	(56,014)
Decrease in other assets	2,683	3,284
Increase (decrease) in accounts payable and accrued expenses	(36,626)	112,235
Increase (decrease) in other liabilities	(5,413)	9,355
Net cash provided by operating activities	1,034,769	1,435,810

Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	—	(2,601,932)
Development of oil and natural gas properties	(503,206)	(1,176,478)
Purchases of other property and equipment	(51,529)	(50,138)
Proceeds from sale of properties and equipment and other	364,195	(7,485)
Net cash used in investing activities	(190,540)	(3,836,033)

Cash flow from financing activities:
Proceeds from sale of units	233,427	—
Proceeds from borrowings	1,405,000	5,300,024
Repayments of debt	(1,701,909)	(2,156,124)
Distributions to unitholders	(323,878)	(721,235)
Financing fees and offering costs	(8,774)	(68,614)
Excess tax benefit from unit-based compensation	(9,467)	4,031
Other	(95,631)	49,131
Net cash provided by (used in) financing activities	(501,232)	2,407,213

Net increase in cash and cash equivalents	342,997	6,990
Cash and cash equivalents:
Beginning	1,809	52,171
Ending	$344,806	$59,161
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
Note 2 – Divestiture, Acquisitions, Exchange of Properties and Joint-Venture Funding
Divestiture – 2015
On August 31, 2015, the Company, through certain of its wholly owned subsidiaries, completed the sale of its remaining position in Howard County in the Permian Basin. Cash proceeds received from the sale of these properties were approximately $276 million, net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $174 million. The gain is included in “gains on sale of assets and other, net” on the condensed consolidated statements of operations. The Company used the net proceeds from the sale to repay a portion of the outstanding indebtedness under the LINN Credit Facility, which included debt initially incurred to fund the repurchase of a portion of its senior notes during 2015 (see Note 6).
Acquisitions – 2014
On September 11, 2014, the Company completed the acquisition of certain oil and natural gas properties located in the Hugoton Basin from Pioneer Natural Resources Company (“Pioneer” and the acquisition, the “Pioneer Assets Acquisition”) for total consideration of approximately $328 million, which was initially financed with borrowings under the LINN Credit Facility.
On August 29, 2014, the Company completed the acquisition of certain oil and natural gas properties located in five operating regions in the U.S. from subsidiaries of Devon Energy Corporation (“Devon” and the acquisition, the “Devon Assets Acquisition”) for total consideration of approximately $2.1 billion, which was initially financed with proceeds from a bridge loan and borrowings under a short-period term loan.
During the third quarter of 2014, the Company used the net proceeds from the issuance of its 6.50% senior notes due May 2019 and 6.50% senior notes due September 2021 to repay the bridge loan in full, and during the fourth quarter of 2014, the Company used the net proceeds from the sales of its Granite Wash properties as well as certain of its Wolfberry properties to repay the short-period term loan in full.
The revenues and expenses related to the Devon Assets Acquisition are included on the Company’s condensed consolidated statements of operations as of August 29, 2014. The following unaudited pro forma financial information presents a summary of the Company’s condensed combined results of operations for the three months and nine months ended September 30, 2014, assuming the Devon Assets Acquisition had been completed as of January 1, 2014, including adjustments to reflect the values assigned to the net assets acquired. The pro forma financial information has been prepared for informational purposes only and does not purport to represent what the actual results of operations would have been had the transaction been completed as of the date assumed, nor is this information necessarily indicative of future consolidated results of operations. The pro forma financial information does not give effect to the costs of any integration activities or benefits that may result from the realization of future cost savings from operating efficiencies, or any other synergies that may result from the transaction.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in thousands, except per unit amounts)

Total revenues and other	$1,509,498	$3,117,792
Total operating expenses	$(1,330,384)	$(2,846,361)
Net income (loss)	$1,480	$(251,192)

Net income (loss) per unit:
Basic	$—	$(0.78)
Diluted	$—	$(0.78)
The pro forma condensed combined results of operations includes adjustments to:

•	Reflect the results of the Devon Assets Acquisition.

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

•
Exclude transaction costs related to the Devon Assets Acquisition included in the historical statements of operations as they reflect nonrecurring charges not expected to have a continuing impact on the combined results.

Exchange of Properties – 2014
On August 15, 2014, the Company, through two of its wholly owned subsidiaries, completed the trade of a portion of its Permian Basin properties to Exxon Mobil Corporation and its affiliates, including its wholly owned subsidiary XTO Energy Inc., in exchange for properties in the Hugoton Basin. The noncash exchange was accounted for at fair value and the Company recognized a net gain of approximately $45 million, including costs to sell of approximately $3 million. The gain is equal to the difference between the carrying value and the fair value of the assets exchanged less costs to sell, and is included in “gains on sale of assets and other, net” on the condensed consolidated statements of operations. The fair value measurements were based on inputs that are not observable and therefore represent Level 3 inputs under the fair value hierarchy.
Joint-Venture Funding – 2014
During the first quarter of 2014, the Company paid approximately $25 million, including interest, to complete the total funding commitment of $400 million related to the joint-venture agreement it entered into with an affiliate of Anadarko Petroleum Corporation (“Anadarko”) in April 2012.
Note 3 – Unitholders’ Capital
At-the-Market Offering Program
The Company’s Board of Directors has authorized the sale of up to $500 million of units under an at-the-market offering program. Sales of units, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Select Market, any other national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of units for general corporate purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt.
During the nine months ended September 30, 2015, the Company, under its equity distribution agreement, sold 3,621,983 units representing limited liability company interests at an average unit price of $12.37 for net proceeds of approximately $44 million (net of approximately $448,000 in commissions). In connection with the issuance and sale of these units, the Company also incurred professional services expenses of approximately $459,000. The Company used the net proceeds for general corporate purposes, including the open market repurchases of a portion of its senior notes (see Note 6). At September 30, 2015, units totaling approximately $455 million in aggregate offering price remained available to be sold under the agreement.
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
Forfeiture of Units in Exchange for Cash
In August 2015, in accordance with terms of the separation agreement between the Company and Kolja Rockov dated August 31, 2015, Mr. Rockov agreed to forfeit 191,446 units issued to him under the Company’s equity compensation plan (see Note 5) in exchange for payment of approximately $672,000. These units will remain available for issuance under the Company’s equity compensation plan.
Distributions
Under the Company’s limited liability company agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions over the next four quarters. Distributions paid by the Company are presented on the condensed consolidated statement of unitholders’ capital and the condensed consolidated statements of cash flows. Monthly distributions were paid by the Company through September 2015. In October 2015, the Company’s Board of Directors determined to suspend payment of the Company’s distribution. The Company’s Board of Directors will continue to evaluate the Company’s ability to reinstate the distribution.
Note 4 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	September 30, 2015	December 31, 2014
	(in thousands)
Proved properties:
Leasehold acquisition	$13,296,925	$13,362,642
Development	2,909,071	2,830,841
Unproved properties	1,855,995	1,875,417
	18,061,991	18,068,900
Less accumulated depletion and amortization	(7,953,397)	(4,867,682)
	$10,108,594	$13,201,218

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
Based on the analysis described above, the Company recorded the following noncash impairment charges (before and after tax) associated with proved oil and natural gas properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Rockies region	$1,182,337	$—	$1,182,337	$—
California region	330,311	—	537,511	—
TexLa region	375,567	—	408,667	—
Mid-Continent region	366,865	—	372,568	—
Shallow Texas Panhandle Brown Dolomite formation	—	—	277,914	—
South Texas region	—	—	8,700	—
Permian Basin region	—	603,250	—	603,250
	$2,255,080	$603,250	$2,787,697	$603,250
The impairment charges in 2015 were due to a decline in commodity prices and the Company’s estimates of proved reserves, and the impairment in 2014 was due to the divestiture of certain high valued unproved properties in the Midland Basin in which the expected cash flows were previously included in the impairment assessment for proved oil and natural gas properties.
The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the condensed consolidated statements of operations.
Note 5 – Unit-Based Compensation
During the nine months ended September 30, 2015, the Company granted 3,478,595 restricted units and 697,120 phantom units to employees, primarily as part of its annual review of its employees’ compensation, including executives, with an aggregate fair value of approximately $42 million. The restricted units and phantom units vest over three years. In addition, during the nine months ended September 30, 2015, the Company granted 400,502 unrestricted units, primarily as part of severance arrangements, with an aggregate fair value of approximately $4 million. A summary of unit-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

General and administrative expenses	$13,040	$9,445	$40,717	$37,164
Lease operating expenses	1,167	1,664	7,201	6,528
Total unit-based compensation expenses	$14,207	$11,109	$47,918	$43,692
Income tax benefit	$5,250	$4,105	$17,706	$16,144

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Cash-Based Performance Unit Awards
In January 2015, the Company also granted 567,320 performance units (the maximum number of units available to be earned) to certain executive officers. The 2015 performance unit awards vest three years from the award date. The vesting of these units is determined based on the Company’s performance compared to the performance of a predetermined group of peer companies over a specified performance period, and the value of vested units is to be paid in cash. To date, no performance units have vested and no amounts have been paid to settle any such awards. Performance unit awards that are settled in cash are recorded as a liability with the changes in fair value recognized over the vesting period. Based on the performance criteria, there was no liability recorded for these performance unit awards at September 30, 2015.
Note 6 – Debt
The following summarizes the Company’s outstanding debt:

	September 30, 2015	December 31, 2014
	(in thousands, except percentages)

LINN credit facility (1)	$2,305,000	$1,795,000
Berry credit facility (2)	1,173,175	1,173,175
Term loan (3)	500,000	500,000
6.50% senior notes due May 2019	1,159,215	1,200,000
6.25% senior notes due November 2019	1,483,928	1,800,000
8.625% senior notes due April 2020	1,123,483	1,300,000
6.75% Berry senior notes due November 2020	261,100	299,970
7.75% senior notes due February 2021	963,774	1,000,000
6.50% senior notes due September 2021	502,010	650,000
6.375% Berry senior notes due September 2022	572,700	599,163
Net unamortized discounts and premiums	(16,109)	(21,499)
Total debt, net	10,028,276	10,295,809
Less current maturities	—	—
Total long-term debt, net	$10,028,276	$10,295,809

(1)	Variable interest rates of 2.39% and 1.92% at September 30, 2015, and December 31, 2014, respectively.

(2)	Variable interest rates of 2.71% and 2.67% at September 30, 2015, and December 31, 2014, respectively.

(3)	Variable interest rates of 2.72% and 2.66% at September 30, 2015, and December 31, 2014, respectively.
Fair Value
The Company’s debt is recorded at the carrying amount on the condensed consolidated balance sheets. The carrying amounts of the Company’s credit facilities and term loan approximate fair value because the interest rates are variable and reflective of market rates. The Company uses a market approach to determine the fair value of its senior notes using estimates based on prices quoted from third-party financial institutions, which is a Level 2 fair value measurement.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Credit facilities	$3,478,175	$3,478,175	$2,968,175	$2,968,175
Term loan	500,000	500,000	500,000	500,000
Senior notes, net	6,050,101	1,610,642	6,827,634	5,703,649
Total debt, net	$10,028,276	$5,588,817	$10,295,809	$9,171,824
Credit Facilities
LINN Credit Facility
The Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) provides for (1) a senior secured revolving credit facility and (2) a $500 million senior secured term loan, in aggregate subject to the then-effective borrowing base. Borrowing capacity under the revolving credit facility is limited to the lesser of: (i) the then-effective borrowing base reduced by the $500 million term loan and (ii) the maximum commitment amount of $4.0 billion, and was $3.55 billion as of September 30, 2015. The maturity date is April 2019. At September 30, 2015, the borrowing base under the LINN Credit Facility was $4.05 billion (which was reaffirmed in October 2015, subject to conditions described below) and availability under the revolving credit facility was approximately $1.2 billion, which includes reductions for the $500 million term loan and $6 million of outstanding letters of credit.
In October 2015, the Company entered into an amendment to the LINN Credit Facility to provide for, among other things: (i) a “springing maturity” based on the maturity of any outstanding LINN Energy junior lien debt; (ii) the ability to incur up to $4.0 billion of junior lien debt to accommodate exchanges of the Company’s outstanding unsecured senior notes and Berry Petroleum Company, LLC (“Berry”) senior notes or as additional indebtedness, but such additional indebtedness may not exceed $1.0 billion; (iii) if the Berry Consolidation (defined below) happens on or before January 1, 2016, the ability to issue up to the $1.0 billion of the additional junior lien debt described in the previous clause (ii) without a corresponding reduction in our borrowing base before the next scheduled redetermination; (iv) a minimum liquidity requirement equal to the greater of $500 million and 15% of the then effective available borrowing base after giving effect to certain redemptions or repurchases of certain debt; (v) a decrease in the covenant requiring the maintenance of an EBITDA to Interest Expense ratio of 2.5 to 1.0, such that the minimum required ratio is decreased to 2.0 to 1.0 from December 31, 2015 through December 31, 2016, to 2.25 to 1.0 from March 31, 2017 through June 30, 2017 and returning to 2.5 to 1.0 thereafter; (vi) the ability to make necessary tax-related distributions or contributions to LinnCo, LLC; (vii) an increase in the mortgage requirement on the total value of the oil and natural gas properties included on our most recent reserve report from 80% to 90%; and (viii) an increase to the applicable margin charged on borrowings under the LINN Credit Facility by 0.25% and an increase in the commitment fee under the LINN Credit Facility on the average daily unused amount of the maximum commitment amount of the lenders to 0.5% per annum.
Redetermination of the borrowing base under the LINN Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. The administrative agent, at the direction of a super-majority of certain of the lenders, has the right to request one interim borrowing base redetermination per year. The Company also has the right to request one interim borrowing base redetermination per year, as well as the right to an additional interim redetermination each year in connection with certain acquisitions. Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs, along with the maturity schedule of the Company’s hedges, may impact future redeterminations.
The spring 2015 semi-annual borrowing base redetermination was completed in May 2015, and, as a result of lower commodity prices, the borrowing base under the LINN Credit Facility decreased from $4.5 billion to $4.05 billion. The fall 2015 semi-annual redetermination was completed in October 2015 and the borrowing base under the LINN Credit Facility was reaffirmed at $4.05 billion. The borrowing base will automatically decrease to $3.6 billion on January 1, 2016, subject to any additional reductions for additional junior lien debt issued since this redetermination, if the following conditions are not met on or before

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

January 1, 2016: (i) the issuance by the Company of at least $250 million of additional junior lien debt; (ii) repayment and extinguishment of the Berry Credit Facility (as defined below); and (iii) the guarantee by Berry of the LINN Credit Facility or the merger or consolidation of Berry with a guarantor under the LINN Credit Facility (collectively, the “Berry Consolidation”). Notwithstanding this, borrowing availability under the LINN Credit Facility will be limited to $3.6 billion (which amount includes the outstanding $500 million term loan) until the earlier of a) January 1, 2016 or b) the date of the Berry Consolidation.
The Company’s obligations under the LINN Credit Facility, as amended, are secured by mortgages on certain of its material subsidiaries’ oil and natural gas properties and other personal property as well as a pledge of all ownership interests in the Company’s direct and indirect material subsidiaries. The Company is required to maintain mortgages on properties representing at least 90% of the total value of oil and natural gas properties included on its most recent reserve report. Additionally, the obligations under the LINN Credit Facility are guaranteed by all of the Company’s material subsidiaries, other than Berry, and are required to be guaranteed by any future material subsidiaries. The Company is in compliance with all financial and other covenants of the LINN Credit Facility.
At the Company’s election, interest on borrowings under the LINN Credit Facility, as amended, is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 1.75% and 2.75% per annum (depending on the then-current level of borrowings under the LINN Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 0.75% and 1.75% per annum (depending on the then-current level of borrowings under the LINN Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR. The Company is required to pay a commitment fee to the lenders under the LINN Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the maximum commitment amount of the lenders.
The $500 million term loan has a maturity date of April 2019 and incurs interest based on either the LIBOR plus a margin of 2.75% per annum or the ABR plus a margin of 1.75% per annum, at the Company’s election. Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR. The term loan may be repaid at the option of the Company without premium or penalty, subject to breakage costs. While the term loan is outstanding, the Company is required to maintain either: 1) mortgages on properties representing at least 80% of the total value of oil and natural gas properties included on its most recent reserve report, or 2) a Term Loan Collateral Coverage Ratio of at least 2.5 to 1.0. The Term Loan Collateral Coverage Ratio is defined as the ratio of the present value of future cash flows from proved reserves from the currently mortgaged properties to the lesser of: (i) the then-effective borrowing base and (ii) the maximum commitment amount and the aggregate amount of the term loan outstanding. The other terms and conditions of the LINN Credit Facility, including the financial and other restrictive covenants set forth therein, are applicable to the term loan.
Berry Credit Facility
Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”) had a borrowing base of $1.2 billion, subject to lender commitments, as of September 30, 2015. The maturity date is April 2019. At September 30, 2015, lender commitments under the facility were $1.2 billion but there was less than $1 million of available borrowing capacity, including outstanding letters of credit.
In October 2015, Berry entered into an amendment to the Berry Credit Facility to provide for, among other things: (i) a springing maturity based on the maturity of any outstanding Berry junior lien debt; (ii) the ability of Berry to incur junior lien debt to refinance its senior notes or as additional indebtedness, but such additional indebtedness issued may not exceed $500 million outstanding at any one time and is subject to a borrowing base reduction; (iii) a decrease in Berry’s covenant requiring the maintenance of an EBITDA to Interest Expense ratio of 2.5 to 1.0, such that the permissible ratio is decreased to 2.0 to 1.0 from December 31, 2015 through December 31, 2016, to 2.25 to 1.0 from March 31, 2017 through June 30, 2017 and returning to 2.5 to 1.0 thereafter; (iv) an increase in the mortgage requirement on the total value of the oil and natural gas properties included in Berry’s most recent reserve report from 80% to 90%; (v) an increase to the applicable margin charged on borrowings under the Berry Credit Facility by 0.25% and increase the commitment fee under the Berry Credit Facility to 0.5% per annum; and (vi) permission to prepay or exchange Berry’s senior notes with notes issued by LINN Energy.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Redetermination of the borrowing base under the Berry Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. A super-majority of the lenders under the Berry Credit Facility and Berry also have the right to request interim borrowing base redeterminations once between scheduled redeterminations. The spring 2015 semi-annual borrowing base redetermination was completed in May 2015, and, as a result of lower commodity prices, the borrowing base under the Berry Credit Facility decreased from $1.4 billion to $1.2 billion. The fall 2015 semi-annual redetermination was completed in October 2015 and the borrowing base under the Berry Credit Facility decreased from $1.2 billion to $900 million. Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs may impact future redeterminations.
In connection with the reduction in Berry’s borrowing base in October 2015, Berry repaid $300 million of borrowings outstanding under the Berry Credit Facility. In connection with the reduction in Berry’s borrowing base in May 2015, LINN Energy borrowed $250 million under the LINN Credit Facility, which it contributed to Berry to post as restricted cash with Berry’s lenders. As directed by LINN Energy, the $250 million was deposited on Berry’s behalf in a security account with the administrative agent subject to a security control agreement. Berry’s ability to withdraw funds from this account is subject to a concurrent reduction of the borrowing base under the Berry Credit Facility or lender’s consent in connection with a redetermination of such borrowing base. The $250 million may be used to satisfy obligations under the Berry Credit Facility or, subject to restrictions in the indentures governing Berry’s senior notes, may be returned to LINN Energy in the future. The amount is included in “restricted cash” on the condensed consolidated balance sheet.
Berry’s obligations under the Berry Credit Facility, as amended, are secured by mortgages on its oil and natural gas properties and other personal property. Berry is required to maintain mortgages on properties representing at least 90% of the present value of its oil and natural gas proved reserves. Berry is in compliance with all financial and other covenants of the Berry Credit Facility.
At Berry’s election, interest on borrowings under the Berry Credit Facility, as amended, is determined by reference to either the LIBOR plus an applicable margin between 1.75% and 2.75% per annum (depending on the then-current level of borrowings under the Berry Credit Facility) or a Base Rate (as defined in the Berry Credit Facility) plus an applicable margin between 0.75% and 1.75% per annum (depending on the then-current level of borrowings under the Berry Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the Base Rate and at the end of the applicable interest period for loans bearing interest at the LIBOR. Berry is required to pay a commitment fee to the lenders under the Berry Credit Facility, which accrues at a rate per annum of 0.5% on the average daily unused amount of the maximum commitment amount of the lenders.
The Company refers to the LINN Credit Facility and the Berry Credit Facility, collectively, as the “Credit Facilities.”
Repurchases of Senior Notes
During the nine months ended September 30, 2015, the Company repurchased, through privately negotiated transactions and on the open market, approximately $783 million of its outstanding senior notes as follows:

•	6.50% senior notes due May 2019 – $41 million;

•	6.25% senior notes due November 2019 – $316 million;

•	8.625% senior notes due April 2020 – $177 million;

•	6.75% Berry senior notes due November 2020 – $39 million;

•	7.75% senior notes due February 2021 – $36 million;

•	6.50% senior notes due September 2021 – $148 million; and

•	6.375% Berry senior notes due September 2022 – $26 million.
In connection with the repurchases, the Company paid approximately $557 million in cash and recorded a gain on extinguishment of debt of approximately $214 million for the nine months ended September 30, 2015.

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
In addition, any cash generated by Berry is currently being used by Berry to fund its activities. To the extent that Berry generates cash in excess of its needs and determines to distribute such amounts to LINN Energy, the indentures governing Berry’s senior notes limit the amount it may distribute to LINN Energy to the amount available under a “restricted payments basket,” and Berry may not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Berry indentures. Berry’s restricted payments basket may be increased in accordance with the terms of the Berry indentures by, among other things, 50% of Berry’s future net income, reductions in its indebtedness and restricted investments, and future capital contributions.
Note 7 – Derivatives
Commodity Derivatives
The Company seeks to hedge a significant portion of its forecasted production to reduce exposure to fluctuations in the prices of oil and natural gas and provide long-term cash flow predictability to manage its business, service debt and, if and when resumed, pay distributions. The current direct NGL hedging market is constrained in terms of price, volume, duration and number of counterparties, which limits the Company’s ability to effectively hedge its NGL production. The Company also hedges its exposure to natural gas differentials in certain operating areas but does not currently hedge exposure to oil differentials.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes derivative positions for the periods indicated as of September 30, 2015:

	October 1 - December 31, 2015	2016	2017	2018
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	29,753	121,841	120,122	36,500
Average price ($/MMBtu)	$5.19	$4.20	$4.26	$5.00
Put options (NYMEX Henry Hub):
Hedged volume (MMMBtu)	18,111	76,269	66,886	—
Average price ($/MMBtu)	$5.00	$5.00	$4.88	$—
Oil positions:
Fixed price swaps (NYMEX WTI): (1)
Hedged volume (MBbls)	3,890	11,465	4,755	—
Average price ($/Bbl)	$87.22	$90.56	$89.02	$—
Three-way collars (NYMEX WTI):
Hedged volume (MBbls)	276	—	—	—
Short put ($/Bbl)	$70.00	$—	$—	$—
Long put ($/Bbl)	$90.00	$—	$—	$—
Short call ($/Bbl)	$101.62	$—	$—	$—
Put options (NYMEX WTI):
Hedged volume (MBbls)	864	3,271	384	—
Average price ($/Bbl)	$90.00	$90.00	$90.00	$—
Natural gas basis differential positions: (2)
Panhandle basis swaps: (3)
Hedged volume (MMMBtu)	21,970	59,954	59,138	16,425
Hedged differential ($/MMBtu)	$(0.33)	$(0.32)	$(0.33)	$(0.33)
NWPL Rockies basis swaps: (3)
Hedged volume (MMMBtu)	14,479	65,794	38,880	10,804
Hedged differential ($/MMBtu)	$(0.23)	$(0.24)	$(0.19)	$(0.19)
MichCon basis swaps: (3)
Hedged volume (MMMBtu)	2,355	7,768	7,437	2,044
Hedged differential ($/MMBtu)	$0.06	$0.05	$0.05	$0.05
Houston Ship Channel basis swaps: (3)
Hedged volume (MMMBtu)	7,443	34,364	36,730	986
Hedged differential ($/MMBtu)	$(0.03)	$(0.02)	$(0.02)	$(0.08)
Permian basis swaps: (3)
Hedged volume (MMMBtu)	1,279	4,219	4,819	1,314
Hedged differential ($/MMBtu)	$(0.21)	$(0.20)	$(0.20)	$(0.20)
SoCal basis swaps: (4)
Hedged volume (MMMBtu)	8,280	32,940	—	—
Hedged differential ($/MMBtu)	$(0.03)	$(0.03)	$—	$—

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	October 1 - December 31, 2015	2016	2017	2018
Oil timing differential positions:
Trade month roll swaps (NYMEX WTI): (5)
Hedged volume (MBbls)	1,828	7,446	6,486	—
Hedged differential ($/Bbl)	$0.24	$0.25	$0.25	$—

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

During the nine months ended September 30, 2015, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for May 2015 through December 2017 to hedge exposure to differentials in certain producing areas, and oil swaps for April 2015 through December 2015. In addition, the Company entered into natural gas basis swaps for May 2015 through December 2016 to hedge exposure to the differential in California, where it consumes natural gas in its heavy oil development operations.
Settled derivatives on natural gas production for the three months and nine months ended September 30, 2015, included volumes of 47,864 MMMBtu and 142,031 MMMBtu, respectively, at an average contract price of $5.12 per MMBtu. Settled derivatives on oil production for the three months and nine months ended September 30, 2015, included volumes of 5,060 MBbls and 13,855 MBbls, respectively, at average contract prices of $87.53 per Bbl and $89.86 per Bbl. Settled derivatives on natural gas production for the three months and nine months ended September 30, 2014, included volumes of 44,621 MMMBtu and 132,408 MMMBtu, respectively, at an average contract price of $5.14 per MMBtu. Settled derivatives on oil production for the three months and nine months ended September 30, 2014, included volumes of 6,299 MBbls and 18,690 MBbls, respectively, at an average contract price of $92.39 per Bbl.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	September 30, 2015	December 31, 2014
	(in thousands)
Assets:
Commodity derivatives	$1,887,082	$2,014,815
Liabilities:
Commodity derivatives	$35,390	$90,260
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facilities or were participants or affiliates of participants in its Credit Facilities at the time it originally entered into the derivatives. The Credit Facilities are secured by the Company’s oil, natural gas and NGL reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $1.9 billion at September 30, 2015. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains (Losses) on Derivatives
A summary of gains and losses on derivatives included on the condensed consolidated statements of operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Gains (losses) on oil and natural gas derivatives	$549,029	$451,702	$782,622	$(198,579)
Lease operating expenses (1)	(162)	—	2,898	—
Total gains (losses) on oil and natural gas derivatives	$548,867	$451,702	$785,520	$(198,579)

(1)	Consists of gains and (losses) on derivatives used to hedge exposure to differentials in consuming areas, which were entered into in March 2015.
For the three months and nine months ended September 30, 2015, the Company received net cash settlements of approximately $292 million and $858 million, respectively. For the three months and nine months ended September 30, 2014, the Company received net cash settlements of approximately $10 million and paid net cash settlements of approximately $13 million, respectively.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 8 – Fair Value Measurements on a Recurring Basis
The Company accounts for its commodity derivatives at fair value (see Note 7) on a recurring basis. The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. Assumed credit risk adjustments, based on published credit ratings, public bond yield spreads and credit default swap spreads are applied to the Company’s commodity derivatives.
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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2015
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$1,887,082	$(33,185)	$1,853,897
Liabilities:
Commodity derivatives	$35,390	$(33,185)	$2,205

	December 31, 2014
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$2,014,815	$(89,576)	$1,925,239
Liabilities:
Commodity derivatives	$90,260	$(89,576)	$684

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 9 – Asset Retirement Obligations
The Company has the obligation to plug and abandon oil and natural gas wells and related equipment at the end of production operations. Estimated asset retirement costs are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets when the obligation is incurred. The liabilities are included in “other accrued liabilities” and “other noncurrent liabilities” on the condensed consolidated balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2% for the nine months ended September 30, 2015); and (iv) a credit-adjusted risk-free interest rate (average of 5.5% for the nine months ended September 30, 2015). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2014	$497,570
Liabilities added from drilling	2,857
Liabilities associated with assets sold	(2,594)
Current year accretion expense	22,290
Settlements	(3,749)
Revision of estimates	2,022
Asset retirement obligations at September 30, 2015	$518,396

Note 10 – Commitments and Contingencies
For certain statewide class action royalty payment disputes where a reserve has not yet been established, the Company has denied that it has any liability on the claims and has raised arguments and defenses that, if accepted by the courts, will result in no loss to the Company. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
During the nine months ended September 30, 2015, and September 30, 2014, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
In 2008, Lehman Brothers Holdings Inc. and Lehman Brothers Commodity Services Inc. (together “Lehman”), filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York. In March 2011, the Company and Lehman entered into Termination Agreements under which the Company was granted general unsecured claims against Lehman in the amount of $51 million (the “Company Claim”). In December 2011, a Chapter 11 Plan was approved by the Bankruptcy Court. In both April 2015 and April 2014, the Company received approximately $3 million of the Company Claim, of which both amounts are included in “gains (losses) on oil and natural gas derivatives” on the condensed consolidated statements of operations. In the aggregate, the Company has received approximately $49 million of the Company Claim.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per unit data)

Net loss	$(1,569,317)	$(4,100)	$(2,287,604)	$(297,307)
Allocated to participating securities	—	(2,097)	(3,081)	(6,289)
	$(1,569,317)	$(6,197)	$(2,290,685)	$(303,596)

Basic net loss per unit	$(4.47)	$(0.02)	$(6.72)	$(0.92)
Diluted net loss per unit	$(4.47)	$(0.02)	$(6.72)	$(0.92)

Basic weighted average units outstanding	350,695	329,168	340,831	328,783
Dilutive effect of unit equivalents	—	—	—	—
Diluted weighted average units outstanding	350,695	329,168	340,831	328,783
Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to approximately 4 million and 5 million unit options and warrants for the three months and nine months ended September 30, 2015, respectively, and approximately 6 million for both the three months and nine months ended September 30, 2014. All equivalent units were antidilutive for both the three months and nine months ended September 30, 2015, and September 30, 2014.
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
Note 13 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows
“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	September 30, 2015	December 31, 2014
	(in thousands)

Accrued interest	$126,966	$105,310
Accrued compensation	37,860	44,875
Asset retirement obligations	16,187	16,187
Other	1,165	1,364
	$182,178	$167,736

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)

Cash payments for interest, net of amounts capitalized	$386,118	$345,687
Cash payments for income taxes	$627	$—

Noncash investing activities:
Accrued capital expenditures	$98,404	$273,220
For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. At September 30, 2015, “restricted cash” on the condensed consolidated balance sheet includes $250 million which LINN Energy borrowed under the LINN Credit Facility and contributed to Berry in May 2015 to post with Berry’s lenders in connection with the reduction in the Berry Credit Facility’s borrowing base. Restricted cash also includes approximately $7 million and $6 million at September 30, 2015, and December 31, 2014, respectively, of cash deposited by the Company into a separate account designated for asset retirement obligations in accordance with contractual agreements.
The Company manages its working capital and cash requirements to borrow only as needed from its Credit Facilities. At December 31, 2014, net outstanding checks of approximately $95 million were reclassified and included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet. At September 30, 2015, no net outstanding checks were reclassified. Net outstanding checks are presented as cash flows from financing activities and included in “other” on the condensed consolidated statements of cash flows.
Note 14 – Related Party Transactions
LinnCo
LinnCo, LLC (“LinnCo”), an affiliate of LINN Energy, was formed on April 30, 2012. LinnCo’s initial sole purpose was to own units in LINN Energy. In connection with the 2013 acquisition of Berry, LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent contribution of assets to LINN Energy. All of LinnCo’s common shares are held by the public. As of September 30, 2015, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy and owned approximately 37% of LINN Energy’s outstanding units.
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
For the three months and nine months ended September 30, 2015, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $965,000 and $2.8 million, respectively, all of which had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2015. The expenses for the three months and nine months ended September 30, 2015, include approximately $491,000 and $1.5 million, respectively, related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.

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
During the three months and nine months ended September 30, 2015, the Company paid approximately $41 million and $121 million, respectively, in distributions to LinnCo attributable to LinnCo’s interest in LINN Energy. During the three months and nine months ended September 30, 2014, the Company paid approximately $94 million and $280 million, respectively, in distributions to LinnCo attributable to LinnCo’s interest in LINN Energy.
Other
One of the Company’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the three months and nine months ended September 30, 2015, the Company incurred expenditures of approximately $2 million and $7 million, respectively, and for the three months and nine months ended September 30, 2014, the Company incurred expenditures of approximately $5 million and $17 million, respectively, related to services rendered by Superior and its subsidiaries.
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
In 2014, the Company had a consolidated variable interest entity (“VIE”) that was not considered a subsidiary and did not guarantee any of Linn Energy, LLC’s or Berry Petroleum Company, LLC’s indebtedness; therefore, it is presented separately. The VIE structure was terminated in December 2014.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2015

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$32	$61,969	$282,805	$—	$344,806
Accounts receivable – trade, net	—	215,626	55,530	—	271,156
Accounts receivable – affiliates	3,265,327	6,329	—	(3,271,656)	—
Derivative instruments	—	1,105,635	26,529	—	1,132,164
Other current assets	—	68,813	43,420	(11)	112,222
Total current assets	3,265,359	1,458,372	408,284	(3,271,667)	1,860,348

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	—	13,061,758	5,000,233	—	18,061,991
Less accumulated depletion and amortization	—	(6,517,088)	(1,493,749)	57,440	(7,953,397)
	—	6,544,670	3,506,484	57,440	10,108,594

Other property and equipment	—	584,892	128,891	—	713,783
Less accumulated depreciation	—	(171,095)	(16,288)	—	(187,383)
	—	413,797	112,603	—	526,400

Derivative instruments	—	721,397	336	—	721,733
Restricted cash	—	6,798	250,245	—	257,043
Notes receivable – affiliates	181,400	—	—	(181,400)	—
Investments in consolidated subsidiaries	6,779,570	—	—	(6,779,570)	—
Other noncurrent assets, net	88,217	5,387	10,747	—	104,351
	7,049,187	733,582	261,328	(6,960,970)	1,083,127
Total noncurrent assets	7,049,187	7,692,049	3,880,415	(6,903,530)	11,718,121
Total assets	$10,314,546	$9,150,421	$4,288,699	$(10,175,197)	$13,578,469

LIABILITIES AND UNITHOLDERS’ CAPITAL
Current liabilities:
Accounts payable and accrued expenses	$776	$391,449	$176,124	$—	$568,349
Accounts payable – affiliates	—	3,265,327	6,329	(3,271,656)	—
Derivative instruments	—	—	1,462	—	1,462
Other accrued liabilities	116,969	52,513	12,707	(11)	182,178
Total current liabilities	117,745	3,709,289	196,622	(3,271,667)	751,989

Noncurrent liabilities:
Credit facilities	2,305,000	—	1,173,175	—	3,478,175
Term loan	500,000	—	—	—	500,000
Senior notes, net	5,204,297	—	845,804	—	6,050,101
Notes payable – affiliates	—	181,400	—	(181,400)	—
Derivative instruments	—	320	423	—	743
Other noncurrent liabilities	—	402,225	200,931	—	603,156
Total noncurrent liabilities	8,009,297	583,945	2,220,333	(181,400)	10,632,175

Unitholders’ capital:
Units issued and outstanding	5,327,314	4,831,078	2,757,836	(7,582,113)	5,334,115
Accumulated income (deficit)	(3,139,810)	26,109	(886,092)	859,983	(3,139,810)
	2,187,504	4,857,187	1,871,744	(6,722,130)	2,194,305
Total liabilities and unitholders’ capital	$10,314,546	$9,150,421	$4,288,699	$(10,175,197)	$13,578,469

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2015

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated

Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$286,993	$140,252	$—	$427,245
Gains on oil and natural gas derivatives	—	521,365	27,664	—	549,029
Marketing revenues	—	6,004	9,719	—	15,723
Other revenues	—	4,635	1,672	—	6,307
	—	818,997	179,307	—	998,304
Expenses:
Lease operating expenses	—	86,745	67,341	—	154,086
Transportation expenses	—	41,121	13,794	—	54,915
Marketing expenses	—	3,633	5,726	—	9,359
General and administrative expenses	—	38,549	21,564	—	60,113
Exploration costs	—	3,072	—	—	3,072
Depreciation, depletion and amortization	—	142,211	63,057	1,950	207,218
Impairment of long-lived assets	—	1,744,449	510,631	—	2,255,080
Taxes, other than income taxes	—	31,718	14,520	—	46,238
(Gains) losses on sale of assets and other, net	—	(169,613)	2,633	—	(166,980)
	—	1,921,885	699,266	1,950	2,623,101
Other income and (expenses):
Interest expense, net of amounts capitalized	(117,096)	197	(21,484)	—	(138,383)
Interest expense – affiliates	—	(2,207)	—	2,207	—
Interest income – affiliates	2,207	—	—	(2,207)	—
Gain on extinguishment of debt	193,363	—	4,378	—	197,741
Equity in losses from consolidated subsidiaries	(1,646,256)	—	—	1,646,256	—
Other, net	(1,535)	(76)	(90)	—	(1,701)
	(1,569,317)	(2,086)	(17,196)	1,646,256	57,657
Loss before income taxes	(1,569,317)	(1,104,974)	(537,155)	1,644,306	(1,567,140)
Income tax expense	—	2,174	3	—	2,177
Net loss	$(1,569,317)	$(1,107,148)	$(537,158)	$1,644,306	$(1,569,317)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2014

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor VIE	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$542,535	$350,863	$44,060	$—	$937,458
Gains on oil and natural gas derivatives	—	406,712	44,990	—	—	451,702
Marketing revenues	—	26,518	13,318	—	—	39,836
Other revenues	—	5,874	245	—	—	6,119
	—	981,639	409,416	44,060	—	1,435,115
Expenses:
Lease operating expenses	—	97,613	83,684	10,333	—	191,630
Transportation expenses	—	36,531	13,326	3,555	—	53,412
Marketing expenses	—	23,871	7,703	—	—	31,574
General and administrative expenses	—	52,580	16,566	6,238	—	75,384
Exploration costs	—	7,850	—	—	—	7,850
Depreciation, depletion and amortization	—	199,360	79,725	11,202	—	290,287
Impairment of long-lived assets	—	603,250	—	—		603,250
Taxes, other than income taxes	40	38,598	24,830	3,302	—	66,770
(Gains) losses on sale of assets and other, net	—	(93,257)	49,011	8,443	—	(35,803)
	40	966,396	274,845	43,073	—	1,284,354
Other income and (expenses):
Interest expense, net of amounts capitalized	(129,129)	757	(19,068)	(6,607)	—	(154,047)
Interest expense – affiliates	—	(2,218)	—	—	2,218	—
Interest income – affiliates	2,218	—	—	—	(2,218)	—
Equity in earnings from consolidated subsidiaries	124,435	—	—	—	(124,435)	—
Other, net	(1,584)	(84)	(179)	—	—	(1,847)
	(4,060)	(1,545)	(19,247)	(6,607)	(124,435)	(155,894)
Income (loss) before income taxes	(4,100)	13,698	115,324	(5,620)	(124,435)	(5,133)
Income tax expense (benefit)	—	(1,192)	159	—	—	(1,033)
Net income (loss)	$(4,100)	$14,890	$115,165	$(5,620)	$(124,435)	$(4,100)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2015

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$904,014	$470,219	$—	$1,374,233
Gains on oil and natural gas derivatives	—	756,165	26,457	—	782,622
Marketing revenues	—	35,501	24,699	—	60,200
Other revenues	—	14,521	5,103	—	19,624
	—	1,710,201	526,478	—	2,236,679
Expenses:
Lease operating expenses	—	283,333	184,426	—	467,759
Transportation expenses	—	124,872	39,378	—	164,250
Marketing expenses	—	29,990	17,369	—	47,359
General and administrative expenses	—	157,878	79,853	—	237,731
Exploration costs	—	4,032	—	—	4,032
Depreciation, depletion and amortization	—	433,649	199,088	5,227	637,964
Impairment of long-lived assets	—	2,069,866	782,631	(64,800)	2,787,697
Taxes, other than income taxes	2	98,267	60,048	—	158,317
Gains on sale of assets and other, net	—	(194,612)	(2,651)	—	(197,263)
	2	3,007,275	1,360,142	(59,573)	4,307,846
Other income and (expenses):
Interest expense, net of amounts capitalized	(364,037)	2,048	(65,595)	—	(427,584)
Interest expense – affiliates	—	(7,824)	—	7,824	—
Interest income – affiliates	7,824	—	—	(7,824)	—
Gain on extinguishment of debt	202,318	—	11,209	—	213,527
Equity in losses from consolidated subsidiaries	(2,124,493)	—	—	2,124,493	—
Other, net	(9,214)	(123)	(723)	—	(10,060)
	(2,287,602)	(5,899)	(55,109)	2,124,493	(224,117)
Loss before income taxes	(2,287,604)	(1,302,973)	(888,773)	2,184,066	(2,295,284)
Income tax benefit	—	(7,622)	(58)	—	(7,680)
Net loss	$(2,287,604)	$(1,295,351)	$(888,715)	$2,184,066	$(2,287,604)

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from operating activities:
Net loss	$(2,287,604)	$(1,295,351)	$(888,715)	$2,184,066	$(2,287,604)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	—	433,649	199,088	5,227	637,964
Impairment of long-lived assets	—	2,069,866	782,631	(64,800)	2,787,697
Unit-based compensation expenses	—	47,918	—	—	47,918
Gain on extinguishment of debt	(202,318)	—	(11,209)	—	(213,527)
Amortization and write-off of deferred financing fees	22,677	—	1,121	—	23,798
Gains on sale of assets and other, net	—	(192,247)	(1,521)	—	(193,768)
Equity in losses from consolidated subsidiaries	2,124,493	—	—	(2,124,493)	—
Deferred income taxes	—	(8,205)	(58)	—	(8,263)
Derivatives activities:
Total gains	—	(756,165)	(29,355)	—	(785,520)
Cash settlements	—	810,314	48,054	—	858,368
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	—	163,353	43,709	—	207,062
Decrease in accounts receivable – affiliates	813,653	6,876	—	(820,529)	—
Decrease in other assets	—	1,164	1,519	—	2,683
Decrease in accounts payable and accrued expenses	—	(28,331)	(8,295)	—	(36,626)
Decrease in accounts payable and accrued expenses – affiliates	—	(813,653)	(6,876)	820,529	—
Increase (decrease) in other liabilities	27,462	(12,086)	(20,789)	—	(5,413)
Net cash provided by operating activities	498,363	427,102	109,304	—	1,034,769
Cash flow from investing activities:
Development of oil and natural gas properties	—	(500,130)	(3,076)	—	(503,206)
Purchases of other property and equipment	—	(38,769)	(12,760)	—	(51,529)
Investment in affiliates	(91,455)	—	—	91,455	—
Change in notes receivable with affiliate	(50,900)	—	—	50,900	—
Settlement of advance to affiliate	—	—	129,217	(129,217)	—
Proceeds from sale of properties and equipment and other	(2,826)	344,535	22,486	—	364,195
Net cash provided by (used in) investing activities	(145,181)	(194,364)	135,867	13,138	(190,540)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from financing activities:
Proceeds from sale of units	233,427	—	—	—	233,427
Proceeds from borrowings	1,405,000	—	—	—	1,405,000
Repayments of debt	(1,646,491)	—	(55,418)	—	(1,701,909)
Distributions to unitholders	(323,878)	—	—	—	(323,878)
Financing fees and offering costs	(8,771)	—	(3)	—	(8,774)
Change in notes payable with affiliate	—	50,900	—	(50,900)	—
Settlement of advance from affiliate	—	(129,217)	—	129,217	—
Capital contributions – affiliates	—	—	91,455	(91,455)	—
Excess tax benefit from unit-based compensation	(9,467)	—	—	—	(9,467)
Other	(3,008)	(92,637)	14	—	(95,631)
Net cash provided by (used in) financing activities	(353,188)	(170,954)	36,048	(13,138)	(501,232)

Net increase (decrease) in cash and cash equivalents	(6)	61,784	281,219	—	342,997
Cash and cash equivalents:
Beginning	38	185	1,586	—	1,809
Ending	$32	$61,969	$282,805	$—	$344,806

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor VIE	Eliminations	Consolidated
	(in thousands)
Cash flow from operating activities:
Net income (loss)	$(297,307)	$(215,007)	$273,871	$(5,620)	$(53,244)	$(297,307)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	595,212	226,109	11,202	—	832,523
Impairment of long-lived assets	—	603,250	—	—	—	603,250
Unit-based compensation expenses	—	43,692	—	—	—	43,692
Amortization and write-off of deferred financing fees	31,564	—	(5,174)	2,846	—	29,236
(Gains) losses on sale of assets and other, net	—	(81,492)	48,357	—	—	(33,135)
Equity in earnings from consolidated subsidiaries	(53,244)	—	—	—	53,244	—
Deferred income taxes	—	2,542	77	—	—	2,619
Derivatives activities:
Total (gains) losses	—	221,472	(22,893)	—	—	198,579
Cash settlements	—	5,623	(18,130)	—	—	(12,507)
Changes in assets and liabilities:
Increase in accounts receivable – trade, net	—	(1,343)	(10,611)	(44,060)	—	(56,014)
Decrease in accounts receivable – affiliates	469,499	16,950	—	—	(486,449)	—
(Increase) decrease in other assets	312	(10,723)	4,551	9,144	—	3,284
Increase (decrease) in accounts payable and accrued expenses	18	107,673	(10,619)	15,163	—	112,235
Decrease in accounts payable and accrued expenses – affiliates	—	(468,896)	(5,722)	(11,831)	486,449	—
Increase (decrease) in other liabilities	63,806	(18,053)	(36,626)	228	—	9,355
Net cash provided by (used in) operating activities	214,648	800,900	443,190	(22,928)	—	1,435,810

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Non- Guarantor VIE	Eliminations	Consolidated
	(in thousands)
Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	—	(76,627)	(3,912)	(2,521,393)	—	(2,601,932)
Development of oil and natural gas properties	—	(750,450)	(426,028)	—	—	(1,176,478)
Purchases of other property and equipment	—	(41,822)	(8,316)	—	—	(50,138)
Investment in affiliates	(167,721)	—	—	—	167,721	—
Change in notes receivable with affiliate	(35,300)	—	—	—	35,300	—
Advance to related party	(1,285,000)	(1,285,000)	—	—	2,570,000	—
Proceeds from sale of properties and equipment and other	(13,188)	5,447	256	—	—	(7,485)
Net cash used in investing activities	(1,501,209)	(2,148,452)	(438,000)	(2,521,393)	2,773,021	(3,836,033)

Cash flow from financing activities:
Proceeds from borrowings	4,000,024	—	—	1,300,000	—	5,300,024
Repayments of debt	(1,950,000)	—	(206,124)	—	—	(2,156,124)
Distributions to unitholders	(721,235)	—	—	—	—	(721,235)
Financing fees and offering costs	(57,968)	—	(10,646)	—	—	(68,614)
Change in notes payable with affiliate	—	35,300	—	—	(35,300)	—
Advance from related party	—	1,285,000	—	1,285,000	(2,570,000)	—
Capital contributions – affiliates	—	—	167,721	—	(167,721)	—
Excess tax benefit from unit-based compensation	4,031	—	—	—	—	4,031
Other	11,705	38,032	(606)	—	—	49,131
Net cash provided by (used in) financing activities	1,286,557	1,358,332	(49,655)	2,585,000	(2,773,021)	2,407,213

Net increase (decrease) in cash and cash equivalents	(4)	10,780	(44,465)	40,679	—	6,990
Cash and cash equivalents:
Beginning	52	1,078	51,041	—	—	52,171
Ending	$48	$11,858	$6,576	$40,679	$—	$59,161

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering in January 2006. The Company’s properties are located in eight operating regions in the United States (“U.S.”):

•	Rockies, which includes properties located in Wyoming (Green River, Washakie and Powder River basins), Utah (Uinta Basin), North Dakota (Williston Basin) and Colorado (Piceance Basin);

•	Hugoton Basin, which includes properties located in Kansas, the Oklahoma Panhandle and the Shallow Texas Panhandle;

•	California, which includes properties located in the San Joaquin Valley and Los Angeles basins;

•	Mid-Continent, which includes Oklahoma properties located in the Anadarko and Arkoma basins, as well as waterfloods in the Central Oklahoma Platform;

•	Permian Basin, which includes properties located in west Texas and southeast New Mexico;

•	TexLa, which includes properties located in east Texas and north Louisiana;

•	South Texas; and

•	Michigan/Illinois, which includes properties located in the Antrim Shale formation in north Michigan and oil properties in south Illinois.
Results for the three months ended September 30, 2015, included the following:

•	oil, natural gas and NGL sales of approximately $427 million compared to $937 million for the third quarter of 2014;

•	average daily production of approximately 1,198 MMcfe/d compared to 1,245 MMcfe/d for the third quarter of 2014;

•	net loss of approximately $1.6 billion compared to $4 million for the third quarter of 2014;

•	capital expenditures, excluding acquisitions, of approximately $113 million compared to $369 million for the third quarter of 2014; and

•	41 wells drilled (38 successful) compared to 210 wells drilled (all successful) for the third quarter of 2014.
Results for the nine months ended September 30, 2015, included the following:

•	oil, natural gas and NGL sales of approximately $1.4 billion compared to $2.8 billion for the nine months ended September 30, 2014;

•	average daily production of approximately 1,206 MMcfe/d compared to 1,160 MMcfe/d for the nine months ended September 30, 2014;

•	net loss of approximately $2.3 billion compared to $297 million for the nine months ended September 30, 2014;

•	net cash provided by operating activities of approximately $1.0 billion compared to $1.4 billion for the nine months ended September 30, 2014;

•	capital expenditures, excluding acquisitions, of approximately $424 million compared to $1.2 billion for the nine months ended September 30, 2014; and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	311 wells drilled (308 successful) compared to 678 wells drilled (677 successful) for the nine months ended September 30, 2014.
Reduction and Suspension of Distribution
In January 2015, the Company reduced its distribution to $1.25 per unit, from the previous level of $2.90 per unit, on an annualized basis. Monthly distributions were paid by the Company through September 2015. In October 2015, following the recommendation from management, the Company’s Board of Directors determined to suspend payment of the Company’s distribution and reserve any excess cash. The Company’s Board of Directors and management believe this suspension to be in the best long-term interest of all Company stakeholders. The Company’s Board of Directors will continue to evaluate the Company’s ability to reinstate the distribution. For additional information, see “Distribution Practices” below.
Reduction of 2015 Oil and Natural Gas Capital Budget
The Company’s 2015 budget includes a 65% reduction in total capital expenditures to approximately $550 million, from approximately $1.6 billion spent in 2014, and includes approximately $470 million related to its oil and natural gas capital program. The 2015 budget contemplates significantly lower commodity prices as compared to 2014, and the reduction of the capital budget was intended to solidify the Company’s financial position.
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
Alliance with Quantum Energy Partners
The Company signed definitive agreements dated June 30, 2015, with affiliates of private capital investor Quantum Energy Partners (“Quantum”) to fund selected future oil and natural gas acquisitions and the development of those acquired assets (“AcqCo”). See the Company’s Current Report on Form 8-K filed on July 7, 2015, for additional details regarding these agreements.
Divestiture – 2015
On August 31, 2015, the Company, through certain of its wholly owned subsidiaries, completed the sale of its remaining position in Howard County in the Permian Basin (the “Howard County Assets Sale”). Cash proceeds received from the sale of these properties were approximately $276 million. The Company used the net proceeds from the sale to repay a portion of the outstanding indebtedness under the LINN Credit Facility, which included debt initially incurred to fund the repurchase of a portion of its senior notes during 2015 (see Note 6).
Financing Activities
In October 2015, LINN Energy and Berry Petroleum Company, LLC (“Berry”) each entered into an amendment to its credit facility. See Note 6 for additional details.
The spring 2015 semi-annual borrowing base redetermination of the Company’s Credit Facilities, as defined in Note 6, was completed in May 2015, and, as a result of lower commodity prices, the borrowing base under the LINN Credit Facility decreased from $4.5 billion to $4.05 billion and the borrowing base under the Berry Credit Facility decreased from $1.4 billion to $1.2 billion. The fall 2015 semi-annual redetermination was completed in October 2015 and the borrowing base under the LINN Credit Facility was reaffirmed at $4.05 billion; however, the borrowing base will automatically decrease to $3.6 billion

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

on January 1, 2016, subject to any additional reductions for additional junior lien debt issued since this redetermination, if the following conditions are not met on or before December 31, 2015: (i) the issuance by the Company of at least $250 million of additional junior lien debt; (ii) repayment and extinguishment of the Berry Credit Facility; and (iii) the guarantee by Berry of the LINN Credit Facility or the merger or consolidation of Berry with a guarantor under the LINN Credit Facility. Notwithstanding this, borrowing availability under the LINN Credit Facility will be limited to $3.6 billion (which amount includes the outstanding $500 million term loan) until the earlier of a) January 1, 2016 or b) the date of the actions described in the prior sentence. The borrowing base under the Berry Credit Facility decreased from $1.2 billion to $900 million.
Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs, along with the maturity schedule of the Company’s hedges, may impact future redeterminations.
In connection with the reduction in Berry’s borrowing base in October 2015, Berry repaid $300 million of borrowings outstanding under the Berry Credit Facility. In connection with the reduction in Berry’s borrowing base in May 2015, LINN Energy borrowed $250 million under the LINN Credit Facility, which it contributed to Berry to post as restricted cash with Berry’s lenders. As directed by LINN Energy, the $250 million was deposited on Berry’s behalf in a security account with the administrative agent subject to a security control agreement. Berry’s ability to withdraw funds from this account is subject to a concurrent reduction of the borrowing base under the Berry Credit Facility or lender’s consent in connection with a redetermination of such borrowing base. The $250 million may be used to satisfy obligations under the Berry Credit Facility or, subject to restrictions in the indentures governing Berry’s senior notes, may be returned to LINN Energy in the future.
During the nine months ended September 30, 2015, the Company, under its equity distribution agreement, sold 3,621,983 units representing limited liability company interests at an average unit price of $12.37 for net proceeds of approximately $44 million (net of approximately $448,000 in commissions). The Company used the net proceeds for general corporate purposes, including the open market repurchases of a portion of its senior notes (see Note 6). At September 30, 2015, units totaling approximately $455 million in aggregate offering price remained available to be sold under the agreement.
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
During the nine months ended September 30, 2015, the Company repurchased, through privately negotiated transactions and on the open market, approximately $783 million of its outstanding senior notes. See Note 6 for additional details.
Commodity Derivatives
During the nine months ended September 30, 2015, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for May 2015 through December 2017 to hedge exposure to differentials in certain producing areas, and oil swaps for April 2015 through December 2015. In addition, the Company entered into natural gas basis swaps for May 2015 through December 2016 to hedge exposure to the differential in California, where it consumes natural gas in its heavy oil development operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

	Three Months Ended September 30,
	2015	2014	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$156,641	$221,374	$(64,733)
Oil sales	241,467	614,407	(372,940)
NGL sales	29,137	101,677	(72,540)
Total oil, natural gas and NGL sales	427,245	937,458	(510,213)
Gains on oil and natural gas derivatives	549,029	451,702	97,327
Marketing and other revenues	22,030	45,955	(23,925)
	998,304	1,435,115	(436,811)
Expenses:
Lease operating expenses	154,086	191,630	(37,544)
Transportation expenses	54,915	53,412	1,503
Marketing expenses	9,359	31,574	(22,215)
General and administrative expenses (1)	60,113	75,384	(15,271)
Exploration costs	3,072	7,850	(4,778)
Depreciation, depletion and amortization	207,218	290,287	(83,069)
Impairment of long-lived assets	2,255,080	603,250	1,651,830
Taxes, other than income taxes	46,238	66,770	(20,532)
Gains on sale of assets and other, net	(166,980)	(35,803)	(131,177)
	2,623,101	1,284,354	1,338,747
Other income and (expenses)	57,657	(155,894)	213,551
Loss before income taxes	(1,567,140)	(5,133)	(1,562,007)
Income tax expense (benefit)	2,177	(1,033)	3,210
Net loss	$(1,569,317)	$(4,100)	$(1,565,217)

(1)
General and administrative expenses for the three months ended September 30, 2015, and September 30, 2014, include approximately $13 million and $9 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended September 30,
	2015	2014	Variance
Average daily production:
Natural gas (MMcf/d)	644	600	7%
Oil (MBbls/d)	63.1	74.0	(15)%
NGL (MBbls/d)	29.2	33.5	(13)%
Total (MMcfe/d)	1,198	1,245	(4)%

Weighted average prices: (1)
Natural gas (Mcf)	$2.64	$4.01	(34)%
Oil (Bbl)	$41.58	$90.31	(54)%
NGL (Bbl)	$10.84	$33.01	(67)%

Average NYMEX prices:
Natural gas (MMBtu)	$2.77	$4.06	(32)%
Oil (Bbl)	$46.43	$97.17	(52)%

Costs per Mcfe of production:
Lease operating expenses	$1.40	$1.67	(16)%
Transportation expenses	$0.50	$0.47	6%
General and administrative expenses (2)	$0.55	$0.66	(17)%
Depreciation, depletion and amortization	$1.88	$2.54	(26)%
Taxes, other than income taxes	$0.42	$0.58	(28)%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the three months ended September 30, 2015, and September 30, 2014, include approximately $13 million and $9 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $510 million or 54% to approximately $427 million for the three months ended September 30, 2015, from approximately $937 million for the three months ended September 30, 2014, due to lower oil, natural gas and NGL prices and lower production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $283 million, $81 million and $59 million, respectively.
Average daily production volumes decreased to approximately 1,198 MMcfe/d for the three months ended September 30, 2015, from 1,245 MMcfe/d for the three months ended September 30, 2014. Lower oil and NGL production volumes resulted in a decrease in revenues of approximately $90 million and $13 million, respectively. Higher natural gas production volumes resulted in an increase in revenues of approximately $16 million.
The following table sets forth average daily production by region:

	Three Months Ended September 30,
	2015	2014	Variance
Average daily production (MMcfe/d):
Rockies	429	333	96	29%
Hugoton Basin	254	201	53	27%
California	183	172	11	6%
Mid-Continent	105	289	(184)	(64)%
Permian Basin	77	154	(77)	(50)%
TexLa	87	51	36	71%
South Texas	32	12	20	158%
Michigan/Illinois	31	33	(2)	(8)%
	1,198	1,245	(47)	(4)%
The increase in average daily production volumes in the Rockies region primarily reflects the impact of the acquisition of properties from subsidiaries of Devon Energy Corporation (the “Devon Assets Acquisition”) on August 29, 2014, and development capital spending. The increase in average daily production volumes in the Hugoton Basin region primarily reflects the impact of the properties received in the exchange with Exxon Mobil Corporation and its affiliates, including its wholly owned subsidiary XTO Energy Inc. (“Exxon XTO”), on August 15, 2014, and the acquisition of properties from Pioneer Natural Resources Company (the “Pioneer Assets Acquisition”) on September 11, 2014. The increase in average daily production volumes in the California region primarily reflects the impact of the properties received in the exchange with Exxon Mobil Corporation (“ExxonMobil”) on November 21, 2014, and development capital spending. The decrease in average daily production volumes in the Mid-Continent region primarily reflects lower production volumes as a result of the properties sold to privately held institutional affiliates of EnerVest, Ltd. and its joint venture partner FourPoint Energy, LLC (the “Granite Wash Assets Sale”) on December 15, 2014, partially offset by the impact of the Devon Assets Acquisition. The decrease in average daily production volumes in the Permian Basin region primarily reflects lower production volumes as a result of the properties relinquished in the two exchanges with Exxon XTO and ExxonMobil, the properties sold to Fleur de Lis Energy, LLC (the “Permian Basin Assets Sale”) on November 14, 2014, and the Howard County Assets Sale on August 31, 2015. The increase in average daily production volumes in the TexLa region primarily reflects the impact of the Devon Assets Acquisition. Average daily production volumes in the South Texas region reflect the impact of the Devon Assets Acquisition. The decrease in average daily production volumes in the Michigan/Illinois region primarily reflects a low-decline asset base and minimal development capital spending.
Gains (Losses) on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $549 million and $452 million for the three months ended September 30, 2015, and September 30, 2014, respectively, representing an increase of approximately $97 million. Gains on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
During the three months ended September 30, 2015, the Company had commodity derivative contracts for approximately 81% of its natural gas production and 87% of its oil production. During the three months ended September 30, 2014, the Company had commodity derivative contracts for approximately 81% of its natural gas production and 93% of its oil production. The Company does not hedge the portion of natural gas production used to economically offset natural gas consumption related to its heavy oil development operations in California.
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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing and other revenues decreased by approximately $24 million or 52% to approximately $22 million for the three months ended September 30, 2015, from approximately $46 million for the three months ended September 30, 2014. The decrease was primarily due to lower revenues generated by the Jayhawk natural gas processing plant in Kansas, lower electricity sales revenues generated by the Company’s California cogeneration facilities and the impact of properties sold during the fourth quarter of 2014, partially offset by higher helium sales revenue in the Hugoton Basin.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $38 million or 20% to approximately $154 million for the three months ended September 30, 2015, from approximately $192 million for the three months ended September 30, 2014. The decrease was primarily due to lower costs as a result of the properties sold during the fourth quarter of 2014, a decrease in steam costs caused by lower prices for natural gas used in steam generation and cost savings initiatives, partially offset by costs associated with properties acquired during the third quarter of 2014. Lease operating expenses per Mcfe also decreased to $1.40 per Mcfe for the three months ended September 30, 2015, from $1.67 per Mcfe for the three months ended September 30, 2014.
Transportation Expenses
Transportation expenses increased by approximately $2 million or 3% to approximately $55 million for the three months ended September 30, 2015, from approximately $53 million for the three months ended September 30, 2014. The increase was primarily due to costs associated with properties acquired during the third quarter of 2014 partially offset by lower costs as a result of the properties sold during the fourth quarter of 2014. Transportation expenses per Mcfe also increased to $0.50 per Mcfe for the three months ended September 30, 2015, from $0.47 per Mcfe for the three months ended September 30, 2014.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses decreased by approximately $23 million or 70% to approximately $9 million for the three months ended September 30, 2015, from approximately $32 million for the three months ended September 30, 2014. The decrease was primarily due to lower expenses associated with the Jayhawk natural gas processing plant in Kansas and lower electricity generation expenses incurred by the Company’s California cogeneration facilities.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses decreased by approximately $15 million or 20% to approximately $60 million for the three months ended September 30, 2015, from approximately $75 million for the three months ended September 30, 2014. The decrease was primarily due to lower acquisition expenses and salaries and benefits related expenses. General and administrative expenses per Mcfe also decreased

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

to $0.55 per Mcfe for the three months ended September 30, 2015, from $0.66 per Mcfe for the three months ended September 30, 2014.
Exploration Costs
Exploration costs decreased by approximately $5 million or 61% to approximately $3 for the three months ended September 30, 2015, from approximately $8 million for the three months ended September 30, 2014. The decrease was primarily due to lower leasehold impairment expenses on unproved properties partially offset by higher seismic data expenses.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $83 million or 29% to approximately $207 million for the three months ended September 30, 2015, from approximately $290 million for the three months ended September 30, 2014. The decrease was primarily due to the divestitures of properties in 2014 with higher rates compared to the rates of properties acquired in 2014, as well as lower rates as a result of the impairments recorded in the prior year and the first quarter of 2015, and lower total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $1.88 per Mcfe for the three months ended September 30, 2015, from $2.54 per Mcfe for the three months ended September 30, 2014.
Impairment of Long-Lived Assets
The Company recorded the following noncash impairment charges (before and after tax) associated with proved oil and natural gas properties:

	Three Months Ended September 30,
	2015	2014
	(in thousands)

Rockies region	$1,182,337	$—
California region	330,311	—
TexLa region	375,567	—
Mid-Continent region	366,865	—
Permian Basin region	—	603,250
	$2,255,080	$603,250
The impairment charges in 2015 were due to a decline in commodity prices and the Company’s estimates of proved reserves, and the impairment in 2014 was due to the divestiture of certain high valued unproved properties in the Midland Basin in which the expected cash flows were previously included in the impairment assessment for proved oil and natural gas properties.
Gains on Sale of Assets and Other, Net
During the three months ended September 30, 2015, the Company recorded a net gain of approximately $174 million, including costs to sell of approximately $1 million, on the Howard County Assets Sale. During the three months ended September 30, 2014, the Company recorded a net gain of approximately $45 million, including costs to sell of approximately $3 million, on the noncash exchange of a portion of its Permian Basin properties to Exxon XTO for properties in the Hugoton Basin. See Note 2 for additional details of the divestiture and exchange of properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Taxes, Other Than Income Taxes

	Three Months Ended September 30,
	2015	2014	Variance
	(in thousands)

Severance taxes	$14,621	$37,986	$(23,365)
Ad valorem taxes	26,027	24,513	1,514
California carbon allowances	5,548	4,202	1,346
Other	42	69	(27)
	$46,238	$66,770	$(20,532)
Taxes, other than income taxes decreased by approximately $21 million or 31% for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas and NGL prices and lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased primarily due to acquisitions completed during the third quarter of 2014. California carbon allowances increased primarily due to an increase in estimated emissions for which credits are needed and higher costs for acquired allowances.
Other Income and (Expenses)

	Three Months Ended September 30,
	2015	2014	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(138,383)	$(154,047)	$15,664
Gain on extinguishment of debt	197,741	—	197,741
Other, net	(1,701)	(1,847)	146
	$57,657	$(155,894)	$213,551
Other income and (expenses) decreased by approximately $214 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. Interest expense decreased primarily due to lower outstanding debt during the period and lower amortization of financing fees and expenses primarily related to the bridge loan and term loan that were repaid during 2014, partially offset by a decrease in capitalized interest. In addition, for the three months ended September 30, 2015, the Company recorded a gain on extinguishment of debt of approximately $198 million as a result of the repurchases of a portion of its senior notes. See “Debt” under “Liquidity and Capital Resources” below for additional details.
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $2 million for the three months ended September 30, 2015, compared to an income tax benefit of approximately $1 million for the three months ended September 30, 2014. The income tax expense is primarily due to higher income from the Company’s taxable subsidiaries during the three months ended September 30, 2015, compared to the same period in 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Net Income (Loss)
Net loss increased to approximately $1.6 billion for the three months ended September 30, 2015, from approximately $4 million for the three months ended September 30, 2014. The increase was primarily due to higher impairment charges and lower production revenues, partially offset by lower other expenses and higher gains on oil and natural gas derivatives. See discussions above for explanations of variances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2015	2014	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$478,645	$653,113	$(174,468)
Oil sales	787,158	1,861,561	(1,074,403)
NGL sales	108,430	329,511	(221,081)
Total oil, natural gas and NGL sales	1,374,233	2,844,185	(1,469,952)
Gains (losses) on oil and natural gas derivatives	782,622	(198,579)	981,201
Marketing and other revenues	79,824	120,047	(40,223)
	2,236,679	2,765,653	(528,974)
Expenses:
Lease operating expenses	467,759	570,564	(102,805)
Transportation expenses	164,250	143,896	20,354
Marketing expenses	47,359	75,920	(28,561)
General and administrative expenses (1)	237,731	221,518	16,213
Exploration costs	4,032	10,492	(6,460)
Depreciation, depletion and amortization	637,964	832,523	(194,559)
Impairment of long-lived assets	2,787,697	603,250	2,184,447
Taxes, other than income taxes	158,317	201,014	(42,697)
Gains on sale of assets and other, net	(197,263)	(27,750)	(169,513)
	4,307,846	2,631,427	1,676,419
Other income and (expenses)	(224,117)	(428,859)	204,742
Loss before income taxes	(2,295,284)	(294,633)	(2,000,651)
Income tax expense (benefit)	(7,680)	2,674	(10,354)
Net loss	$(2,287,604)	$(297,307)	$(1,990,297)

(1)
General and administrative expenses for the nine months ended September 30, 2015, and September 30, 2014, include approximately $41 million and $37 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Nine Months Ended September 30,
	2015	2014	Variance
Average daily production:
Natural gas (MMcf/d)	654	525	25%
Oil (MBbls/d)	63.6	73.2	(13)%
NGL (MBbls/d)	28.5	32.6	(13)%
Total (MMcfe/d)	1,206	1,160	4%

Weighted average prices: (1)
Natural gas (Mcf)	$2.68	$4.56	(41)%
Oil (Bbl)	$45.36	$93.10	(51)%
NGL (Bbl)	$13.94	$37.01	(62)%

Average NYMEX prices:
Natural gas (MMBtu)	$2.80	$4.55	(38)%
Oil (Bbl)	$51.00	$99.61	(49)%

Costs per Mcfe of production:
Lease operating expenses	$1.42	$1.80	(21)%
Transportation expenses	$0.50	$0.45	11%
General and administrative expenses (2)	$0.72	$0.70	3%
Depreciation, depletion and amortization	$1.94	$2.63	(26)%
Taxes, other than income taxes	$0.48	$0.63	(24)%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the nine months ended September 30, 2015, and September 30, 2014, include approximately $41 million and $37 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $1.4 billion or 52% to approximately $1.4 billion for the nine months ended September 30, 2015, from approximately $2.8 billion for the nine months ended September 30, 2014, due to lower oil, natural gas and NGL prices partially offset by higher production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $829 million, $334 million and $179 million, respectively.
Average daily production volumes increased to approximately 1,206 MMcfe/d for the nine months ended September 30, 2015, from 1,160 MMcfe/d for the nine months ended September 30, 2014. Lower oil and NGL production volumes resulted in a decrease in revenues of approximately $246 million and $42 million, respectively. Higher natural gas production volumes resulted in an increase in revenues of approximately $160 million.
The following table sets forth average daily production by region:

	Nine Months Ended September 30,
	2015	2014	Variance
Average daily production (MMcfe/d):
Rockies	433	295	138	47%
Hugoton Basin	252	165	87	52%
California	187	167	20	12%
Mid-Continent	102	295	(193)	(65)%
Permian Basin	85	163	(78)	(48)%
TexLa	82	38	44	115%
South Texas	34	4	30	724%
Michigan/Illinois	31	33	(2)	(6)%
	1,206	1,160	46	4%
The increase in average daily production volumes in the Rockies region primarily reflects the impact of the Devon Assets Acquisition on August 29, 2014, and development capital spending. The increase in average daily production volumes in the Hugoton Basin region primarily reflects the impact of the properties received in the exchange with Exxon XTO on August 15, 2014, and the Pioneer Assets Acquisition on September 11, 2014. The increase in average daily production volumes in the California region primarily reflects the impact of the properties received in the exchange with ExxonMobil on November 21, 2014, and development capital spending. The decrease in average daily production volumes in the Mid-Continent region primarily reflects lower production volumes as a result of the Granite Wash Assets Sale on December 15, 2014, partially offset by the impact of the Devon Assets Acquisition.  The decrease in average daily production volumes in the Permian Basin region primarily reflects lower production volumes as a result of the properties relinquished in the two exchanges with Exxon XTO and ExxonMobil, the properties sold in the Permian Basin Assets Sale on November 14, 2014, and the Howard County Assets Sale on August 31, 2015. The increase in average daily production volumes in the TexLa region primarily reflects the impact of the Devon Assets Acquisition. Average daily production volumes in the South Texas region reflect the impact of the Devon Assets Acquisition. The decrease in average daily production volumes in the Michigan/Illinois region primarily reflects a low-decline asset base and minimal development capital spending.
Gains (Losses) on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $783 million for the nine months ended September 30, 2015, compared to losses of approximately $199 million for the nine months ended September 30, 2014, representing a variance of approximately $982 million. Gains on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivatives contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

During the nine months ended September 30, 2015, the Company had commodity derivative contracts for approximately 80% of both its natural gas and oil production. During the nine months ended September 30, 2014, the Company had commodity derivative contracts for approximately 92% of its natural gas production and 93% of its oil production. The Company does not hedge the portion of natural gas production used to economically offset natural gas consumption related to its heavy oil development operations in California.
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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing and other revenues decreased by approximately $40 million or 34% to approximately $80 million for the nine months ended September 30, 2015, from approximately $120 million for the nine months ended September 30, 2014. The decrease was primarily due to lower revenues generated by the Jayhawk natural gas processing plant in Kansas, lower electricity sales revenues generated by the Company’s California cogeneration facilities and the impact of properties sold during the fourth quarter of 2014, partially offset by higher helium sales revenue in the Hugoton Basin.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $103 million or 18% to approximately $468 million for the nine months ended September 30, 2015, from approximately $571 million for the nine months ended September 30, 2014. The decrease was primarily due to lower costs as a result of the properties sold during the fourth quarter of 2014, a decrease in steam costs caused by lower prices for natural gas used in steam generation and cost savings initiatives, partially offset by costs associated with properties acquired during the third quarter of 2014. Lease operating expenses per Mcfe also decreased to $1.42 per Mcfe for the nine months ended September 30, 2015, from $1.80 per Mcfe for the nine months ended September 30, 2014.
Transportation Expenses
Transportation expenses increased by approximately $20 million or 14% to approximately $164 million for the nine months ended September 30, 2015, from approximately $144 million for the nine months ended September 30, 2014. The increase was primarily due to costs associated with properties acquired during the third quarter of 2014 partially offset by lower costs as a result of the properties sold during the fourth quarter of 2014. Transportation expenses per Mcfe also increased to $0.50 per Mcfe for the nine months ended September 30, 2015, from $0.45 per Mcfe for the nine months ended September 30, 2014.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses decreased by approximately $29 million or 38% to approximately $47 million for the nine months ended September 30, 2015, from approximately $76 million for the nine months ended September 30, 2014. The decrease was primarily due to lower expenses associated with the Jayhawk natural gas processing plant in Kansas and lower electricity generation expenses incurred by the Company’s California cogeneration facilities.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses increased by approximately $16 million or 7% to approximately $238 million for the nine months ended September 30, 2015, from approximately $222 million for the nine months ended September 30, 2014. The increase was primarily due to higher advisory fees related to the alliance agreements and higher salaries and benefits related expenses, principally driven by severance costs, partially offset by lower acquisition expenses. General and administrative expenses per Mcfe also increased to $0.72 per Mcfe for the nine months ended September 30, 2015, from $0.70 per Mcfe for the nine months ended September 30, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Exploration Costs
Exploration costs decreased by approximately $6 million or 62% to approximately $4 million for the nine months ended September 30, 2015, from approximately $10 million for the nine months ended September 30, 2014. The decrease was primarily due to lower leasehold impairment expenses on unproved properties partially offset by higher seismic data expenses.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $195 million or 23% to approximately $638 million for the nine months ended September 30, 2015, from approximately $833 million for the nine months ended September 30, 2014. The decrease was primarily due to the divestitures of properties in 2014 with higher rates compared to the rates of properties acquired in 2014, as well as lower rates as a result of the impairments recorded in the prior year and the first quarter of 2015, partially offset by higher total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $1.94 per Mcfe for the nine months ended September 30, 2015, from $2.63 per Mcfe for the nine months ended September 30, 2014.
Impairment of Long-Lived Assets
The Company recorded the following noncash impairment charges (before and after tax) associated with proved oil and natural gas properties:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)

Rockies region	$1,182,337	$—
California region	537,511	—
TexLa region	408,667	—
Mid-Continent region	372,568	—
Shallow Texas Panhandle Brown Dolomite formation	277,914	—
South Texas region	8,700	—
Permian Basin region	—	603,250
	$2,787,697	$603,250
The impairment charges in 2015 were due to a decline in commodity prices and the Company’s estimates of proved reserves, and the impairment in 2014 was due to the divestiture of certain high valued unproved properties in the Midland Basin in which the expected cash flows were previously included in the impairment assessment for proved oil and natural gas properties.
Gains on Sale of Assets and Other, Net
During the nine months ended September 30, 2015, the Company recorded a net gain of approximately $174 million, including costs to sell of approximately $1 million, on the Howard County Assets Sale. During the nine months ended September 30, 2014, the Company recorded a net gain of approximately $45 million, including costs to sell of approximately $3 million, on the noncash exchange of a portion of its Permian Basin properties to Exxon XTO for properties in the Hugoton Basin. See Note 2 for additional details of the divestiture and exchange of properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Taxes, Other Than Income Taxes

	Nine Months Ended September 30,
	2015	2014	Variance
	(in thousands)

Severance taxes	$49,187	$105,867	$(56,680)
Ad valorem taxes	91,923	81,635	10,288
California carbon allowances	17,247	13,328	3,919
Other	(40)	184	(224)
	$158,317	$201,014	$(42,697)
Taxes, other than income taxes decreased by approximately $43 million or 21% for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas and NGL prices partially offset by higher production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, increased primarily due to acquisitions completed during the third quarter of 2014. California carbon allowances increased primarily due to an increase in estimated emissions for which credits are needed and higher costs for acquired allowances.
Other Income and (Expenses)

	Nine Months Ended September 30,
	2015	2014	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(427,584)	$(422,160)	$(5,424)
Gain on extinguishment of debt	213,527	—	213,527
Other, net	(10,060)	(6,699)	(3,361)
	$(224,117)	$(428,859)	$204,742
Other income and (expenses) decreased by approximately $205 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. Interest expense increased primarily due to higher outstanding debt during the period and a decrease in capitalized interest, partially offset by lower amortization of financing fees and expenses primarily related to the bridge loan and term loan that were repaid during 2014. In addition, for the nine months ended September 30, 2015, the Company recorded a gain on extinguishment of debt of approximately $214 million as a result of the repurchases of a portion of its senior notes. See “Debt” under “Liquidity and Capital Resources” below for additional details. Other expenses increased during 2015 primarily due to write-offs of deferred financing fees related to the Credit Facilities.
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized an income tax benefit of approximately $8 million for the nine months ended September 30, 2015, compared to income tax expense of approximately $3 million for the nine months ended September 30, 2014. The income tax benefit was primarily due to lower income from the Company’s taxable subsidiaries during the nine months ended September 30, 2015, compared to the same period in 2014.
Net Income (Loss)
Net loss increased by approximately $2.0 billion or 669% to approximately $2.3 billion for the nine months ended September 30, 2015, from approximately $297 million for the nine months ended September 30, 2014. The increase was

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

primarily due to higher impairment charges and lower production revenues, partially offset by higher gains on oil and natural gas derivatives and lower expenses. See discussions above for explanations of variances.
Liquidity and Capital Resources
The Company utilizes funds from debt and equity offerings, borrowings under its Credit Facilities and net cash provided by operating activities for capital resources and liquidity. To date, the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the nine months ended September 30, 2015, the Company’s total capital expenditures, excluding acquisitions, were approximately $424 million.
See below for details regarding capital expenditures for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Oil and natural gas	$91,439	$351,493	$373,842	$1,138,006
Plant and pipeline	8,887	3,882	13,889	15,545
Other	12,526	13,451	36,701	31,228
Capital expenditures, excluding acquisitions	$112,852	$368,826	$424,432	$1,184,779
For 2015, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $550 million, including approximately $470 million related to its oil and natural gas capital program and approximately $25 million related to its plant and pipeline capital. This estimate reflects amounts for the development of properties associated with previous acquisitions (see Note 2), is under continuous review and subject to ongoing adjustments. The Company expects to fund the capital expenditures primarily with net cash provided by operating activities. At September 30, 2015, there was approximately $1.2 billion of available borrowing capacity under the LINN Credit Facility but less than $1 million available under the Berry Credit Facility, each as defined in Note 6.
In October 2015, LINN Energy and Berry each entered into an amendment to its credit facility.  See Note 6 for additional details.
The spring 2015 semi-annual borrowing base redetermination of the Company’s Credit Facilities was completed in May 2015, and, as a result of lower commodity prices, the borrowing base under the LINN Credit Facility decreased from $4.5 billion to $4.05 billion and the borrowing base under the Berry Credit Facility decreased from $1.4 billion to $1.2 billion. The fall 2015 semi-annual redetermination was completed in October 2015 and the borrowing base under the LINN Credit Facility was reaffirmed at $4.05 billion; however, the borrowing base will automatically decrease to $3.6 billion on January 1, 2016, subject to any additional reductions for additional junior lien debt issued since this redetermination, if the following conditions are not met on or before December 31, 2015: (i) the issuance by the Company of at least $250 million of additional junior lien debt; (ii) repayment and extinguishment of the Berry Credit Facility; and (iii) the guarantee by Berry of the LINN Credit Facility or the merger or consolidation of Berry with a guarantor under the LINN Credit Facility. Notwithstanding this, borrowing availability under the LINN Credit Facility will be limited to $3.6 billion (which amount includes the outstanding $500 million term loan) until the earlier of a) January 1, 2016 or b) the date of the actions described in the prior sentence. The borrowing base under the Berry Credit Facility decreased from $1.2 billion to $900 million.
Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs, along with the maturity schedule of the Company’s hedges, may impact future redeterminations.
In connection with the reduction in Berry’s borrowing base in October 2015, Berry repaid $300 million of borrowings outstanding under the Berry Credit Facility. In connection with the reduction in Berry’s borrowing base in May 2015, LINN Energy borrowed $250 million under the LINN Credit Facility, which it contributed to Berry to post as restricted cash with Berry’s lenders. As directed by LINN Energy, the $250 million was deposited on Berry’s behalf in a security account with the administrative agent subject to a security control agreement. Berry’s ability to withdraw funds from this account is subject to a

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

concurrent reduction of the borrowing base under the Berry Credit Facility or lender’s consent in connection with a redetermination of such borrowing base. The $250 million may be used to satisfy obligations under the Berry Credit Facility or, subject to restrictions in the indentures governing Berry’s senior notes, may be returned to LINN Energy in the future.
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
Statements of Cash Flows
The following is a comparative cash flow summary:

	Nine Months Ended September 30,
	2015	2014	Variance
	(in thousands)
Net cash:
Provided by operating activities	$1,034,769	$1,435,810	$(401,041)
Used in investing activities	(190,540)	(3,836,033)	3,645,493
Provided by (used in) financing activities	(501,232)	2,407,213	(2,908,445)
Net increase in cash and cash equivalents	$342,997	$6,990	$336,007
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2015, was approximately $1.0 billion, compared to approximately $1.4 billion for the nine months ended September 30, 2014. The decrease was primarily due to lower production related revenues principally due to lower commodity prices partially offset by higher cash settlements on derivatives.
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash flow from investing activities:
Acquisition of oil and natural gas properties and joint-venture funding	$—	$(2,601,932)
Capital expenditures	(554,735)	(1,226,616)
Proceeds from sale of properties and equipment and other	364,195	(7,485)
	$(190,540)	$(3,836,033)
The primary use of cash in investing activities is for capital spending, including acquisitions and the development of the Company’s oil and natural gas properties. Capital expenditures decreased primarily due to lower spending on development activities throughout the Company’s various operating regions as a result of the Company’s reduced 2015 capital budget. Proceeds from sale of properties and equipment and other for the nine months ended September 30, 2015, include approximately $276 million in net cash proceeds received from the Howard County Assets Sale in August 2015 (see Note 2).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financing Activities
Cash used in financing activities for the nine months ended September 30, 2015, was approximately $501 million, compared to cash provided by financing activities of approximately $2.4 billion for the nine months ended September 30, 2014. The decrease in financing cash flow needs was primarily attributable to decreased capital expenditures and acquisition activity during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Proceeds from borrowings:
LINN Credit Facility	$1,405,000	$1,900,000
Senior notes	—	1,100,024
Bridge loan and term loan	—	2,300,000
	$1,405,000	$5,300,024
Repayments of debt:
LINN Credit Facility	$(1,145,000)	$(950,000)
Senior notes	(556,909)	(206,124)
Bridge loan	—	(1,000,000)
	$(1,701,909)	$(2,156,124)
In addition, in May 2015, LINN Energy borrowed $250 million under the LINN Credit Facility, which it contributed to Berry to post as restricted cash with Berry’s lenders (see Note 6).
Debt
The following summarizes the Company’s outstanding debt:

	September 30, 2015	December 31, 2014
	(in thousands, except percentages)

LINN credit facility	$2,305,000	$1,795,000
Berry credit facility	1,173,175	1,173,175
Term loan	500,000	500,000
6.50% senior notes due May 2019	1,159,215	1,200,000
6.25% senior notes due November 2019	1,483,928	1,800,000
8.625% senior notes due April 2020	1,123,483	1,300,000
6.75% Berry senior notes due November 2020	261,100	299,970
7.75% senior notes due February 2021	963,774	1,000,000
6.50% senior notes due September 2021	502,010	650,000
6.375% Berry senior notes due September 2022	572,700	599,163
Net unamortized discounts and premiums	(16,109)	(21,499)
Total debt, net	$10,028,276	$10,295,809
During the nine months ended September 30, 2015, the Company repurchased, through privately negotiated transactions and on the open market, approximately $783 million of its outstanding senior notes as follows:

•	6.50% senior notes due May 2019 – $41 million;

•	6.25% senior notes due November 2019 – $316 million;

•	8.625% senior notes due April 2020 – $177 million;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	6.75% Berry senior notes due November 2020 – $39 million;

•	7.75% senior notes due February 2021 – $36 million;

•	6.50% senior notes due September 2021 – $148 million; and

•	6.375% Berry senior notes due September 2022 – $26 million.
At September 30, 2015, there was approximately $1.2 billion of available borrowing capacity under the LINN Credit Facility but less than $1 million available under the Berry Credit Facility. For additional information related to the Company’s outstanding debt, see Note 6. The Company plans to file Berry’s stand-alone financial statements with the Securities and Exchange Commission at a later date.
Financial Covenants
The Credit Facilities, as amended in October 2015, contain requirements and financial covenants, among others, to maintain: 1) a ratio of EBITDA to Interest Expense (as each term is defined in the LINN Credit Facility) and Adjusted EBITDAX to Interest Expense (as each term is defined in the Berry Credit Facility) (“Interest Coverage Ratio”) for the preceding four quarters of greater than 2.5 to 1.0 currently, 2.0 to 1.0 from December 31, 2015 through December 31, 2016, 2.25 to 1.0 from March 31, 2017 through June 30, 2017 and returning to 2.5 to 1.0 thereafter, and 2) a ratio of adjusted current assets to adjusted current liabilities (as described in the LINN Credit Facility) and Current Assets to Current Liabilities (as each term is defined in the Berry Credit Facility) (“Current Ratio”) as of the last day of any fiscal quarter of greater than 1.0 to 1.0. The Interest Coverage Ratio is intended as a measure of the Company’s ability to make interest payments on its outstanding indebtedness and the Current Ratio is intended as a measure of the Company’s solvency. The Company is required to demonstrate compliance with each of these ratios on a quarterly basis. The following represents the calculations of the Interest Coverage Ratio and the Current Ratio as presented to the lenders under the Credit Facilities:

	At or for the Quarter Ended
	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	Twelve Months Ended September 30, 2015
LINN Credit Facility:
Interest Coverage Ratio	2.7	2.9	3.0	3.4	3.0
Current Ratio	2.6	3.0	2.9	2.8	2.8
Berry Credit Facility:
Interest Coverage Ratio	6.5	1.7	2.6	2.2	3.3
Current Ratio (1)	0.6	0.6	0.5	2.0	2.0
Current Ratio (consolidated) (1)	2.9	3.2	2.9	2.6	2.6

(1)	The Berry Credit Facility allows Berry to demonstrate its compliance with the Current Ratio financial covenant on a consolidated basis with LINN Energy for up to three quarters of each calendar year.
The Company has included disclosure of the Interest Coverage Ratio for the twelve months ended September 30, 2015, and the Current Ratio as of September 30, 2015, to demonstrate its compliance for the quarter ended September 30, 2015, as well as the Interest Coverage Ratio for each of the preceding four quarters on an individual basis (rather than on a last twelve months basis) and the Current Ratio as of the end of each of the preceding four quarters to provide investors with trend information about the Company’s ongoing compliance with these financial covenants. If the Company fails to demonstrate compliance with either or both of the Interest Coverage Ratio or the Current Ratio as of the end of the quarter and such failure continues beyond applicable cure periods, an event of default would occur and the Company would be unable to make additional borrowings and outstanding indebtedness may be accelerated. The Company depends, in part, on its Credit Facilities for future capital needs. In addition, the Company has drawn on the LINN Credit Facility to fund or partially fund cash distribution payments. Absent such borrowings, the Company would have at times experienced a shortfall in cash available to pay the declared cash distribution amount. For additional information, see “Distribution Practices” below.
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
At-the-Market Offering Program
The Company’s Board of Directors has authorized the sale of up to $500 million of units under an at-the-market offering program. Sales of units, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Select Market, any other national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of units for general corporate purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt.
During the nine months ended September 30, 2015, the Company, under its equity distribution agreement, sold 3,621,983 units representing limited liability company interests at an average unit price of $12.37 for net proceeds of approximately $44 million (net of approximately $448,000 in commissions). In connection with the issuance and sale of these units, the Company also incurred professional services expenses of approximately $459,000. The Company used the net proceeds for general corporate purposes, including the open market repurchases of a portion of its senior notes (see Note 6). At September 30, 2015, units totaling approximately $455 million in aggregate offering price remained available to be sold under the agreement.
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

Distributions
Under the Company’s limited liability company agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions over the next four quarters. The following provides a summary of distributions paid by the Company during the nine months ended September 30, 2015:

Date Paid	Distributions Per Unit	Total Distributions
		(in millions)

September 2015	$0.1042	$37
August 2015	$0.1042	$37
July 2015	$0.1042	$37
June 2015	$0.1042	$37
May 2015	$0.1042	$35
April 2015	$0.1042	$35
March 2015	$0.1042	$35
February 2015	$0.1042	$35
January 2015	$0.1042	$35
In October 2015, the Company’s Board of Directors determined to suspend payment of the Company’s distribution. For additional information, see “Distribution Practices” below.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements.
Contingencies
See Part II. Item 1. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.
Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2014 Annual Report on Form 10-K. With the exception of the repurchases of approximately $783 million of its outstanding senior notes, there have been no significant changes to the Company’s contractual obligations since December 31, 2014. See Note 6 for additional information about the Company’s debt instruments.
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

The Company’s Board of Directors reviews historical financial results and forecasts for future periods, including oil and natural gas development activities and the impact of significant acquisitions or dispositions, as well as considers the level of the Company’s indebtedness and its liquidity position in making a determination to increase, decrease or maintain the current level of distribution. If shortfalls are sustained over time and forecasts demonstrate expectations for continued future shortfalls, or the Company’s Board of Directors determines that it is necessary to reserve cash for the future conduct of business, it may determine to reduce, suspend or discontinue paying distributions. For example, in October 2015, following the recommendation from management, the Company’s Board of Directors determined to suspend payment of the Company’s distribution and reserve any excess cash that would otherwise be available for distribution. The Board of Directors will continue to evaluate the Company’s ability to reinstate the distribution using the considerations discussed above.
For 2015, the Company’s Board of Directors approved an oil and natural gas capital budget of approximately $470 million. At this level of capital investment, the Company forecasts a modest decline in production during 2015 while it focuses only on projects that generate an acceptable rate of return in the current low commodity price environment, and plans to balance cash flow and spending. As a result, for 2015, the Company intends to fund interest expense, its total oil and natural gas development costs and distributions to unitholders paid through September 2015 from net cash provided by operating activities, and will present “excess (shortfall) of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors” after deducting total oil and natural gas development costs. Previously, the Company intended to fund interest expense, a portion of its oil and natural gas development costs and distributions to unitholders from net cash provided by operating activities and presented “excess (shortfall) of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors” after deducting only a portion of oil and natural gas development costs.
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

See below for details regarding the discretionary adjustments considered by the Company’s Board of Directors in assessing the appropriate distribution amount for each period, as well as the extent to which sources of funding have been sufficient for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Net cash provided by operating activities	$361,287	$520,175	$1,034,769	$1,435,810
Distributions to unitholders	(111,247)	(240,652)	(323,878)	(721,235)
Excess of net cash provided by operating activities after distributions to unitholders	250,040	279,523	710,891	714,575
Discretionary adjustments considered by the Board of Directors:
Discretionary reductions for a portion of oil and natural gas development costs (1)	NM*	(213,252)	NM*	(606,120)
Development of oil and natural gas properties (2)	(91,439)	NM*	(373,842)	NM*
Cash recoveries of bankruptcy claim (3)	—	—	(2,877)	(2,913)
Cash received (paid) for acquisitions or divestitures – revenues less operating expenses (4)	—	79,555	(2,712)	79,555
Provision for legal matters (5)	—	—	(1,000)	1,598
Changes in operating assets and liabilities and other, net (6)	(47,265)	(57,443)	(184,937)	(69,249)
Excess of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors, including a portion of oil and natural gas development costs (7)	NM*	$88,383	NM*	$117,446
Excess of net cash provided by operating activities after distributions to unitholders and discretionary adjustments considered by the Board of Directors, including total development of oil and natural gas properties (7)	$111,336	NM*	$145,523	NM*

*	Not meaningful due to the 2015 change in presentation.

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

The portion of oil and natural gas development costs includes estimated drilling and development costs associated with projects to convert a portion of non-producing reserves to producing status. However, the amounts do not include the historical cost of acquired properties as those amounts have already been spent in prior periods, were financed primarily with external sources of funding and do not affect the Company’s ability to pay distributions in the current period. The Company’s existing reserves, inventory of drilling locations and production levels will decline over time as a result of development and production activities. Consequently, if the Company were to limit its total capital expenditures to this portion of oil and natural gas development costs and not acquire new reserves, total reserves would decrease over time, resulting in an inability to maintain production at current levels, which could adversely affect the Company’s ability to pay a distribution, if and when resumed. However, the Company’s current total reserves do not include reserve additions that may result from converting existing probable and possible resources to additional proved reserves, potential additional discoveries or technological advancements on the Company’s existing acreage position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

(2)
Represents total capital expenditures for the development of oil and natural gas properties as presented on an accrual basis. For 2015, the Company intends to fund its total oil and natural gas capital program, in addition to interest expense and distributions to unitholders, from net cash provided by operating activities; however, in October 2015, the Company’s Board of Directors approved the suspension of the Company’s distribution. Previously, the Company intended to fund only a portion of its oil and natural gas capital program, in addition to interest expense and distributions to unitholders, from net cash provided by operating activities.

(3)	Represent the recoveries of a bankruptcy claim against Lehman Brothers which was not a transaction occurring in the ordinary course of the Company’s business.

(4)
Represents adjustments to the purchase price of acquisitions and divestitures, based on the Company’s contractual right to revenues less operating expenses for periods from the effective date of a transaction to the closing date of a transaction. When the Company is the buyer, it is legally entitled to revenues less operating expenses generated during this period, and the Company’s Board of Directors has historically made a discretionary adjustment to include this cash in the amount available for distribution. Conversely, when the Company is the seller, the Company’s Board of Directors has historically made a discretionary adjustment to reduce this cash from the amount available for distribution during the period. Beginning with the quarter ended June 30, 2015, the Board decided to no longer make this discretionary adjustment.

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

(7)
Represents the excess (shortfall) of net operating cash flow after distributions to unitholders and discretionary adjustments. Any excess was retained by the Company for future operations, future capital expenditures, future debt service or other future obligations. Any shortfall was funded with cash on hand and/or borrowings under the LINN Credit Facility. In a period where no distribution is paid, the Company will retain all excess of net operating cash flow for future operations, future capital expenditures, future debt service or other future obligations.

Any cash generated by Berry is currently being used by Berry to fund its activities. To the extent that Berry generates cash in excess of its needs and determines to distribute such amounts to LINN Energy, the indentures governing Berry’s senior notes limit the amount it may distribute to LINN Energy to the amount available under a “restricted payments basket,” and Berry may not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Berry indentures. Berry’s restricted payments basket was approximately $563 million at September 30, 2015, and may be increased in accordance with the terms of the Berry indentures by, among other things, 50% of Berry’s future net income, reductions in its indebtedness and restricted investments, and future capital contributions.
A summary of the significant sources and uses of funding for the respective periods is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Net cash provided by operating activities	$361,287	$520,175	$1,034,769	$1,435,810
Distributions to unitholders	(111,247)	(240,652)	(323,878)	(721,235)
Excess of net cash provided by operating activities after distributions to unitholders	250,040	279,523	710,891	714,575
Plus (less):
Net cash provided by (used in) financing activities (excluding distributions to unitholders)	(105,557)	2,702,683	(177,354)	3,128,448
Acquisition of oil and natural gas properties and joint-venture funding	—	(2,576,041)	—	(2,601,932)
Development of oil and natural gas properties	(86,859)	(370,861)	(503,206)	(1,176,478)
Purchases of other property and equipment	(22,242)	(18,727)	(51,529)	(50,138)
Proceeds from sale of properties and equipment and other	305,481	4,245	364,195	(7,485)
Net increase in cash and cash equivalents	$340,863	$20,822	$342,997	$6,990

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

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
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include discussions about the Company’s:

•	business strategy;

•	acquisition strategy;

•	financial strategy;

•	effects of legal proceedings;

•	ability to resume payment of distributions in the future or maintain or grow them after such resumption;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results, including results of acquired properties;

•	plans, objectives, expectations and intentions; and

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
Commodity Price Risk
As an important part of its business strategy, the Company seeks to hedge a significant portion of its forecasted production to reduce exposure to fluctuations in the prices of oil and natural gas and provide long-term cash flow predictability to manage its business, service debt, and if and when resumed, pay distributions. The current direct NGL hedging market is constrained in terms of price, volume, duration and number of counterparties, which limits the Company’s ability to effectively hedge its NGL production. The Company also hedges its exposure to natural gas differentials in certain operating areas but does not currently hedge exposure to oil differentials. By removing a portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in net cash provided by operating activities due to fluctuations in commodity prices.
The appropriate level of production to be hedged is an ongoing consideration and is based on a variety of factors, including current and future expected commodity market prices, cost and availability of put option contracts, the level of acquisition activity and the Company’s overall risk profile, including leverage and size and scale considerations. In addition, when commodity prices are depressed and forward commodity price curves are flat or in backwardation, the Company may determine that the benefit of hedging its anticipated production at these levels is outweighed by its resultant inability to obtain higher revenues for its production if commodity prices recover during the duration of the contracts. As a result, the appropriate percentage of production volumes to be hedged may change over time.
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
At September 30, 2015, the fair value of fixed price swaps, put option contracts and three-way collars was a net asset of approximately $1.7 billion. A 10% increase in the index oil and natural gas prices above the September 30, 2015, prices would result in a net asset of approximately $1.5 billion, which represents a decrease in the fair value of approximately $250 million;

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

conversely, a 10% decrease in the index oil and natural gas prices below the September 30, 2015, prices would result in a net asset of approximately $2.0 billion, which represents an increase in the fair value of approximately $249 million.
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
The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts will likely differ from those estimated at September 30, 2015, and December 31, 2014, and will depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.
The Company cannot be assured that its counterparties will be able to perform under its derivative contracts. If a counterparty fails to perform and the derivative arrangement is terminated, the Company’s cash flows and ability to pay distributions could be impacted.
Interest Rate Risk
At September 30, 2015, the Company had long-term debt outstanding under its credit facilities and term loan of approximately $4.0 billion which incurred interest at floating rates (see Note 6). A 1% increase in the LIBOR would result in an estimated $40 million increase in annual interest expense.
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
At September 30, 2015, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 2.11%. A 1% increase in the average public bond yield spread would result in an estimated $18,000 increase in net income for the nine months ended September 30, 2015. At September 30, 2015, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 3.03%. A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $17 million decrease in net income for the nine months ended September 30, 2015.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
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
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2015 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
For certain statewide class action royalty payment disputes where a reserve has not yet been established, the Company has denied that it has any liability on the claims and has raised arguments and defenses that, if accepted by the courts, will result in no loss to the Company. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Item 1A.	Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our units are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015. Except as set forth below, as of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission.
Our Board of Directors has the ability to reserve any or all of our cash on hand at the end of a quarter for purposes other than distribution to unitholders, including reduction of indebtedness.
Although we may have generated sufficient net cash provided by operating activities during any particular quarter, our Board of Directors has the ability under our limited liability company agreement to establish a cash reserve, which could encompass all of the cash otherwise available for distribution, to provide for the proper conduct of our business in both the short and long term. To provide for the proper conduct of our business, the Board of Directors can determine to reserve cash to reduce indebtedness, among other things. For example, in October 2015, our Board of Directors approved a suspension of our distribution. Our decision to reserve all of our cash on hand for such allowed purposes and not distribute it may significantly impact our unitholders, as well as our business and operations. The market value of our units may remain depressed or further decrease unless and until we resume a distribution. In addition, further refinancing or restructuring of our debt may require us to accept covenants that further restrict our ability to reinstate distributions. External perceptions of the health of our business and our liquidity may also be impacted, which could further limit our ability to access capital markets, cause our vendors to tighten our credit terms and cause a strain in our relationship with landowners and other business partners.
If we are unable to generate enough cash flow from operations to service our indebtedness or are unable to use future borrowings to refinance our indebtedness or fund other capital needs, we may have to undertake alternative financing plans, which may have onerous terms or may be unavailable.
We cannot assure you that our business will generate sufficient cash flow from operations to service our outstanding indebtedness, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other capital needs. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring all or a portion of our debt;

•	obtaining alternative financing;

•	selling assets;

•	reducing or delaying capital investments;

•	seeking to raise additional capital; or

•	revising or delaying our strategic plans.
However, we cannot assure you that we would be able to implement alternative financing plans, if necessary, on commercially reasonable terms or at all, or that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations and capital requirements or that these actions would be permitted under the terms of our various debt instruments.
Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financing could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects. Any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit

Item 1A.    Risk Factors - Continued

rating, which could harm our ability to incur additional indebtedness on acceptable terms. Further, if for any reason we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable (which would in turn trigger cross-acceleration or cross-default rights between the relevant agreements), the lenders under our Credit Facilities, as defined in Note 6, could terminate their commitments to loan money, and the lenders could foreclose against our assets securing their borrowings and we could be forced into bankruptcy or liquidation. In addition, the lenders under our Credit Facilities could compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on our senior notes. If the amounts outstanding under our Credit Facilities or any of our other indebtedness were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.
We are currently dependent on our Credit Facilities for liquidity. Any further reduction of the borrowing bases under our Credit Facilities could reduce or eliminate our ability to borrow under the Credit Facilities and may require us to repay indebtedness under our Credit Facilities earlier than anticipated, which would adversely impact our liquidity.
Subject to amounts reserved in the discretion of our Board of Directors to provide for the proper conduct of our business, our limited liability company agreement provides that we make distributions to our unitholders of available cash. Therefore, we have not historically accumulated cash to preserve liquidity and have been dependent on the capital markets and our Credit Facilities for liquidity. Due to low commodity prices and other factors, the capital markets have been constrained. Although our Board of Directors approved a suspension of our distribution, if these constraints continue, we will continue to be primarily reliant on our Credit Facilities, and to the extent available, the excess of net cash provided by operating activities, for liquidity.
At September 30, 2015, there was approximately $1.2 billion of available borrowing capacity under the LINN Credit Facility but less than $1 million available under the Berry Credit Facility, each as defined in Note 6. Each of our Credit Facilities is subject to scheduled redeterminations, semi-annually in April and October, of its borrowing base, based primarily on reserve reports using lender commodity price expectations at such time. As a result of lower commodity prices, in May 2015, the borrowing base under the LINN Credit Facility decreased from $4.5 billion to $4.05 billion and the borrowing base under the Berry Credit Facility decreased from $1.4 billion to $1.2 billion. In October 2015, the borrowing base under the LINN Credit Facility was reaffirmed at $4.05 billion, subject to certain conditions related to the Berry Consolidation, as defined in Note 6, and the borrowing base under the Berry Credit Facility decreased from $1.2 billion to $900 million. Continued low commodity prices, reductions in our capital budget and the resulting reserve write-downs, along with the maturity schedule of our hedges, may impact future redeterminations.
To the extent our borrowing bases are reduced to or below the amount of borrowings outstanding, we would be unable to continue to borrow and any excess borrowings may become due within a short time span. We may not have the financial resources to make mandatory prepayments and our liquidity would be significantly impacted.
Unitholders are required to pay taxes on their share of our taxable income, including their share of ordinary income and capital gain upon dispositions of properties by us or cancellation of debt, even if they do not receive any cash distributions from us. A unitholder’s share of our taxable income, gain, loss and deduction, or specific items thereof, may be substantially different than the unitholder’s interest in our economic profits.
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
For example, our previously announced repurchases of approximately $783 million of our outstanding senior notes at prices lower than face amount have resulted, and any similar transactions in the future will result, in the cancellation of debt income that will be allocated to our unitholders. Some or all of our unitholders may be allocated substantial amounts of such taxable income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect to each unitholder would depend on the unitholder's individual tax position with respect to the units; however, taxable income allocations from us, including cancelation of debt income, increase a unitholder’s tax basis in their units.

Item 1A.    Risk Factors - Continued

In addition, we may sell a portion of our properties and use the proceeds to pay down debt or acquire other properties rather than distributing the proceeds to our unitholders, and some or all of our unitholders may be allocated substantial taxable income with respect to that sale. A unitholder’s share of our taxable income upon a disposition of property by us may be ordinary income or capital gain or some combination thereof. Even where we dispose of properties that are capital assets, what otherwise would be capital gains may be recharacterized as ordinary income in order to “recapture” ordinary deductions that were previously allocated to that unitholder related to the same property.
A unitholder’s share of our taxable income and gain (or specific items thereof) may be substantially greater than, or our tax losses and deductions (or specific items thereof) may be substantially less than, the unitholder’s interest in our economic profits. This may occur, for example, in the case of a unitholder who purchases units at a time when the value of our units or of one or more of our properties is relatively low or a unitholder who acquires units directly from us in exchange for property whose fair market value exceeds its tax basis at the time of the exchange. Cash distributions from us decrease a unitholder’s tax basis in its units, and the amount, if any, of excess distributions over a unitholder’s tax basis in its units will, in effect, become taxable income to the unitholder, above and beyond the unitholder’s share of our taxable income and gain (or specific items thereof).
Restrictive covenants in the indentures governing our senior notes and in the LINN Credit Facility could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
The indentures governing our senior notes impose significant operating and financial restrictions on us. These restrictions limit our ability and that of our restricted subsidiaries to, among other things:

•	make distributions to our unitholders or make other restricted payments;

•	incur or guarantee additional indebtedness;

•	create or incur liens;

•	engage in mergers or consolidations or sell or otherwise dispose of all or substantially all of our assets;

•	make certain dispositions and transfers of assets;

•	engage in transactions with affiliates;

•	make investments; and

•	refinance certain indebtedness.
In addition, the LINN Credit Facility contains a number of significant covenants that, among other things, restrict our ability to:

•	dispose of assets;

•	incur or guarantee additional indebtedness;

•	make distributions to our unitholders;

•	create liens on our assets;

•	make investments or acquisitions;

•	repurchase, redeem or retire our capital stock or senior notes;

•	merge or consolidate, or transfer all or substantially all of our assets and the assets of our subsidiaries;

•	engage in specified transactions with subsidiaries and affiliates; and

•	pursue other corporate activities.
We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under the indentures governing our senior notes and under the LINN Credit Facility. The restrictions contained in those indentures and the LINN Credit Facility could:

•	limit our ability to plan for, or react to, market conditions, to meet capital needs or otherwise to restrict our activities or business plan; and

•	adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that would be in our interest.
Also, the LINN Credit Facility requires us to maintain compliance with specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these ratios and financial condition tests may be affected by events beyond our

Item 1A.    Risk Factors - Continued

control and, as a result, we may be unable to meet these ratios and financial condition tests. These financial ratio restrictions and financial condition tests could limit our ability to obtain future financings, make needed capital expenditures, withstand a continued downturn in our business or a downturn in the economy in general or otherwise conduct necessary corporate activities. Further declines in oil, natural gas and NGL prices, or a prolonged period of oil, natural gas and NGL prices at current levels, could eventually result in our failing to meet one or more of the financial covenants under the indentures governing our senior notes or the LINN Credit Facility, which could require us to refinance or amend such obligations resulting in the payment of consent fees or higher interest rates, or require us to raise additional capital at an inopportune time or on terms not favorable to us.
A breach of any of these covenants or our inability to comply with the required financial ratios or financial condition tests could result in a default under our senior notes or the LINN Credit Facility. A default under the LINN Credit Facility or the indentures governing our senior notes, if not cured or waived, could result in acceleration of all indebtedness outstanding thereunder. The accelerated debt would become immediately due and payable, which would in turn trigger cross-acceleration and cross-default rights under our other debt. If that should occur, we may be unable to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us. In addition, if an event of default under the LINN Credit Facility occurred, the lenders could foreclose on the collateral and compel us to apply all of our available cash to repay our borrowings or they could prevent us from making payments on our senior notes. If the amounts outstanding under the LINN Credit Facility, the senior notes or any of our other indebtedness were to be accelerated, our assets may not be sufficient to repay in full the money owed to the lenders or to our other debt holders.
Moreover, any new indebtedness we incur may impose financial restrictions and other covenants on us that may be more restrictive than the LINN Credit Facility or the indentures governing our senior notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors has authorized the repurchase of up to $250 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases. The timing and amounts of any such repurchases are at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements. The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time. The Company did not repurchase any units during the nine months ended September 30, 2015, and as of September 30, 2015, the entire amount remained available for unit repurchase under the program.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number		Description

2.1	—
Purchase and Sale Agreement by and between Linn Energy Holdings, LLC and Linn Operating, Inc., as seller, and Rock Oil Holdings LLC, as buyer, executed on July 2, 2015 (incorporated herein by reference to Exhibit 2.1 to Quarterly Report on Form 10-Q filed on July 30, 2015)

3.1	—
Certificate of Formation of Linn Energy Holdings, LLC (now Linn Energy, LLC) (incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 (File No. 333‑125501) filed on June 3, 2005)

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

10.1*	—	Separation Agreement by and between Linn Operating, Inc. and Kolja Rockov, effective as of August 31, 2015
10.2	—
Seventh Amendment to Sixth Amended and Restated Credit Agreement, dated as of October 21, 2015, among Linn Energy, LLC, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent, and each of the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 22, 2015)

10.3	—
Eleventh Amendment and Borrowing Base Agreement, dated as of October 21, 2015, among Berry Petroleum Company, LLC, as borrower, Wells Fargo Bank, National Association, as administrative agent, and each of the lenders party thereto (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 22, 2015)

31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
31.2*	—	Section 302 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
32.2*	—	Section 906 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINN ENERGY, LLC
(Registrant)

Date: November 5, 2015	/s/ Darren R. Schluter
Darren R. Schluter
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: November 5, 2015	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)