Form 10-K/A
period 2015-12-31
LINN ENERGY, LLC
filed 2016-04-20
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
Documents Incorporated By Reference:
None

EXPLANATORY NOTE
Linn Energy, LLC (“we,” “us,” “our,” “LINN Energy” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”), filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016, solely to disclose all Part III information. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amended Filing includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.
All other items as presented in the Original Filing are unchanged. Except for the foregoing amended information, this Amended Filing does not amend, update or change any other information presented in the Original Filing.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
The Company’s business and affairs are managed by a board of directors (“Board”) and executive officers. All of the Company’s directors are elected annually. Executive officers are appointed for one-year terms. See below for a list of the Company’s directors and executive officers, along with biographical information.
Directors and Executive Officers of the Company

Name	Age	Position with the Company

Mark E. Ellis	60	Chairman, President and Chief Executive Officer
David D. Dunlap	54	Director
Stephen J. Hadden	61	Director
Michael C. Linn	64	Director
Joseph P. McCoy	65	Director
Jeffrey C. Swoveland	61	Director
David B. Rottino	49	Executive Vice President and Chief Financial Officer
Arden L. Walker, Jr.	56	Executive Vice President and Chief Operating Officer
Thomas E. Emmons	47	Senior Vice President – Corporate Services
Jamin B. McNeil	50	Senior Vice President – Houston Division Operations
Candice J. Wells	41	Senior Vice President, General Counsel and Corporate Secretary
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
David D. Dunlap was appointed to the Board in May 2012. Mr. Dunlap is an independent director. Mr. Dunlap also served on the LinnCo, LLC (“LinnCo”) board of directors from May 2012 until February 2013. Mr. Dunlap serves on the Company’s Audit, Compensation, Nominating and Governance and Conflicts Committees. Mr. Dunlap is President and Chief Executive Officer and director of Superior Energy Services, Inc. (Superior), positions that he has held since April 2010. Prior to joining Superior, Mr. Dunlap was Executive Vice President and Chief Operating Officer of BJ Services Company (BJ Services). During a twenty-five year career with BJ Services, he served in a variety of engineering, operations and management positions including President of BJ Services’ International Division and Vice President of Division Sales. Mr. Dunlap is a member of the board of directors of the Texas A&M University Petroleum Engineering Industry Board, The John Cooper School Board of Trustees, the Board of Directors of The Cynthia Woods Mitchell Pavilion, the Woodlands Children’s Museum Board of Directors and holds a position as trustee on the Texas A&M University 12th Man Foundation Board of Trustees.
Stephen J. Hadden was appointed to the Board and the LinnCo board of directors in December 2013. Mr. Hadden is an independent director. Mr. Hadden serves on the Company’s Audit, Compensation and Nominating and Governance Committees. Previously, Mr. Hadden was a director with Berry Petroleum Company, LLC (“Berry”) from February 2011 until its acquisition by the Company and served on its audit and corporate governance and nominating committees. Mr. Hadden was appointed to the board of directors and the compensation committee of the board of directors of FMSA Holdings Inc. and the advisory board of Tennenbaum Capital Partners in January 2015. Mr. Hadden has over 30 years of experience in the oil and gas industry, having served in various management roles for Texaco Inc. (now Chevron Corporation). More recently, Mr. Hadden was Executive Vice President of Worldwide Exploration and Production for Devon Energy Corporation from July 2004 until March 2009 and served on the following entities: the advisory board of the Society of Petroleum Engineers, the upstream committee of the American Petroleum Institute, the Allied Arts Board and the Oklahoma City Petroleum Club Board.

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

Michael C. Linn is the Company’s Founder and an independent director of the Company and has served in that capacity since December 2011 and has been a director of LinnCo since April 2012. Prior to that, he was Executive Chairman of the Board since January 2010. He served as Chairman and Chief Executive Officer from December 2007 to January 2010; Chairman, President and Chief Executive Officer from June 2006 to December 2007; and President, Chief Executive Officer and Director of the Company from March 2003 to June 2006. Following his retirement as an officer of the Company, Mr. Linn formed MCL Ventures LLC (“MCL Ventures”), a private investment vehicle that focuses on purchasing oil and gas royalties as well as non-operated interests in oil and gas wells, subject to the non-competition provisions in his retirement agreement with the Company, and is the President and CEO of MCL Ventures. Mr. Linn also serves on the board of directors of, and is chairman of the compensation committee for, Nabors Industries, Ltd, the board of directors for Black Stone Minerals Company, and the board of directors and chair of conflicts committee of Western Refining Logistics GP, LLC, and is a senior advisor for Quantum Energy Partners, LLC. Mr. Linn was previously a lecturer at the C.T. Bauer College of Business at the University of Houston. Mr. Linn currently serves on: the NPC and the IPAA—past chairman and board member. He previously served on the following: Natural Gas Supply Association—director; National Gas Council – chairman and director; Independent Oil and Gas Associations of New York, Pennsylvania and West Virginia – chairman and president of each and is a past Texas Representative for the Legal and Regulatory Affairs Committee of the Interstate Oil and Gas Compact Commission. He was named the 2011 IPAA Chief Roughneck of the Year, inducted into the All American Wildcatters and received The Woodrow Wilson Award for Public Service in 2013 and 2015. Mr. Linn also serves on the following: Texas Children’s Hospital – president of the board of trustees, chairman of the Promise $475 Million Capital Campaign; M.D. Anderson – board of visitors and development committee; Houston Methodist Hospital – senior cabinet of the President’s Leadership Council; Museum of Fine Arts Houston – board of trustees, building and grounds committee, long-range planning committee and finance committee; Houston Police Foundation – board of directors; Villanova University – founding and honorary member of the Dean’s Advisory Counsel for College of Liberal Arts and Sciences; University of Houston – Board of Visitors; Houston Symphony – Governing Director on the Board of Trustees.
Joseph P. McCoy was appointed to the Board in September 2007 and the LinnCo board of directors in April 2012. Mr. McCoy is an independent director and serves as Chairman of the Company’s and LinnCo’s Audit Committees and is a member of the Company’s Compensation and Nominating and Governance Committees. Mr. McCoy served as Senior Vice President and Chief Financial Officer of Burlington Resources Inc. (“Burlington”) from 2005 until 2006 and Vice President and Controller (Chief Accounting Officer) of Burlington from 2001 until 2005. Prior to joining Burlington, Mr. McCoy spent 27 years with Atlantic Richfield and affiliates in a variety of financial positions. Mr. McCoy joined the board of directors of Scientific Drilling International, Inc. during 2011. Mr. McCoy has served as a member of the board of directors of Global Geophysical Services, Inc. from 2011 to 2015 and Rancher Energy, Inc. and BPI Energy Corp. from 2007 to 2009. Since 2006, other than his service on the Board and the other boards identified above, Mr. McCoy has been retired.
Jeffrey C. Swoveland was appointed to the Board in January 2006. Mr. Swoveland is an independent director. Mr. Swoveland also served on the LinnCo board of directors from April 2012 until February 2013. Mr. Swoveland is the Chairman of the Company’s Compensation Committee and serves on the Company’s Audit, Nominating and Governance and Conflicts Committees. Mr. Swoveland is active in advising and investing in technology startups. From June 2009 through February 2014, Mr. Swoveland served as the Chief Executive Officer of ReGear Life Sciences (formerly known as Coventina Healthcare Enterprises), a medical device company that develops and markets products which reduce pain and increase the rate of healing through therapeutic, deep tissue heating. From May 2006 to June 2009, Mr. Swoveland served as Chief Operating Officer of ReGear Life Sciences. From 2000 to 2006, he served as Chief Financial Officer of BodyMedia, a life-science and bioinformatics company. From 1994 to 2000, he served as Director of Finance, Vice President Finance & Treasurer and Interim Chief Financial Officer of Equitable Resources, Inc., a diversified natural gas company. Mr. Swoveland is also chairman of the board of directors of PDC Energy, Inc.
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

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

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
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who own more than 10% of the Company’s common units to file reports of ownership and changes in ownership concerning the Company’s common units with the SEC and to furnish us with copies of all Section 16(a) forms they file. Based solely upon the Company’s review of the Section 16(a) filings that have been received by us and written representations that no other reports were filed, we believe that all filings required to be made under Section 16(a) during 2015 were timely made.
CORPORATE GOVERNANCE
Governance Guidelines and Codes of Ethics
The Company’s Board has adopted Corporate Governance Guidelines to assist it in the exercise of its responsibility to provide effective governance over the Company’s affairs for the benefit of its unitholders. In addition, the Company has adopted a Code of Business Conduct and Ethics, which sets forth legal and ethical standards of conduct for all the Company’s employees, as well as the Company’s directors. The Company also has adopted a separate code of ethics which applies to the Company’s Chief Executive Officer and Senior Financial Officers. All of these documents are available on the Company’s website, www.linnenergy.com, and will be provided free of charge to any unitholder requesting a copy by writing to the Company’s Corporate Secretary, Linn Energy, LLC, 600 Travis, Suite 5100, Houston, Texas 77002. If any substantive amendments are made to the Code of Ethics for the Company’s Chief Executive Officer and Senior Financial Officers or if the Company grants any waiver, including any implicit waiver, from a provision of such code, the Company will disclose the nature of such amendment or waiver within four business days on its website. The information on the Company’s website is not, and shall not be deemed to be, a part of this filing or incorporated into any other filings the Company makes with the SEC.
Communications to the Company’s Board of Directors
The Company’s Board has a process in place for communication with unitholders. Unitholders should initiate any communications with the Company’s Board in writing and send them to LINN Energy’s Board c/o Candice J. Wells, Senior Vice President, General Counsel and Corporate Secretary, Linn Energy, LLC, 600 Travis, Suite 5100, Houston, Texas 77002. All such communications will be forwarded to the appropriate directors. This centralized process will assist the Company’s Board in reviewing and responding to unitholder communications in an appropriate manner. If a unitholder wishes for a particular director or directors to receive any such communication, the unitholder must specify the name or names of any specific Board recipient or recipients in the communication. Communications to the Company’s Board must include the number of units owned by the unitholder as well as the unitholder’s name, address, telephone number and email address, if any.

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

Meetings of the Company’s Board of Directors; Executive Sessions
The Company’s Board holds regular and special meetings from time to time as may be necessary. Regular meetings may be held without notice on dates set by the Company’s Board. Special meetings of the Company’s Board may be called with reasonable notice to each member upon request of the Chairman of the Board or upon the written request of any three Board members. A quorum for a regular or special meeting will exist when a majority of the members are participating in the meeting either in person or by conference telephone. Any action required or permitted to be taken at a Board meeting may be taken without a meeting, without prior notice and without a vote if all of the members sign a written consent authorizing the action.
During 2015, the Company’s Board held five regular and six special meetings. The standing committees of the Company’s Board held an aggregate of 27 meetings during this period. Each director attended at least 75% of the aggregate number of meetings of the Board and committees on which he served.
The Corporate Governance Guidelines adopted by the Company’s Board provide that the independent directors will meet in executive session at least quarterly, or more frequently if necessary. The lead director will chair the executive sessions of the independent directors.
Leadership Structure
The Nominating Committee believes that Mr. Ellis serving as both Chairman and Chief Executive Officer (CEO) is the most effective leadership structure for the Company because it makes clear that the Chairman of the Board and CEO is responsible for managing the Company’s business under the oversight and review of the Company’s Board, and enables the Company’s CEO to act as a bridge between management and the Board, helping both to act with a common purpose.
Lead Director
The Board, upon recommendation of the Nominating Committee, appointed David D. Dunlap as lead director in February 2013. The Board reviews the lead director position annually. The lead director has clearly defined leadership authority and responsibilities, which include presiding at all meetings of the Board at which the Chairman of the Board is not present, including executive sessions of the independent directors, and serving as liaison between the Chairman of the Board and the independent directors. The Company’s lead director is afforded direct and complete access to the Chairman of the Board at any time as such director deems necessary or appropriate.
Risk Oversight
The Company maintains an Enterprise Risk Management Committee (ERM Committee) composed of members of senior management across all functions of the Company. The ERM Committee is led by the Company’s General Counsel and is tasked with coordinating risk management efforts across the organization to ensure appropriate protection and preservation of the Company’s employees, financial integrity and physical assets. In particular, the ERM Committee ensures that sound policies, procedures and practices are in place for the enterprise-wide management of the Company’s material risks and provides regular reports to the Board.
The Board provides oversight of the Company’s major risk exposures and the steps management has taken to monitor and manage such exposures. The Board also consults with the Compensation Committee of the Board regarding the Company’s major risk exposures and whether the Company’s compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. In January 2016, the Compensation Committee determined that, with respect to 2015, the Company’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.
Committees of the Company’s Board of Directors
The Company’s Board has standing Audit, Compensation and Nominating and Governance Committees. Each member of these committees is an independent director in accordance with the listing standards of the NASDAQ Global Select Market (“NASDAQ”) and applicable SEC rules. The Company’s Board has adopted a written charter for each of these committees,

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

which sets forth each committee’s purposes, responsibilities and authority. Each committee reviews and assesses, on an annual basis, the adequacy of its charter and recommends any proposed modifications. These committee charters are available on the Company’s website at www.linnenergy.com. You may also contact Candice J. Wells, the Company’s Senior Vice President, General Counsel and Corporate Secretary at Linn Energy, LLC, 600 Travis, Suite 5100, Houston, Texas 77002, to request paper copies free of charge. The following is a brief description of the functions and operations of the standing committees of the Company’s Board.
Members of the Committees of the Board of Directors

BOARD MEMBERS	AUDIT COMMITTEE	COMPENSATION COMMITTEE	NOMINATING COMMITTEE
David D. Dunlap
Mark E. Ellis
Stephen J. Hadden
Michael C. Linn
Joseph P. McCoy
Jeffrey C. Swoveland

Chair	Member
Audit Committee
The Audit Committee assists the Company’s Board in its general oversight of the Company’s financial reporting, internal controls, audit functions and oil and natural gas reserves, and is directly responsible for the appointment, retention, compensation and oversight of the work of the Company’s independent public accountant. During 2015, the Audit Committee held six meetings. Each member of the Audit Committee is “independent” as defined by the NASDAQ listing standards and applicable SEC rules, and is financially literate. Mr. McCoy has been designated the “audit committee financial expert.”
The Company’s Audit Committee also reviews, on an annual basis, related party transactions and other specific matters that the Company’s Board believes may involve conflicts of interest. The Audit Committee determines if the related party transaction or resolution of the conflict of interest is in the best interest of the Company. In accordance with the Company’s limited liability company agreement, any conflict of interest matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to the Company and approved by all of the Company’s unitholders. The report of the Company’s Audit Committee appears under the heading “Report of the Audit Committee.”
Compensation Committee
The Compensation Committee’s primary responsibilities are to: (i) approve the compensation arrangements for the Company’s senior management and for the Company’s Board members, including establishment of salaries and bonuses and other compensation for the Company’s executive officers, (ii) to approve any compensation plans in which the Company’s officers and directors are eligible to participate and to administer such plans, including the granting of equity awards or other benefits under any such plans and (iii) to review and discuss with the Company’s management the Compensation Discussion and Analysis to be included in the Company’s annual proxy statement. The Compensation Committee also oversees the preparation of the report on executive compensation for inclusion in the Company’s annual proxy statement.
During 2015, the Compensation Committee held six meetings. Each of the Compensation Committee members is “independent” as defined by the NASDAQ listing standards. All Compensation Committee members are also “non-employee directors” as defined by Rule 16b-3 under the Exchange Act and “outside directors” under Rule 162(m) of the Internal

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

Revenue Code (the “Code”). The report of the Company’s Compensation Committee appears under the heading “Compensation Committee Report.”
Procedures and Processes for Determining Executive and Director Compensation
Please refer to “Compensation Discussion and Analysis – The Compensation Committee,” for a discussion of the Compensation Committee’s procedures and processes for making compensation determinations.
Compensation Committee Interlocks and Insider Participation
No member of the Company’s Compensation Committee serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board or Compensation Committee. No member of the Company’s Compensation Committee has ever been an officer or employee of the Company. There are no family relationships among any of the Company’s directors or executive officers.
Nominating and Governance Committee
The Nominating Committee’s primary responsibilities are to: (i) develop criteria, recruit and recommend candidates for election to the Company’s Board, (ii) develop and recommend corporate governance guidelines to the Company’s Board, and to assist the Company’s Board in implementing such guidelines, (iii) lead the Company’s Board in its annual review of the performance of the Board and its Committees, (iv) review and recommend to the Board amendments, as appropriate, to the Company’s Code of Business Conduct and Ethics and the Company’s Code of Ethics for Chief Executive Officer and Senior Financial Officers and (v) assess the independence of each non-employee director and to determine whether a director qualifies as an “audit committee financial expert.” The Nominating Committee will consider the following qualifications, along with such other individual qualities the Board identifies from time to time, for director nominees:

•	personal and professional integrity and high ethical standards;

•	good business judgment;

•	an excellent reputation in the industry in which the nominee or director is or has been primarily employed;

•	a sophisticated understanding of the Company’s business or similar businesses;

•	curiosity and a willingness to ask probing questions of management;

•	the ability and willingness to work cooperatively with other members of the Board and with the Chief Executive Officer and other senior management; and

•	the ability and willingness to support the Company with his or her preparation for, attendance at and participation in Board meetings.
The Nominating Committee will evaluate each nominee based upon a consideration of a nominee’s qualification as independent and consideration of diversity, age, skills and experience in the context of the needs of the Board as described in the Company’s Corporate Governance Guidelines. The Nominating Committee does not have a policy with regard to the consideration of diversity in identifying director nominees. Diversity, including diversity of experience, professional expertise, gender, race and age, is one factor outlined in the Company’s Corporate Governance Guidelines that the Nominating Committee considers in evaluating a nominee. The Nominating Committee may rely on various sources to identify director nominees. These include input from directors, management, professional search firms and others that the Nominating Committee determines are reliable.
The Nominating Committee will consider director candidate suggestions made by unitholders in the same manner as other candidates. Any such nominations, together with appropriate biographical information, should be submitted to the Chairman of the Nominating and Governance Committee, c/o Candice J. Wells, Senior Vice President, General Counsel and Corporate Secretary, Linn Energy, LLC, 600 Travis, Suite 5100, Houston, Texas 77002.
In 2015, the Nominating Committee held four meetings. Each member of the Nominating Committee is “independent” as defined by the NASDAQ listing standards.

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

There have been no material changes to the procedures by which the Company’s unitholders may recommend nominees to the Board implemented since the Company’s most recent disclosure of such procedures in its proxy statement for the Annual Meeting of Unitholders held on April 21, 2015.
Report of the Audit Committee
The Audit Committee oversees the Company’s financial reporting process on behalf of the Board. Management has the primary responsibility for the preparation of the financial statements and the reporting process, including the systems of internal control.
With respect to the consolidated financial statements for the year ended December 31, 2015, the Audit Committee reviewed and discussed the consolidated financial statements of LINN Energy and the quality of financial reporting with management and the independent public accountant. In addition, it discussed with the independent public accountant the matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (PCAOB) on August 15, 2012. The Audit Committee also discussed with the independent public accountant its independence from LINN Energy and received from the independent public accountant the written disclosures and the letter from the independent public accountant complying with the applicable requirements of the PCAOB regarding the independent public accountant’s communications with the Audit Committee concerning independence. The Audit Committee determined that the non-audit services provided to LINN Energy by the independent public accountant are compatible with maintaining the independence of the independent public accountant.
Based on the reviews and discussions described above, the Audit Committee recommended to the Company’s Board that the consolidated financial statements of LINN Energy be included in the Original Filing.

Submitted By:
Audit Committee
Joseph P. McCoy, Chair David D. Dunlap Stephen J. Hadden Jeffrey C. Swoveland
Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act that might incorporate this Amended Filing or future filings with the SEC, in whole or in part, the preceding report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent the foregoing report is specifically incorporated by reference therein.
Item 11.    Executive Compensation
2015 Highlights and Executive Summary
Pay for performance is a fundamental tenet of the Company’s compensation philosophy. The Company believes that sustainable performance is what ultimately drives unitholder value and that designing a compensation plan that closely aligns the interests of Named Officers (defined below) and unitholders is critical. As a result, a substantial portion of the Company’s Named Officers’ total compensation is tied to the Company’s performance and delivered as incentive compensation, with a relatively small portion of the total delivered as fixed base salary. The Company delivers incentive compensation through the Company’s cash-based Employee Incentive Compensation Program (“EICP”) and the Company’s equity-based Long Term Incentive Plan (“LTIP”), both of which are explained further in “—2015 Executive Compensation Components.”
The Compensation Committee of the Company’s Board (the “Committee”), with the assistance of the Company’s management and the Committee’s independent consultant, oversees, approves and assesses the effectiveness of the Company’s compensation program in relation to the Company’s compensation philosophy and the market for executive

Item 11.    Executive Compensation - Continued

talent. The table below describes each of the elements of the Company’s 2015 executive compensation program and its link to the Company’s compensation objectives.

Compensation Element	Attract and Retain Talented Executives	Align with Unitholder Interests	Provide Total Compensation Tied to Individual Performance	Provide Performance-Based Compensation that is Balanced Between Short and Long-Term Results	Encourage Long-Term Commitment; Maintain Forfeitable Balances
Base Salary	✓		✓
Employee Incentive Compensation Program (EICP)	✓	✓		✓
Long Term Incentive Plan (LTIP)	✓	✓	✓	✓	✓
Benefits, Perquisites and other Compensation (including Severance and Change of Control Arrangements)	✓
As discussed in more detail below in “—The Company’s Executive Compensation Program,” the Committee believes in setting challenging annual goals that focus the Company’s Named Officers on the measures of company performance that create short and long-term value for the Company’s unitholders.
2015 was a challenging year with the Company performing well operationally but hindered by continued low commodity prices that kept unit prices at very low levels throughout the year. The following are highlights:

•	the Company exceeded all quantitative performance targets in each of the four quarters of 2015;

•
the Company demonstrated a continued commitment to a culture of cost reduction to improve its financial strength in a period of extreme commodity price uncertainty resulting in significant cost savings;

•	the Company improved its liquidity position and balance sheet by reducing and later suspending its distribution that will save the Company in excess of $400 million annually; and

•	the Company consummated a series of debt repurchases and debt exchanges that reduced its overall debt balance by approximately $1.9 billion as of December 31, 2015.
The Committee’s primary compensation considerations for 2015 were as follows:

•
the Company exceeded its operational goals for the year. These goals included actual production volumes, total cash costs (including lease operating expenses and general and administrative expenses), cash costs on a per mcfe basis, and cash flow per unit. These metrics and goals are discussed further in “—Performance Measures.”

•
Despite the Company’s success in transforming its asset base through a variety of innovative strategies in 2014, LINN Energy had a negative total unitholder return in 2015 due primarily to an extended period of low commodity prices;

•
The Committee remained focused on continuing and enhancing its performance-oriented pay philosophy to reflect demonstrated performance in both EICP and LTIP awards, including grants of performance units in January 2015, as described below in “—2015 Executive Compensation Components;” and

•
The Committee approved EICP awards at 95% of target for 2015 for the Company’s performance against the Company’s quantitative goals and strategic pathways while accounting for current market conditions (a detailed explanation of the Committee’s method for determining this percentage is further discussed in “—Performance Measures”).

Item 11.    Executive Compensation - Continued

“Say on Pay” Vote
The Company will have its next advisory vote on its executive compensation program at LINN Energy’s 2017 Annual Meeting of Unitholders.
Key Features of the Company’s Executive Compensation Program

The Company’s Executive Compensation Practices (What We Do)
YES
Pay for Performance – The Company’s executives’ total compensation is heavily weighted toward performance-based pay. The Company’s EICP is based on performance against key financial and operational metrics. The ultimate value delivered by the Company’s LTIP is tied to both absolute and relative unitholder return performance. EICP awards and performance unit awards are capped at 200% of cash and unit targets, respectively.

YES
Utilize a Quantitative Process for Cash Awards – The Committee establishes Company performance measures and goals at the beginning of the performance year that are assigned weightings. In considering EICP awards for the year, the Committee scores the Company’s performance on each measure as part of arriving at an overall score that determines the amount of any EICP awards.

YES
External Benchmarking – The Company’s Compensation Committee generally reviews competitive compensation data based on an appropriate group of exploration and production corporations prior to making annual compensation decisions.

YES
Double-Trigger Severance – Upon a change of control, the Company’s employment agreements with the Company’s CEO, CFO, and COO and the Company’s Change of Control Plan confer cash severance benefits only if the employee is actually or constructively terminated during the applicable period.

YES
Independent Compensation Consultant – The Compensation Committee has engaged an independent executive compensation advisor who reports directly to the Compensation Committee and provides no other services to the Company.

Executive Compensation Practices We Have Not Implemented (What We Do Not Do)
NO	New Golden Parachute Excise Tax Gross-Ups – The Company will not offer new excise tax gross-up benefits to future officers.
NO	Repricing – The Company’s LTIP does not permit the repricing of underwater stock options.
NO	Hedging, Pledging or Derivative Trading of LINE or LNCO Securities – These practices are strictly prohibited for all officers, directors and employees of the Company.
NO
Excessive Perquisites – The Company offers limited perquisites to the Company’s Named Officers, consistent with the perquisites offered by the Company’s peer companies, which are intended primarily to offset the cost of tax preparation, financial planning and related expenses.

NO
Egregious Employment Agreements – The Company has not entered into contracts containing multi-year guarantees for salary increase or non-performance-based bonus or equity compensation. The Company has also eliminated the use of employment contracts for new executive officers.

NO
Separate Employment Agreements for Incoming Executives – The Company has not entered into separate employment or change of control agreements with new executive officers. Such executives are subject to the Company’s Change in Control Plan adopted in 2009 and updated in February 2016.

Executive Compensation Overview
The Company uses traditional compensation elements of base salary, annual cash incentives, long-term equity based incentives, and employee benefits to deliver competitive compensation. The Company’s executive compensation programs are administered by an independent compensation committee, with assistance from an independent consultant. The Company generally targets the median of the Company’s peer group for total compensation, while providing the Named Officers with an opportunity to earn higher levels of incentive pay based on the Company’s performance. In 2015, Kolja Rockov resigned as Executive Vice President and Chief Financial Officer, and David Rottino was promoted to the role of Executive Vice President and Chief Financial Officer. The Company’s “Named Officers” for 2015 discussed below are:

Item 11.    Executive Compensation - Continued

•	Mark E. Ellis, the Company’s Chairman, President and Chief Executive Officer;

•	David B. Rottino, the Company’s Executive Vice President and Chief Financial Officer (effective September 1, 2015);

•	Arden L. Walker, Jr., the Company’s Executive Vice President and Chief Operating Officer;

•	Jamin B. McNeil, the Company’s Senior Vice President – Houston Division Operations; and

•	Kolja Rockov, the Company’s Executive Vice President and Chief Financial Officer (resigned effective August 31, 2015).
The sections below address the following topics:

•	the role of the Company’s Compensation Committee in establishing executive compensation;

•	the Company’s process for setting executive compensation;

•	the Company’s compensation philosophy and policies regarding executive compensation; and

•	the Company’s compensation decisions with respect to the Company’s Named Officers.
The Compensation Committee
The Compensation Committee of the Company’s Board has overall responsibility for the approval, evaluation and oversight of all the Company’s compensation plans, policies and programs. The fundamental responsibilities of the Committee are to: (i) establish the goals, objectives and policies relevant to the compensation of the Company’s senior management, and evaluate performance in light of those goals to determine compensation levels, (ii) approve and administer the Company’s incentive compensation plans, (iii) set compensation levels and make awards under incentive compensation plans that are consistent with the Company’s compensation principles and the Company’s performance and (iv) review the Company’s disclosure relating to compensation. The Committee also has responsibility for evaluating compensation paid to the Company’s non-employee directors.
The Compensation Setting Process
Compensation Committee Meetings. The Company’s Compensation Committee holds regular quarterly meetings each year, which coincide with the Company’s quarterly Board meetings. It also holds additional meetings as required to carry out its duties. The Committee Chairman works with the Company’s Corporate Secretary to establish each meeting agenda.
At the regular first quarter meeting, the Committee:

•	considers and approves changes in base salary and EICP targets for the upcoming year;

•
reviews actual results compared to the pre-established performance measures for the previous year to determine 1) annual cash incentive awards for the Company’s executive officers under the EICP and 2) the score used to determine the Company’s portion of EICP awards for its employees;

•
grants equity awards under the Company’s LTIP based on past Company performance and forward-looking retention and establishes performance metrics and the appropriate peer group for the Company’s performance-based LTIP awards;

•
approves the performance measures under the Company’s EICP for the upcoming year, which may include both quantitative financial and operational measures and qualitative performance measures intended to focus on and reward activities that create unitholder value;

•	evaluates the compensation paid to the Company’s non-employee directors and, to the extent it deems appropriate, approves any adjustments; and

•	evaluates and reviews the summary results of the Company’s Board’s written evaluations of the Company’s Chief Executive Officer, as well as the Chief Executive Officer’s self-evaluation.
The Committee receives updates periodically on the Company’s progress toward the goals set at the beginning of the year. At a special meeting of the Committee held in October, the Committee reviews and discusses a compensation analysis prepared

Item 11.    Executive Compensation - Continued

by its independent compensation consultant (please see “Role of Compensation Consultant” below) and begins discussions on compensation for the succeeding calendar year.
The Committee meets in an executive session to consider appropriate compensation for the Company’s Chairman, President and Chief Executive Officer. With respect to compensation for all other Named Officers, the Committee generally meets with the Company’s Chairman, President and Chief Executive Officer outside the presence of all the Company’s other executive officers. When individual compensation decisions are not being considered, the Committee typically meets in the presence of the Company’s Chairman, President and Chief Executive Officer, the Company’s Senior Vice President of Corporate Services and the Company’s General Counsel and Corporate Secretary. Depending upon the agenda for a particular meeting, the Committee may also invite other officers, the Company’s compensation consultant and a representative of the Committee’s compensation consultant to participate in Committee meetings. The Committee also regularly meets in executive session without management to discuss other matters.
Role of Compensation Consultant. The Committee’s Charter grants the Committee the sole and direct authority to retain and terminate compensation advisors and to approve their fees. All such advisors report directly to the Compensation Committee, and all assignments are directed by the Committee Chairman. For 2015, the Committee engaged Meridian Compensation Partners, LLC (“Meridian”) to assist the Committee in assessing and determining competitive compensation packages for the Company’s executive officers. Meridian did no other work for the Company in 2015. Prior to Meridian providing any services in 2015, the Committee assessed the independence of Meridian pursuant to SEC rules and concluded that no conflict of interest exists that would prevent Meridian from independently representing the Committee.
In this capacity, Meridian, at the Committee’s request and under the direction of the Committee Chairman, provides input on the Company’s compensation program and structure generally and makes recommendations on the program design. Meridian also assembled information regarding comparable executive positions among independent oil and natural gas companies. Meridian’s data for 2015 was based primarily on survey sources, and to a lesser extent on data compiled from the public filings of a peer group of various companies.
Compensation Benchmarking Peer Group. The chart below identifies the members of the Company’s 2014 and 2016 compensation benchmarking peer groups. Selection of an appropriate peer group is challenging for the Company due to its size and unique structure. While the Company competes with other upstream master limited partnerships for investors, these companies are significantly smaller in size and are not necessarily appropriate as a peer for compensation purposes. The Committee instead focuses on similarly situated upstream oil and gas companies as the Company’s indicative labor market for talent, thus as compensation benchmarking peers. In selecting companies within that industry sector the Committee considers each company’s market capitalization, enterprise value, asset size, asset mix and revenues to establish comparable scope. For 2015, due to the impact of commodity prices on the market value of the Company and its peers and the state of flux in the industry, the Committee did not use peer market data to set target compensation but rather made decisions based on other factors. Late in 2015, as a result of the significant drop in the Company’s market value, the Committee reevaluated the peer group recognizing that market capitalization is not the only indicator of size and complexity of the Company. At the time of determination, the Company exceeded the median in enterprise value, was in the top quartile in asset size and revenues, but was near the bottom in market capitalization of the new peer group.

Item 11.    Executive Compensation - Continued

Compensation Benchmarking Peer Group*	2014	2016
Antero Resources Corp		X
Cabot Oil & Gas Corporation	X	X
California Resources Corp		X
Cimarex Energy Co		X
Concho Resources Inc.	X	X
Continental Resources, Inc.	X	X
Denbury Resources Inc.	X	X
Devon Energy Corporation	X
Encana Corporation	X	X
Energen Corp		X
EOG Resources, Inc.	X
EP Energy Corp		X
EQT Corp		X
Gulfport Energy Corp		X
Marathon Oil Corporation	X
Murphy Oil Corp		X
Newfield Exploration Company	X	X
Noble Energy, Inc.	X
Pioneer Natural Resources Company	X
QEP Resources, Inc.	X	X
Range Resources Corporation	X	X
SM Energy Co		X
Southwestern Energy Company	X	X
Talisman Energy Inc.	X
Whiting Petroleum Corp		X

*    Benchmarking data was not used in 2015 due to industry conditions
The Committee uses a different peer group for purposes of evaluating the Company’s relative total unitholder return under the performance–based portion of the Company’s LTIP. See “—Long-Term Incentive Compensation” for a description of these peers.
The Company also employs an individual as a consultant to support the Company in managing its executive compensation process. The Company’s consultant did not provide any other services to the Company in 2015.
Role of Executive Officers. Except with respect to his own compensation, the Company’s Chairman, President and Chief Executive Officer, with assistance from the Company’s consultant, plays an important role in the Committee’s establishment of compensation levels for the Company’s executive officers. The most significant aspects of his role in the process are:

•	evaluating performance;

•	recommending EICP award targets and quantitative and qualitative performance measures under the Company’s EICP;

•	recommending base salary levels, actual EICP awards and LTIP awards; and

•	advising the Committee with respect to achievement of performance measures under the EICP.
The Company’s Executive Compensation Program
Compensation Objectives. The Company’s executive compensation program is intended to align executive officer interests with unitholder interests by motivating the Company’s executive officers to achieve strong financial and operating results and ultimately grow the Company’s business. The Company aligns these interests primarily through the Company’s EICP and LTIP programs. These programs achieve the following objectives:

Item 11.    Executive Compensation - Continued

•	attract and retain talented executive officers by providing total compensation levels competitive with that of executives holding comparable positions in similarly-situated organizations;

•	provide total compensation that is supported by individual performance;

•	provide a performance-based compensation component that balances rewards for short-term and long-term results and is tied to company performance; and

•	encourage the long-term commitment of the Company’s executive officers to the Company and to unitholders’ long-term interests.
Compensation Strategy. The Company’s total direct compensation program serves to attract, motivate and retain executives who have the character, industry experience and professional accomplishments required to grow and develop the Company. The Company seeks to align executive compensation with unitholder interests by placing a significant portion of total direct compensation “at risk.”
“At risk” means the executive officer will not realize full value unless:

•
for EICP awards, performance goals are achieved, approximately 65% of which are directly tied to the Company’s quantitative performance targets and 35% of which are associated with the achievement of the Company’s strategic pathways;

•	for restricted unit awards under the Company’s LTIP, the Company maintains or increases LINN Energy’s unit price and reinstates the Company’s per unit distribution; and

•	for performance unit awards under the Company’s LTIP, the Company achieves at least a specified ranking among the Company’s performance peers in total unitholder returns.
The Company’s executive compensation program consists of three principal elements: (i) base salary, (ii) cash incentive opportunities under the EICP based upon the achievement of specific company performance objectives, and (iii) unit-based awards under the LTIP, which provide long-term incentives that are intended to encourage the achievement of superior results over time and to align the interests of executive officers with those of the Company’s unitholders.
To ensure that the Company’s total compensation package is competitive, Meridian typically develops an assessment of industry compensation levels through both an analysis of survey data and information disclosed in compensation benchmarking peer companies’ public filings. While the Committee considers this data when assessing the reasonableness of the Company’s executive officers’ total compensation, it also considers a number of other factors including:

•	historical compensation levels;

•	the specific role the executive plays within the Company;

•	the individual performance of the executive; and

•	the relative compensation levels among the Company’s executive officers.
There is no pre-established policy or target for the Committee’s allocation of total compensation between long-term compensation in the form of LTIP awards and short-term compensation in the form of base salary and EICP awards. The allocation is at the discretion of the Committee and generally is based upon an analysis of how the Company’s peer companies use long-term and short-term compensation to compensate their executive officers. Each year the Committee reviews this peer company data when setting EICP targets and LTIP awards for that year but also considers other factors when granting LTIP awards, including company performance and the individual Named Officer’s performance.
2015 Executive Compensation Components
For 2015, the principal components of compensation for Named Officers were:

•	Short term compensation:

•	base salary

Item 11.    Executive Compensation - Continued

•	employee incentive compensation program

•	Long-term equity compensation in the form of restricted units and performance units

•	Other benefits
Short Term Compensation
Base Salary
The Company provides Named Officers and other employees with a base salary to provide them with a reasonable base level of monthly income relative to their role and responsibilities. Each of the Company’s Named Officers, other than Mr. McNeil, has an employment agreement that provides for a minimum level of base salary and upward adjustments at the discretion of the Company’s Board. For a summary of the material terms of the Named Officers’ employment agreements, please see “Narrative Disclosure to the 2015 Summary Compensation Table.”
Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibilities. During its review of base salaries for executive officers, the Committee primarily considers:

•	survey and published peer data provided by the Committee’s independent compensation consultant;

•	internal review of the executive’s compensation, both individually and relative to other executive officers; and

•	recommendations by the Company’s Chairman, President and Chief Executive Officer (on executives other than himself).
For 2015 and 2016, in connection with a company-wide cost cutting initiative resulting from the dramatic decline in commodity prices, the Committee determined not to raise the annual base salary for any of the Company’s Named Officers. In connection with his promotion to Chief Financial Officer in September 2015, Mr. Rottino’s annual base salary was increased from $470,000 to $500,000. See the “2015 Summary Compensation Table” for more information.
Employee Incentive Compensation Program
EICP Award Targets
The Company’s EICP is an annual cash incentive program which provides guidelines for the calculation of annual cash incentive based compensation. The EICP is intended to focus on and reward achievement of near term financial, operating and strategic priorities that the Company believes drive long-term value for unitholders. The Committee reviews peer data and internal parity in setting EICP award targets and sets EICP award targets for each Named Officer as a percentage of base salary. Actual awards can range up to a maximum of 200% of target depending on the Company and individual performance.
In 2015, no changes were made to EICP award targets for the Company’s Named Officers, as follows:

Named Officer	% of Base Salary
Mark E. Ellis	115%
David B. Rottino	90%
Arden L. Walker, Jr.	90%
Jamin B. McNeil	75%
Kolja Rockov	90%
Performance Measures
In early 2015, the Committee established 1) targets for quantitative performance measures based on the Company’s 2015 budget targets and budget ranges (other than unitholder return) and 2) qualitative strategic pathways designed to align with

Item 11.    Executive Compensation - Continued

the Company’s strategy and future vision for the Company. To ensure the right level of focus on the quantitative performance measures, the Committee decided to weight the quantitative measures at 65% and the qualitative measures at 35% in the determination of the total EICP payout.
To provide the Committee the flexibility it needs to adjust for and react to macroeconomic events, such as dramatic changes in commodity prices or volatile capital markets, or to consider company performance not otherwise reflected in the pre-established performance measures, the Committee prefers not to rely on a purely formulaic approach based on pre-established thresholds resulting in automatic payouts. No payment level is guaranteed and the payment level can never exceed 200% of target. The Committee retains some discretion to determine awards as it thinks appropriate given all the circumstances at the time of award. See “Actual Results” below for the specific 2015 quantitative performance measures and budget targets and the qualitative strategic pathways. To determine the EICP payout levels for 2015, the Committee reviewed 1) the Company’s performance on the quantitative performance measures described below and 2) the Company’s progress on and achievement of the qualitative strategic pathways. With the addition of performance units under the LTIP in 2014, the Committee determined not to use relative unit price performance in determining any awards under the EICP for 2015.
Quantitative Performance Measures
For 2015, 65% of each Named Officer’s EICP award opportunity was based on the Company’s performance with respect to the following measures set at the beginning of 2015:

a)
Operations—measured by actual production volumes, total cash costs (including lease operating expenses and general and administrative expenses) and total cash costs on a per Mcfe basis, each as compared to the Company’s 2015 budget, as revised; and

b)	Ability to Pay Distribution—measured by:

1.	The Company’s cash flow per unit (defined below) compared to the Company’s 2015 budget, as revised; and

2.	The Company’s Distribution Coverage Ratio (defined below) as compared to the Company’s 2015 budget, as revised.
For purposes of determining performance relative to executive compensation, the Company defines cash flow per unit as the Company’s net cash provided by operating activities plus certain discretionary adjustments considered by the Company’s Board divided by the number of LINN Energy units outstanding. The Company defines Distribution Coverage Ratio as net cash provided by operating activities plus discretionary adjustments considered by the Company’s Board divided by total distributions to unitholders.
In setting the measures in January 2015, the Committee determined that the measures above should be weighted equally because the Committee believed that each was a factor important to the Company’s overall performance and none should be given more importance or weight than the others. See “Actual Results” below for how the Committee actually considered the objectives.
Qualitative Strategic Pathways
The other 35% of the EICP award opportunity was based on the Company’s achievement of or progress made on the following qualitative strategic pathways, which were recommended by management and reviewed by the Committee in January 2015:

a)	Operations Excellence;

b)	Integration and Data Management;

c)	Business Development;

d)	Corporate Culture; and

e)	Access to Capital/Optimizing Capital Structure.

Item 11.    Executive Compensation - Continued

Actual Results
Upon completion of the fiscal year, the Committee reviewed and assessed the Company’s performance for each quantitative measure described above relative to the Company’s original budget, and as revised throughout the year (other than unitholder return) and made a subjective determination with respect to the Company’s achievement as compared to those metrics.
Results for 2015 were as follows:

	Revised Budget Target *	Revised Budget Range *	2015 Estimated Performance as of January 2016 (1)
Operations
Volumes (MMcfe/d)	1,142	1,056-1,228	1,188
Total Cash Costs (Lease Operating Expenses and General and Administrative Expenses) ($ in millions)	$1,030	$978-$1,082	$864
Cash Costs per Mcfe (Lease Operating Expenses and General and Administrative Expenses) ($/Mcfe)	$2.47	$2.28-$2.66	$2.00
Ability to Pay Distributions
Cash Flow/Unit	$2.82	$2.54-$3.10	$3.29
Distribution Coverage Ratio (2)

*    Budget targets and ranges were updated throughout the year.

(1)	The Committee based its decisions on estimates of 2015 performance available at the January 2016 Committee Meeting. Actual final results were released in the Original Filing.

(2)	No coverage ratio was calculated as a result of the Company’s decision to suspend its distributions as of October 2015.
In reviewing the quantitative measures, the Committee focused on:
Operations:

1)	The Company exceeded its production volume target by approximately 4%;

2)	The Company significantly reduced cash costs through focused cost cutting measures, vendor cost renegotiations and operational and design improvements; and

3)	The Company optimized its oil and natural gas development program to live within cash flow while generating capital savings of approximately 14%.
Ability to Pay Distributions:

1)	The Company exceeded its cash flow per unit target by approximately 17%; and

2)	The Company suspended its distributions, so coverage ratio was not measured.

Item 11.    Executive Compensation - Continued

The Committee then reviewed the Company’s performance relative to the qualitative strategic pathways and determined the following with respect to those objectives:

Objective	Outstanding Results
Operations Excellence
•    maintenance of a safe and environmentally sound operation.
•    meeting volume goals while focused on cost savings and base optimization efforts.
•    successful capital program execution.
✓
Integration and Data Management
•    improvements in the integration process, defining completion and executing that plan on the targeted acquisitions.
•    development of an information governance plan that includes the creation of a master data management system.
•    improvements in the quality of the Company’s base operational data and development plan for continual data quality.
✓
Business Development
•    continued leadership in mergers and acquisitions in the current climate through creative ventures (e.g. “DrillCo” and “AcqCo”).
•    continued evaluation of the Company’s assets for appropriate divestitures, like-kind exchanges, joint ventures and/or farm-outs to further develop the Company’s assets.
•    continuous improvement of the Company’s coordinated budgeting and strategic planning process.
✓
Corporate Culture
•    continued support of employees, ongoing operations and organizational growth while consistently focusing on the Company’s values.
•    reinforcement of the Company’s commitment to the communities the Company operates in through charitable giving and active community participation.
✓
Access to Capital/Optimizing Capital Structure (Maintain Financial Strength and Flexibility)
•    ability to seek opportunities to manage the Company’s liquidity position, reduce leverage and increase financial flexibility.
•    ability to manage free cash and maximize return on capital.
✓
The Company exceeded its targets for cash flow, volumes and cash costs for the year and executed on all of the Company’s Strategic Pathway goals. However, the Company had to make some difficult decisions to preserve liquidity and better position the Company for long term sustainability in a lower commodity price environment. Certain of these decisions, most notably the suspension of the distribution to unitholders, had a significant impact on relative unitholder return. For 2015, with the addition of the performance unit plan in 2014, the Company eliminated the consideration of relative unitholder return under the EICP. As a result, in reviewing the results of the quantitative and qualitative measures with a focus on the above mentioned factors and considering the objectives of the Company’s compensation program, the Committee determined that an overall score of 95% was appropriate.
Generally, the Committee believes that the Company’s performance is a reflection of executive officer performance in total. The Committee may, however, apply discretion upward or downward to reflect individual performance. For 2015, the Committee did not make any differentiation in EICP awards due to individual performance; thus each Named Officer received 95% of his EICP award target as follows:

Named Officer	EICP Award
Mark E. Ellis	$983,250
David B. Rottino	$427,500
Arden L. Walker, Jr.	$427,500
Jamin B. McNeil	$267,188
Kolja Rockov	$0	*

Item 11.    Executive Compensation - Continued

*    Mr. Rockov terminated employment prior to the award of bonuses and therefore was not entitled to an award.
Long-Term Incentive Compensation
The Company’s LTIP encourages participants to focus on the Company’s long-term performance and provides an opportunity for executive officers and other employees to increase their stake in the Company’s business through grants of the Company’s units based on a three-year vesting period. Long-term incentive awards benefit the Company by:

•	enhancing the link between the creation of unitholder value and long-term executive incentive compensation;

•	maintaining significant forfeitable equity stakes among executives thereby fostering retention; and

•	maintaining competitive levels of total compensation.
LTIP awards are typically made in January and have been intended primarily as forward-looking long-term incentives. In determining the size of the awards generally, the Committee typically uses peer data as a guide and targets the total value of each grant such that each Named Officer’s LTIP award, when combined with base salary and EICP award, would place the executives’ total direct compensation between the median and 75th percentile of similarly situated executives in the Company’s compensation benchmarking peer group, depending on company performance; however, the Committee also considers the Company’s performance in the prior year in determining the ultimate size of the award. The Committee always has discretion to award above the 75th percentile in years where it determines that exceptional performance is achieved and below the median of the peer group in years of poor performance or when economic conditions dictate.
In determining individual LTIP awards in January 2015, the Committee recognized the industry was in a state of flux as a result of commodity prices. The most recent industry data was related to 2014 grants and was not reflective of 2015 market conditions. Based on the Company’s unit price and the availability of units in the LTIP Plan, the Committee elected to reduce the target award value for 2015 by 15% from 2014 award levels to Named Officers. The Committee granted 75% of its awards as restricted units and 25% as performance units. The Committee believes that granting restricted units and performance units results in a simple, straightforward LTIP program and closely aligns the Company with how other exploration and production corporations and master limited partnerships are currently using long-term incentive awards. For example, due to the significant decline in the Company’s unit price, the Company’s Named Officers have endured the same decline in equity value as the Company’s unitholders. Because the Company’s Named Officers receive distributions on vested and unvested units at the same rate as all the Company’s unitholders, they also have endured the loss of value with the suspension of distributions in 2015.
The following table shows the dollar value intended and actual units granted in 2015:

Named Officer	Grant Value *	Restricted Units Awarded	Performance Units Awarded (Target)
Mark E. Ellis	$5,525,000	369,980	123,330
David B. Rottino	$1,912,500	128,070	42,690
Arden L. Walker, Jr.	$1,912,500	128,070	42,690
Jamin B. McNeil	$722,500	48,385	16,130
Kolja Rockov	$1,912,500	128,070	42,690

*
The grant value determined by the Committee and the value reported in the “2015 Summary Compensation Table” and “2015 Grants of Plan Based Awards” vary slightly. The Committee uses an average price over a 20 day period to determine the number of units granted to each Named Officer and the amount shown in the tables is based on the actual price on the date of grant.

Item 11.    Executive Compensation - Continued

Restricted Unit Awards
For the Company’s Named Officers, restricted units have the following terms:

•	awards vest in equal installments over three years;

•
for Named Officers with employment agreements, upon termination of employment (a) by the Company other than for Cause or (b) by the officer with Good Reason (as those terms are defined below under the section titled “Potential Payments Upon Termination or Change of Control”), all restrictions lapse and immediately vest in full;

•
upon termination by reason of death or disability (as those terms are defined below under the section titled “Potential Payments Upon Termination or Change of Control”), all restrictions lapse and immediately vest in full;

•	upon a change of control (as defined in the LTIP), all restrictions lapse and immediately vest in full; and

•
participants, including Named Officers, receive distributions, if any, on all the units awarded (whether vested or unvested), with the units being retained in the Company’s transfer agent’s custody and subject to restrictions on sale or transfer until vested. The Committee does not include amounts received from cash distributions in its calculations of total direct compensation for comparison to the Company’s compensation benchmarking peer group.

Performance Unit Awards
The Committee began granting performance unit awards in 2014. Performance unit awards provide for a target number of phantom units that will pay out in either cash or units (typically determined by the Committee at the time of grant) after a predetermined period of time based on the Company’s relative unitholder return against a performance peer group of comparably sized energy industry companies. The performance period for the 2015 grant runs from January 1, 2015 through December 31, 2017. At the end of the performance period, the number of phantom units that will be paid will increase or decrease by a multiplier, which is based on the relative total unitholder return of the Company’s units relative to the returns of peer company equity. The ranking is determined by comparing the change in the trading price of the Company’s units plus any distributions during such performance period against the Company’s peers’ change in the trading price of their equity plus any distributions or dividends during the same performance period. If the Company’s performance is not sufficient over these periods of time, then the Company’s applicable Named Officers could lose the entire value of these awards.
The performance peer group for each grant is determined at the time of grant. Selecting an appropriate peer group is challenging because the Company has no direct peers since 1) it is substantially larger than the other upstream master limited partnerships, 2) it is in a different line of business than other oil and gas related master limited partnerships and 3) its unit price can behave differently than the upstream C-Corp companies.
In January 2015, the Committee and management reviewed a peer group analysis provided by Meridian. The analysis indicated that the Company units had stronger unitholder return correlations in the current environment with select upstream exploration and production C-Corp companies than it did with the 2014 performance peers, which largely represent the midstream transportation industry segment. As a result, the Committee approved a new performance peer group for the 2015-2017 performance period that included the larger upstream master limited partnerships, supplemented with other select publicly traded upstream C-Corp companies whose stock price most closely correlated with the Company’s at the time. The following chart shows the companies that comprise the peer group that will be used to determine performance for the 2015 performance unit awards:

Upstream Master Limited Partnerships	Upstream E&P C-Corps
Breitburn Energy Partners LP	Chesapeake Energy Corp.
Eagle Rock Energy Partners LP	Denbury Resources Inc.
EV Energy Partners LP	Encana Corp
Legacy Reserves LP	EP Energy Corp.
Memorial Production Partners LP	Newfield Exploration Co.
Vanguard Natural Resources	QEP Resources Inc.
Whiting Petroleum Corp.

Item 11.    Executive Compensation - Continued

The table below describes the payout multipliers (as a percent of the awarded units) associated with the Company’s unitholder return rank within the performance peer group.

Rank	Percentile Ranking	Multiplier
1	100th percentile	200%
2	92nd percentile	200%
3	85th percentile	187%
4	77th percentile	167%
5	69th percentile	148%
6	62nd percentile	129%
7	54th percentile	110%
8	46th percentile	90%
9	38th percentile	71%
10	31st percentile	52%
11	23rd percentile	33%
12-14	15th percentile or below	0%
Based on the Company’s total unitholder return ranking below the 15th percentile of the performance peers through December 31, 2015, none of the 2015 awarded performance units are on track to vest at the end of the performance period.
For Named Officers, the 2015 performance awards have the following additional terms:

•	awards will be paid out in cash:

•
for Named Officers with employment agreements, upon termination of employment (a) by the Company other than for Cause or (b) by the officer with Good Reason (as those terms are defined below under the section titled “Potential Payments Upon Termination or Change of Control”), the award vests at the end of the performance period at the performance level multiplier applicable on that date;

•
for other Named Officers (currently only Mr. McNeil), upon termination of employment by the Company other than for Cause (as those terms are defined below under the section titled “Potential Payments Upon Termination or Change of Control”), the Committee determines what portion, if any, of the award vests at the end of the performance period at the performance level multiplier applicable on that date (subject to adjustment at payout if restrictive covenant agreements are not met);

•
upon termination by reason of death or disability (as those terms are defined below under the section titled “Potential Payments Upon Termination or Change of Control”), the award immediately vests at the target level;

•
upon a change of control (as defined in the LTIP), the award vests on the change of control date with the multiplier determined as if the performance period ended on the change of control date instead of the originally scheduled date; and

•
performance unit recipients will not receive distributions on awarded units during the performance period. Recipients will instead receive additional performance units in an amount equal to the value of such cash distribution divided by the fair market value of a unit on the record date for such distribution and such increased amount of units shall be deemed the target performance units.

Prior Year Performance Unit Awards
In 2014, the Committee awarded performance units that vested 50% at year-end 2015 and 50% at year-end 2016. Based on the Company’s performance through December 31, 2015, no units were earned by the Named Officers for the 2014—2015 performance period. In addition, based on company performance through December 31, 2015, the 2014—2016 performance units are also not on track to vest at the end of the performance period.

Item 11.    Executive Compensation - Continued

Unit Option Awards
Options, when awarded, are awarded at the NASDAQ closing price of the Company’s units on the date of the grant. The Committee has never granted options with an exercise price that is less than the closing price of the Company’s units on the grant date, nor has it granted options which are priced on a date other than the grant date and it does not reprice options after issuance.
Typically, option terms include the following:

•	awards vest in equal installments over three years and have a ten-year option term;

•
for Named Officers with employment agreements, upon termination of employment (a) other than by the Company for Cause or (b) by the grantee with Good Reason (as those terms are defined below under the section titled “Potential Payments Upon Termination or Change of Control”), the option grant automatically and immediately vests in full;

•
upon termination by reason of death or disability (as those terms are defined below under the section titled “Potential Payments Upon Termination or Change of Control”), the option grant automatically and immediately vests in full;

•	upon a change of control (as defined in the LTIP), the option grant automatically and immediately vests in full; and

•	prior to the exercise of a unit option, the holder has no rights as a unitholder with respect to the units subject to such unit option, including voting rights or the right to receive distributions.
Unit Ownership Guidelines
In 2015, due to continued low commodity prices and the resulting low unit price, the Committee suspended its minimum unit ownership guidelines for the Company’s executive officers and non-employee directors.
Restrictions on Pledging and Derivative Transactions
Effective March 2015, the Company’s Board approved certain amendments to the Company’s Policy on Trading in Securities which prohibit Named Officers and directors from pledging any Company securities as collateral for a loan. This policy also prohibits any kind of derivative transaction involving LINN Energy or LinnCo securities.
Other Benefits
Termination Arrangements and Change of Control Provisions
To attract and retain talented executives, the Committee currently provides change of control and/or severance benefits to the Company’s Named Officers through either the Company’s Change of Control Protection Plan (the “COC Plan”) or an individual employment agreement. In 2014, with the promotion of Mr. McNeil, the Committee ceased providing, to newly named officers, individual employment agreements and eliminated the tax gross-up benefit for excise tax an executive is subject to on severance benefits related to a change of control of the Company. Currently, Mr. McNeil is covered under the COC Plan. The Committee elected to “grandfather” the existing employment agreements with Messrs. Ellis, Rockov, Walker and Rottino, including the tax gross-up benefit.
The employment agreements and COC Plan are designed to meet the following objectives:

•
Change of Control. In certain scenarios, a merger or acquisition of the Company by another person, entity or group may be in the best interests of the Company’s unitholders. The Company provides severance compensation to the Named Officers if such officer’s employment terminates following a change of control transaction to promote the ability of the officer to act in the best interests of the Company’s unitholders even though his or her employment could be terminated as a result of the transaction.

•
Termination without Cause. If the Company terminates the employment of certain executive officers “without cause” as defined in their applicable employment agreement, the Company is obligated to pay the officer certain compensation and other benefits as described in greater detail in “Potential Payments Upon Termination or Change of Control” below. The Company believes these payments are appropriate because the terminated officer is generally bound by confidentiality

Item 11.    Executive Compensation - Continued

obligations for five years, and non-solicitation and non-compete provisions for one year after termination. Both parties have mutually agreed to severance terms that would be in place prior to any termination event. This provides the Company with more flexibility to make a change in senior management if such a change is in the best interests of the Company and its unitholders.
The employment agreements and COC Plan are described in more detail elsewhere in this Amended Filing. Please read “Narrative Disclosure to the 2015 Summary Compensation Table.” In February 2016, the COC Plan was amended.
Perquisites
The Company believes in a simple, straightforward compensation program and as such, Named Officers have not in the past been provided unique perquisites or other personal benefits. The Committee periodically reviews the Company’s charitable contributions, the use of aircraft, vehicles and other potential perquisites that could result in personal benefits to the Company’s Named Officers. Other than as described below, consistent with the Committee’s general strategy, no perquisites or other personal benefits exceeded $10,000 for any of the Company’s Named Officers in 2015.
Private Aircraft
Other than the Company’s Chairman, President and CEO, Named Officers and employees are discouraged from personal use of company leased aircraft. The Chairman, President and CEO elected not to utilize any hours of flight time on company paid private aircraft in 2015.
Tax Preparation
In an effort to provide for consistent personal income tax treatment among the Company’s Named Officers, the Committee authorized reimbursement, in an amount up to $10,000 per year, for personal income tax preparation services for each of the Company’s Named Officers.
Retirement Savings Plan
All employees, including the Company’s Named Officers, may participate in the Company’s Retirement Savings Plan, or 401(k) Plan. The Company provides this plan to help the Company’s employees save for retirement in a tax-efficient manner. Employees, including Named Officers, can contribute the maximum amount allowed by law. The Company currently makes a matching contribution equal to 100% of the first 6% of eligible compensation contributed by the employee on a before-tax basis. As contributions are made throughout the year, plan participants become fully vested in the amounts contributed.
Nondiscriminatory Health and Welfare Benefits
All eligible employees, including the Company’s Named Officers, may participate in the Company’s health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.
Tax and Accounting Implications
Code Section 162(m). Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation over $1 million paid to the principal executive officer, the principal financial officer and the three additional most highly compensated executive officers of a company (other than the principal executive officer or the principal financial officer), as reported in that company’s most recent proxy statement. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. As part of its role, the Committee reviews and considers the deductibility of executive compensation; however, due to the Company’s status as a publicly traded partnership for tax purposes rather than a publicly held corporation, the Company believes that the provisions of Section 162(m) are not applicable to it.
Code Section 280G and Code Section 4999. The Company considers the impact of Sections 280G and 4999 of the Code in determining the Company’s post-termination compensation, and provide reimbursement for any excise tax, interest and penalties incurred if payments or benefits received due to a change of control would be subject to an excise tax under Section 4999 of the Code.

Item 11.    Executive Compensation - Continued

Code Section 409A. Section 409A of the Code provides that deferrals of compensation under a nonqualified deferred compensation plan or arrangement are to be included in an individual’s current gross income to the extent that such deferrals are not subject to a substantial risk of forfeiture and have not previously been included in the individual’s gross income, unless certain requirements are met. The Company structures its executive officer employment agreements, COC Plan and incentive plans, each to the extent they are subject to Section 409A, to be in compliance with Section 409A.
Accounting for Unit-Based Compensation. The Company recognizes expense for unit-based compensation over the requisite service period in an amount equal to the fair value of unit-based payments granted.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this Amended Filing.

Submitted By:
Compensation Committee
Jeffrey C. Swoveland, Chair David D. Dunlap Stephen J. Hadden Joseph P. McCoy
Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act or the Exchange Act that might incorporate this Amended Filing or future filings with the SEC, in whole or in part, the preceding report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent the foregoing report is specifically incorporated by reference therein.

Item 11.    Executive Compensation - Continued

2015 SUMMARY COMPENSATION TABLE
The following table sets forth certain information with respect to the compensation paid for the fiscal years ended December 31, 2015, 2014 and 2013 to the Company’s Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers (collectively, the “Named Officers”):

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name & Principal Position	Year	Salary ($)	Bonus ($)	Unit Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($) (6)
Mark E. Ellis –	2015	900,000	—	5,002,163	—	983,250	25,900	6,911,313
Chairman, President and Chief Executive Officer	2014	900,000	—	7,586,711	—	1,191,000	397,308	10,075,019
	2013	850,000	—	5,245,218	—	807,500	375,300	7,278,018

David B. Rottino –	2015	500,000	—	1,731,506	—	427,500	25,900	2,684,906
Executive Vice President and Chief Financial Officer	2014	470,000	—	2,334,361	—	487,000	25,600	3,316,961
	2013	425,000	—	1,210,451	—	323,000	25,300	1,983,751

Arden L. Walker, Jr. –	2015	500,000	—	1,731,506	—	427,500	25,900	2,684,906
Executive Vice President and Chief Operating Officer	2014	500,000	—	2,451,056	—	518,000	25,600	3,494,656
	2013	475,000	—	2,017,398	—	406,000	25,300	2,923,698

Jamin B. McNeil –	2015	375,000	—	654,182	—	267,188	25,900	1,322,270
Senior Vice President – Houston Division Operations (1)	2014	375,000	—	922,551	—	324,000	25,600	1,647,151

Kolja Rockov –	2015	353,001	—	1,731,506	—	—	1,740,900	3,825,407
Former Executive Vice President and Chief Financial Officer (2)	2014	500,000	—	2,917,945	—	518,000	25,600	3,961,545
	2013	475,000	—	2,017,398	—	406,000	25,300	2,923,698

(1)	Mr. McNeil has been an employee of the Company since June 2007. Mr. McNeil became classified as a Named Officer during 2014.

(2)	Effective August 31, 2015, Mr. Rockov left the Company.

(3)
The amounts in columns (e) and (f) reflect the aggregate grant date fair value of awards granted under the Company’s LTIP, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 5 to the Company’s audited consolidated financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The value ultimately realized upon the actual vesting of the award(s) or the exercise of the stock option(s) may or may not be equal to this determined value. The values in the “Unit Awards” column represent the grant date fair values for both restricted unit and performance unit awards (assuming performance at target). The performance unit awards are subject to market conditions. For the 2015 unit awards, if the maximum level of performance is achieved, the grant date fair value will be approximately $6,252,730 for Mr. Ellis, $2,164,383 for Mr. Rottino, $2,164,383 for Mr. Walker, $817,740 for Mr. McNeil and $2,164,383 for Mr. Rockov. To date, no performance units have vested and no amounts have been paid to settle such awards.

(4)
The amounts in column (g) reflect the cash EICP awards approved by the Compensation Committee under the Company’s EICP for performance in 2013, 2014 and 2015. The 2013 amounts were not actually paid until February 2014, the 2014 amounts were not actually paid until February 2015 and the 2015 amounts were not actually paid until January 2016.

(5)
For each Named Officer, the amount shown in column (h) reflects (1) matching contributions allocated by the Company to each of the Company’s Named Officers pursuant to the Retirement Savings Plan (which is more fully described under the heading “—Other Benefits”) and (2) $10,000 paid by the Company for reimbursement of certain tax preparation expenses. Mr. Ellis’ 2014 and 2013 amounts also include approximately $371,708 and $350,000, respectively, paid by

Item 11.    Executive Compensation - Continued

the Company for personal usage of company-leased aircraft. Mr. Rockov’s 2015 amount also includes $1,715,000 in severance benefits paid by the Company on October 1, 2015.

(6)
Distributions paid on issued, but unvested units pursuant to the equity awards are not included in the Summary Compensation Table because the fair value shown in column (e) reflects the value of distributions. Distributions, if any, are paid to the Company’s Named Officers at the same rate as all unitholders. In January 2015, the Company reduced its distribution to $1.25 per unit, from the previous level of $2.90 per unit, on an annualized basis. Monthly distributions were paid by the Company through September 2015. In October 2015, following the recommendation from management, the Company’s Board determined to suspend payment of the Company’s distribution. Unvested performance units are not paid cash distributions. See “2015 Executive Compensation Components—Long-Term Incentive Compensation” for an explanation of how unvested performance units are impacted by distributions, if any.

Distributions paid to Named Officers on unvested restricted units in 2015, 2014 and 2013 are shown below.

Named Officer	2015 ($)	2014 ($)	2013 ($)
Mark E. Ellis	479,354	936,404	959,791
David B. Rottino	154,279	249,711	223,527
Arden A. Walker, Jr.	166,153	334,990	355,372
Jamin B. McNeil	65,748	132,290
Kolja Rockov	152,628	361,717	365,674
Narrative Disclosure to the 2015 Summary Compensation Table
Mark E. Ellis, Chairman, President and Chief Executive Officer.
The Company entered into a First Amended and Restated Employment Agreement with Mr. Ellis, effective December 17, 2008, as amended effective January 1, 2010, that provides for an annual base salary not less than $600,000, subject to annual review and upward adjustment by the Compensation Committee. Mr. Ellis is entitled to receive incentive compensation payable at the discretion of the Compensation Committee. The Compensation Committee may set, in advance, an annual target bonus. Mr. Ellis is eligible for awards under the LTIP at the discretion of the Compensation Committee.
Mr. Ellis’ agreement contains certain confidentiality and non-compete obligations that restrict his ability to compete with the Company’s business for up to one year following his termination, unless the termination is without Cause or for Good Reason and occurs within six months before or two years after a Change of Control (as defined in the agreement).
David B. Rottino, Executive Vice President and Chief Financial Officer.
The Company entered into a Second Amended and Restated Employment Agreement with Mr. Rottino, effective December 17, 2008, that provides for an annual base salary of $235,000, subject to annual review and upward adjustment by the Compensation Committee. Other than the non-compete after termination obligation of Mr. Ellis’ employment agreement, the remaining terms governing Mr. Rottino’s compensation under the agreement are the same as Mr. Ellis’ employment agreement.
Arden L. Walker, Jr., Executive Vice President and Chief Operating Officer.
The Company entered into a First Amended and Restated Employment Agreement with Mr. Walker, effective December 17, 2008, and as amended on April 26, 2011, that provides for an annual base salary of $415,000, subject to annual review and upward adjustment by the Compensation Committee. The remaining terms governing Mr. Walker’s compensation under the agreement are the same as Mr. Ellis’ employment agreement.
Jamin B. McNeil, Senior Vice President – Houston Division Operations.
The Compensation Committee has eliminated the use of employment contracts for newly hired or promoted executive officers. Mr. McNeil is thus employed by the Company on an at-will basis and is only subject to the Company’s COC Plan, dated as of April 25, 2009 and amended and restated as of February 2, 2016, which is applicable to all employees.

Item 11.    Executive Compensation - Continued

Kolja Rockov, Former Executive Vice President and Chief Financial Officer.
The Company entered into a Third Amended and Restated Employment Agreement with Mr. Rockov, effective December 17, 2008, that provided for an annual base salary of not less than $285,000, subject to annual review and upward adjustment by the Compensation Committee. The remaining terms governing Mr. Rockov’s compensation under the agreement were the same as Mr. Ellis’ employment agreement.
In connection with Mr. Rockov’s separation, the Company entered into a Separation Agreement on August 31, 2015 outlining Mr. Rockov’s severance benefits. See “Potential Payments Upon Termination or Change of Control—Separation Agreement with Kolja Rockov” for a summary of the terms of Mr. Rockov’s Separation Agreement.
Please read “Quantification of Payments on Termination” for a summary of the compensation upon termination provisions of each Named Officer’s employment agreement or change of control arrangements.
2015 GRANTS OF PLAN BASED AWARDS

(a)	(b)	(c)	(d)		(e)	(f)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)	Estimated Future Payouts Under Equity Incentive Plan Awards (3)		All Other Unit Awards: Number of Units (#)	Grant Date Fair Value of Unit Awards ($) (4)
Name	Grant Date (1)	Target ($)	Target (#)	Maximum (#)
Mark E. Ellis	1/26/2015	1,035,000	123,330	246,660	369,980	5,002,163
David B. Rottino	1/26/2015	423,000	42,690	85,380	128,070	1,731,506
Arden L. Walker, Jr.	1/26/2015	450,000	42,690	85,380	128,070	1,731,506
Jamin B. McNeil	1/26/2015	281,250	16,130	32,260	48,385	654,182
Kolja Rockov	1/26/2015	450,000	42,690	85,380	128,070	1,731,506

(1)	In each case, the grant date is the same as the date of committee approval.

(2)
In January 2015, the Compensation Committee set EICP targets for 2015 as a percentage of base salary. The Compensation Committee has discretion to adjust the actual award above or below the target, but in no event is the payment more than 200% of target. The amount shown represents the payout at target; the actual awards for 2015 (awarded on January 25, 2016) are shown in column (g) of the Summary Compensation Table. In connection with his promotion to Chief Financial Officer in September 2015, Mr. Rottino’s EICP target was increased to $450,000.

(3)	See “2015 Executive Compensation Components—Long-Term Incentive Compensation—Performance Unit Awards” for an explanation of how future payouts of performance units are structured.

(4)
The amounts shown in column (f) represent the grant date fair value for both restricted unit and performance unit awards (assuming performance at target), computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 5 to the Company’s audited consolidated financial statements for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 11.    Executive Compensation - Continued

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

	Option Awards			Unit Awards
Name	Number of Units Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date (1)	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($) (2)
Mark E. Ellis (3)	50,000	32.18	12/18/2016
Mark E. Ellis (3)	50,000	23.61	12/18/2017
Mark E. Ellis (3)	125,000	21.70	1/29/2018
Mark E. Ellis (3)	135,765	15.95	2/4/2019
Mark E. Ellis (4)				59,328	76,533
Mark E. Ellis (5)				105,451	136,032
Mark E. Ellis (6)				369,980	477,274
David B. Rottino (3)	50,000	24.29	6/9/2018
David B. Rottino (3)	42,240	15.95	2/4/2019
David B. Rottino (4)				13,690	17,660
David B. Rottino (5)				32,446	41,855
David B. Rottino (6)				128,070	165,210
Arden L. Walker, Jr. (3)	50,000	33.00	2/5/2017
Arden L. Walker, Jr. (3)	45,850	21.70	1/29/2018
Arden L. Walker, Jr. (3)	57,700	15.95	2/4/2019
Arden L. Walker, Jr. (4)				22,818	29,435
Arden L. Walker, Jr. (5)				34,068	43,948
Arden L. Walker, Jr. (6)				128,070	165,210
Jamin B. McNeil (3)	15,000	34.20	6/19/2017
Jamin B. McNeil (3)	7,500	20.46	2/5/2018
Jamin B. McNeil (4)				6,321	8,154
Jamin B. McNeil (5)				18,386	23,718
Jamin B. McNeil (6)				48,385	62,417

(1)	Except as otherwise indicated, options expire ten years from date of grant.

(2)	Based on the closing sales price of the Company’s units on December 31, 2015 of $1.29.

(3)	These unit options are fully vested as of the date of this report.

(4)	These restricted unit awards vest in three equal installments on January 19, 2014, 2015 and 2016.

(5)	These restricted unit awards vest in three equal installments on January 23, 2015, 2016 and 2017.

(6)	These restricted unit awards vest in three equal installments on January 26, 2016, 2017 and 2018.

Item 11.    Executive Compensation - Continued

As there is no threshold performance level for the 2014 or 2015 performance unit awards, such awards are not included in the table above. To date, no performance units have vested and no amounts have been paid to settle such awards. See below for the target levels for the performance unit awards outstanding at December 31, 2015. Mr. McNeil had no performance-based awards in 2014.

Named Officer	2015 Performance Unit Awards (#)	2014 Performance Unit Awards (#)
Mark E. Ellis	123,330	52,726
David B. Rottino	42,690	16,223
Arden L. Walker, Jr.	42,690	17,034
Jamin B. McNeil	16,130	—
Kolja Rockov	42,690	20,279
2015 OPTION EXERCISES AND UNITS VESTED

	Option Awards		Unit Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Mark E. Ellis (2)	—	—	157,479	1,505,874
David B. Rottino (3)	—	—	40,817	390,093
Arden L. Walker, Jr. (4)	—	—	58,022	555,596
Jamin B. McNeil (5)	—	—	21,535	206,206
Kolja Rockov (6)	—	—	61,266	586,252

(1)	The value realized represents the total fair market value of the shares on the unit vesting date reported as earned compensation during 2015.

(2)	Mr. Ellis vested and sold 49,199 units to satisfy statutory federal payroll tax withholding requirements.

(3)	Mr. Rottino vested and sold 11,169 units to satisfy statutory federal payroll tax withholding requirements.

(4)	Mr. Walker vested and sold 15,804 units to satisfy statutory federal payroll tax withholding requirements.

(5)	Mr. McNeil vested and sold 6,101 units to satisfy statutory federal payroll tax withholding requirements.

(6)	Mr. Rockov vested and sold 16,625 units to satisfy statutory federal payroll tax withholding requirements.
2012 Unit Option Awards
In June 2015, the Named Officers agreed to forfeit their unvested 2012 non-qualified unit options that were granted in October 2012 at $40.01 per unit related to the LinnCo offering. This action was strictly voluntary and the executives received no compensation related to the forfeiture. The units were returned to the LTIP pool for future issuance to employees other than Named Officers.
PENSION BENEFITS
The Company does not provide pension benefits for the Company’s Named Officers or other employees. Retirement benefits are provided through the Retirement Savings Plan, as discussed previously.
NON-QUALIFIED DEFERRED COMPENSATION
The Company does not have a non-qualified deferred compensation plan. The Retirement Savings Plan is a 401(k) deferred compensation arrangement and a qualified plan under section 401(a) of the Code.

Item 11.    Executive Compensation - Continued

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
Payments Made Upon Termination For Any Reason
Under each of the Company’s Named Officer’s employment agreement (other than Mr. McNeil who does not have an employment agreement), regardless of the manner in which his or her employment terminates, the executive will be entitled to receive amounts earned (but unpaid) during his term of employment. Such amounts include:

•	earned, but unpaid base salary;

•	unused vacation pay;

•	amounts contributed and vested through the Company’s Retirement Savings Plan;

•	any other amounts that may be reimbursable by the Company to the Named Officer under his or her employment agreement; and

•	any payments or benefits required to be made or provided under applicable law.
Payments Made Upon Termination Without Cause or for Good Reason
In addition to the payments described above, in the event of termination by the Company other than for “Cause” or termination by the executive for “Good Reason” except in the event of a change of control, each Named Officer’s employment agreement (other than Mr. McNeil who does not have an employment agreement) provides for severance payments equal to two times the Named Officer’s highest base salary in effect at any time during the 36 months prior to the date of the termination. Each Named Officer will also receive his earned, but unpaid EICP awards determined as follows:
(i)If such Named Officer was employed for the entire previous year but was terminated prior to the Compensation Committee finally determining his or her EICP award for the preceding year, then such Named Officer will be deemed to have been awarded 100% of his target EICP award for that year; or
(ii)If such Named Officer was employed for the entire previous year and the Compensation Committee had already finally determined the EICP award for the preceding year by the date of termination, but it had not yet been paid, then such Named Officer will receive the actual amount of the EICP award; plus in either case an amount representing a pro-rata, deemed (assuming an award at 100% of his or her target) EICP award for the fiscal year in which the termination date occurs. The Company will also pay its portion of COBRA continuation coverage, as well as pay certain costs of continuing medical coverage after the expiration of the maximum required period under COBRA. The footnotes to the table below describe each Named Officer’s specific severance payments (other than Mr. McNeil who does not have an employment agreement entitling him to severance payments under these circumstances).
In addition, in the event of termination by the Company other than for “Cause” or termination by such Named Officer for “Good Reason,” all outstanding restricted unit and unit option awards will vest in full. Performance units continue to vest on the originally scheduled vesting date at the performance level multiplier applicable on that date.
The Company will have “Cause” to terminate such Named Officer’s employment under their employment agreement by reason of any of the following: a) his or her conviction of, or plea of nolo contendere to, any felony or to any crime or offense causing substantial harm to the Company (whether or not for personal gain) or involving acts of theft, fraud, embezzlement, moral turpitude or similar conduct; b) his or her repeated intoxication by alcohol or drugs during the performance of his or her duties; c) his or her willful and intentional misuse of any of the Company’s funds; d) embezzlement by him or her; e) his or her willful and material misrepresentations or concealments on any written reports submitted to the Company; f) his or her willful and intentional material breach of his or her employment agreement; g) his or her willful and material failure to follow or comply with the reasonable and lawful written directives of the Company’s Board; or h) conduct constituting a material breach of the Company’s then current (A) Code of Business Conduct and Ethics, and any other written policy referenced therein, or (B) the Code of Ethics for Chief Executive Officer and Senior Financial Officers, if applicable, provided that in each case such Named Officer knew or should have known such conduct to be a breach.

Item 11.    Executive Compensation - Continued

“Good Reason” will mean any of the following to which a Named Officer with an employment agreement will not consent in writing: (i) a reduction in his or her then current base salary; (ii) failure by the Company to pay in full on a current basis (A) any of the compensation or benefits described in the Named Officer’s employment agreement (if applicable) that are due and owing, or (B) any amounts that are due and owing to such Named Officer under any long-term or short-term or other incentive compensation plans, agreements or awards; (iii) material breach of any provision of the Named Officer’s employment agreement (if applicable) by the Company; (iv) any material reduction in such Named Officer’s title, authority or responsibilities; or (v) a relocation of such Named Officer’s primary place of employment to a location more than fifty (50) miles from the Company’s current location in Houston, Texas.
If the Named Officer with an employment agreement is terminated for “Cause” or voluntarily terminates his or her employment without “Good Reason,” such Named Officer will receive only the amounts identified under “—Payments Made Upon Termination For Any Reason.”
Payments Made Upon Death or Disability
In the event of the death or Disability (as defined below) of a Named Officer (other than Mr. McNeil who does not have an employment agreement), he or she will receive amounts earned (but unpaid) during his term of employment as described above. In addition, upon the death or Disability of a Named Officer (other than Mr. McNeil), all outstanding restricted units and unit option awards will vest in full and performance units will immediately vest at the target level. “Disability” means the earlier of (a) written determination by a physician selected by the Company and reasonably agreed to by such Named Officer that such Named Officer has been unable to perform substantially his or her usual and customary duties for a period of at least one hundred twenty (120) consecutive days or a non-consecutive period of one hundred eighty (180) days during any twelve-month period as a result of incapacity due to mental or physical illness or disease; and (b) “Disability” as such term is defined in the Company’s applicable long-term disability insurance plan.
Payments Made Upon a Termination Following a Change of Control
The Company’s LTIP and the employment agreements with each Named Officer (other than Mr. McNeil who does not have an employment agreement) provide certain benefits if his employment is terminated by the Company without Cause (as defined above) or by the Named Officer for Good Reason (as defined above) during the period beginning six (6) months prior to a Change of Control and ending two (2) years following the Change of Control.
In addition to the earned benefits and amounts listed under the heading “—Payments Made Upon Termination For Any Reason,” the Named Officer (other than Mr. McNeil who does not have an employment agreement) will receive:

•
a lump sum severance payment that ranges from two to three times the sum of such Named Officer’s base salary at the highest rate in effect at any time during the thirty-six (36) month period immediately preceding the termination date, plus the highest EICP award that the Employee was paid in the thirty-six (36) months immediately preceding the Change of Control;

•	COBRA continuation coverage as described above upon a termination without “Cause” or for “Good Reason”;

•	his earned, but unpaid EICP award determined as described above upon a termination without “Cause” or for “Good Reason;”

•	an amount equal to the excise tax charged to such Named Officer as a result of the receipt of any change of control payments;

•	all restricted units and unit option awards held by such Named Officer will automatically vest and become exercisable; and

•
all performance units held by such by such Named Officer will automatically vest with the multiplier determined as if the vesting period ended on the date of the Change of Control instead of the originally scheduled date.

Item 11.    Executive Compensation - Continued

With respect to the definition of “Change of Control,” each of the Named Officers who have employment agreements is the same. “Change of Control” means the first to occur of:

1.
The acquisition by any individual, entity or group (within the meaning of Section 13(d) (3) or 14(d) (2) of the Exchange Act) (a Person) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of thirty-five percent (35%) or more of either (A) the then-outstanding equity interests of the Company (the Outstanding LINN Energy Equity) or (B) the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors (the Outstanding LINN Energy Voting Securities); provided, however, that, for purposes of this Section 1, the following acquisitions will not constitute a Change of Control: (1) any acquisition directly from the Company, (2) any acquisition by the Company, (3) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any affiliated company, or (4) any acquisition by any corporation or other entity pursuant to a transaction that complies with Section (3)(A), Section (3)(B) or Section (3)(C) below;

2.
Any time at which individuals who, as of the date hereof, constitute the Company’s Board (the Incumbent Board) cease for any reason to constitute at least a majority of the Company’s Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company’s unitholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board will be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Incumbent Board;

3.
Consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving the Company or any of its subsidiaries, a sale or other disposition of all or substantially all of the assets of the Company, or the acquisition of assets or equity interests of another entity by the Company or any of its subsidiaries (each, a Business Combination), in each case unless, following such Business Combination, (A) all or substantially all of the individuals and entities that were the beneficial owners of the Outstanding LINN Energy Equity and the Outstanding LINN Energy Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than fifty percent (50%) of the then-outstanding equity interests and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation or other entity that, as a result of such transaction, owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership immediately prior to such Business Combination of the Outstanding LINN Energy Equity and the Outstanding LINN Energy Voting Securities, as the case may be, (B) no Person (excluding any corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or such corporation or other entity resulting from such Business Combination) beneficially owns, directly or indirectly, thirty-five percent (35%) or more of, respectively, the then-outstanding equity interests of the corporation or other entity resulting from such Business Combination or the combined voting power of the then-outstanding voting securities of such corporation or other entity, except to the extent that such ownership existed prior to the Business Combination, and (C) at least a majority of the members of the board of directors of the corporation or equivalent body of any other entity resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement or of the action of the Company’s Board providing for such Business Combination; or

4.	Consummation of a complete liquidation or dissolution of the Company.
Payments Made Upon a Termination Following a Change of Control—Jamin B. McNeil
As noted, Mr. McNeil does not have an employment agreement with the Company. The Company’s COC Plan, however, provides certain benefits if Mr. McNeil’s employment is terminated by the Company other than for “Cause” as defined in the COC Plan (which is substantively the same as that term is defined under the Company’s other Named Officers’ employment agreements), death or disability or by the Named Officer for “Good Reason” as defined in the COC Plan (which is substantively the same as that term is defined under the Company’s other Named Officers’ employment agreements) during the period ending two (2) years following a “Change of Control” as defined in the COC Plan (which is substantively the same as that term is defined under the Company’s other Named Officers’ employment agreements).

Item 11.    Executive Compensation - Continued

Mr. McNeil will receive:

•	a lump sum cash payment equal to 1.5 times his then current annual base salary plus 1.5 times his most recent EICP award immediately preceding the Change of Control;

•	payment of the Company’s portion of COBRA continuation coverage for 18 months; and

•	six months of outplacement services;
Additionally, Mr. McNeil’s awards under the Company’s LTIP will immediately and fully vest upon a “Change of Control” under the LTIP (which is substantively the same as the definition under the Company’s other Named Officers’ employment agreements).
Excise Taxes
If any benefits payable or otherwise provided under each Named Officer’s employment agreement (other than Mr. McNeil who does not have an employment agreement) would be subject to the excise tax imposed by Section 4999 of the Code (Excise Tax), then the Company will provide for the payment of, or otherwise reimburse the executive for, an amount up to such Excise Tax and for Mr. Ellis, any related taxes, fees or penalties thereon. The Compensation Committee has eliminated tax gross ups for future officers.
Non-Competition Provisions
The non-competition provisions of the employment agreements of each of the Named Officers (other than Mr. McNeil who does not have an employment agreement) are described above in “Narrative Disclosure to the 2015 Summary Compensation Table.”
Separation Agreement with Kolja Rockov
Mr. Rockov separated from the Company effective August 31, 2015. Pursuant to Mr. Rockov’s employment agreement and his signed Separation Agreement with the Company, Mr. Rockov received the following separation benefits:

•	any unpaid paid salary, accrued but unused vacation and unreimbursed expenses through date of termination;

•	a cash settlement of $1,715,000 paid October 1, 2015;

•	outplacement for 6 months; and

•	reimbursement of attorney fees up to $1,500.
In addition, under Mr. Rockov’s LTIP agreements, any unvested restricted units would have fully vested as of his termination date. Under the Separation Agreement, the Company agreed to pay Mr. Rockov a cash payment of $671,975 which is equal to the fair market value of those unvested units on the date of his termination, in exchange for his forfeiture of those units. His 2014 and 2015 performance unit awards will continue to vest in accordance with their normal vesting schedule with payout to be determined on the appropriate vesting date. As a result of the Company’s performance, no units were earned under the 2014 grant for the performance period ending December 31, 2015.
As part of his Separation Agreement, Mr. Rockov agreed to be covered under the same restrictive covenants as described above under his employment agreement and to cooperate with the Company on any lawsuit, dispute, investigation or other “legal” proceeding.
Quantification of Payments on Termination
The chart below reflects the amount of compensation to each of the Company’s Named Officers in the event of termination of such officer’s employment pursuant to his or her employment agreement and the Company’s LTIP. The amount of compensation payable to each Named Officer upon voluntary termination with “Good Reason,” involuntary termination other than for “Cause,” termination following a “Change of Control” and the occurrence of the “Disability” or death of the executive is shown below. Mr. McNeil does not have an employment agreement thus is not contractually entitled to any

Item 11.    Executive Compensation - Continued

specific termination payments, other than as described below for a change of control. The amounts shown are calculated assuming that such termination was effective as of December 31, 2015, and thus include amounts earned through such time (other than amounts payable pursuant to the Company’s Retirement Savings Plan) and are estimates of the amounts which would be paid to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of the Named Officer’s actual separation from the Company.

Name and Reason for Termination	Severance Pay ($)	Bonus ($) (5)	Health Benefits ($)	Early Vesting of Equity Awards ($) (a)	Estimated Tax Gross Up ($) (6)	Total ($)
Mark E. Ellis (1)
Without cause or good reason	1,800,000	1,035,000	50,166	689,839	—	3,575,005
Change of Control	6,273,000	1,035,000	75,249	689,839	—	8,073,088
Disability or Death	—	1,035,000	—	916,951	—	1,951,951
David B. Rottino (2)
Without cause or good reason	1,000,000	450,000	50,166	224,726	—	1,724,892
Change of Control	1,974,000	450,000	50,166	224,726	—	2,698,892
Disability or Death	—	450,000	—	300,724	—	750,724
Arden L. Walker, Jr. (3)
Without cause or good reason	1,000,000	450,000	34,707	238,593	—	1,723,300
Change of Control	2,545,000	450,000	34,707	238,593	—	3,268,300
Disability or Death	—	450,000	—	315,637	—	765,637
Jamin B. McNeil (4)
Without cause or good reason	—	—	—	—	—	—
Change of Control	1,048,500	—	37,332	94,289	—	1,180,121
Disability or Death	—	—	—	—	—	—

(a)
Closing price per unit on December 31, 2015 was $1.29. Other than for Mr. McNeil, all restricted units and unit option awards under the LTIP fully vest upon termination without cause, good reason, death, disability or a change of control (as each is defined in the respective employment agreements). Mr. McNeil’s restricted units and unit option awards immediately and fully vest upon a change of control (as defined in the applicable award agreement).

Performance units provide that upon termination of employment with the Company (a) by the Company other than for Cause or (b) by the officer with Good Reason (as those terms are defined in the Executive’s employment agreement and described above under the section titled “—Payments Made Upon Termination Without Cause or For Good Reason”), the grant vests on the originally scheduled vesting date at the performance level multiplier applicable on that date. If employment terminates by reason of death or Disability (as those terms are defined in the Executive’s employment agreement and described above under the section titled “—Payments Made Upon Termination Without Cause or For Good Reason”), the grant immediately vests at the target level. Additionally, in the event of a change of control, the grant vests on the change of control date with the multiplier determined as if the vesting period ended on the change of control date instead of the originally scheduled date.

(1)
If Mr. Ellis’ employment is terminated without cause or by him for good reason, his employment agreement provides that, in addition to the amounts earned but unpaid, (1) he will receive a lump sum severance payment of two times his base salary at the highest rate in effect at any time during the thirty-six (36) month period immediately preceding the termination (Severance Pay), (2) the Company will pay its portion of COBRA continuation coverage, as well as pay certain costs of continuing medical coverage for Mr. Ellis for up to six months after the expiration of the maximum required period under COBRA, and (3) all of Mr. Ellis’ granted but unvested awards under the LTIP shall immediately vest.

If Mr. Ellis is terminated without cause or by him for good reason during the period beginning six (6) months prior to a Change of Control and ending two (2) years following a Change of Control (COC Period), he is entitled to the same severance benefits described above, except that (1) the Severance Pay will be three times the sum of a) his highest base

Item 11.    Executive Compensation - Continued

salary in effect at any time during the 36-month period immediately preceding termination (Highest Base Salary) and b) his highest annual EICP award in the 36 months prior to the change of control (Highest EICP Award) and (2) the period for continued coverage of medical benefits will be up to eighteen months after the expiration of the maximum period required by COBRA. Mr. Ellis will also receive a gross up of any Excise Tax (Excise Tax Gross Up) and of any Section 409A penalties and interest.

(2)
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

(4)
As of December 31, 2015, Mr. McNeil is classified as a Managerial Participant under the Company’s COC Plan, dated April 25, 2009 (COC Plan), which applies to all employees of the Company. As such, if Mr. McNeil is terminated (i) other than for cause, death or disability or (ii) by him with good reason, within two years after the occurrence of a Change of Control (as defined in the COC Plan) transaction, Mr. McNeil is entitled to a lump sum payment equal to 1.5 times his current annual salary and his most recent annual bonus as well as payment for 18 months of the Company’s portion of Mr. McNeil’s COBRA continuation coverage and fees for six months of outplacement services. In February 2016, the Company adopted an amended and restated COC Plan that will define Mr. McNeil’s benefits in future years.

(5)
The amounts listed under Bonus represent each Named Officer’s target EICP award for 2015, other than for Mr. McNeil. As described above under “—Payments Made Upon Termination Without Cause or for Good Reason,” if the Named Officer was employed for the entire previous year but was terminated prior to the Compensation Committee finally determining his EICP award for the preceding year (in the hypothetical case presented in the table above, on December 31, 2015), he would have received his target EICP award. The Compensation Committee determined actual EICP awards for 2015 performance on January 25, 2016; the actual awards for each Named Officer are identified in column (g) of the Summary Compensation Table, but are not reflected in the table above.

(6)
Using a hypothetical termination date of December 31, 2015, the Company determined that none of the Company’s Named Officers would have “excess parachute payments” as defined in Section 280G of the Code; thus none would be entitled to a tax gross up.

DIRECTOR COMPENSATION
The Company uses a combination of cash and unit-based incentive compensation to attract and retain qualified candidates to serve on the Company’s Board. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill level required of members of the Company’s Board.
Annual Retainer and Fees. In 2015, each non-employee director (as determined by the Company’s Board pursuant to the applicable NASDAQ listing standards) received the following cash compensation for serving on the Company’s Board:

•	Annual cash retainer of $90,000 paid in four quarterly installments;

•	Annual committee chair fees of:

•	$15,000 for the Company’s Audit Committee chair paid in four quarterly installments;

•	$10,000 for the Company’s Compensation Committee chair paid in four quarterly installments;

Item 11.    Executive Compensation - Continued

•	$7,500 for the Company’s Nominating and Governance Committee chair paid in four quarterly installments; and

•	Annual LinnCo director fee of $15,000 (for directors serving on the boards of both LINN Energy and LinnCo) paid in four quarterly installments; and

•	Annual lead director fee of $10,000 paid in four quarterly installments.
Additionally, the Company’s Conflicts Committee members received a one-time payment of $15,000 in 2013.
Restricted Unit Grants. In January 2015, the Compensation Committee approved an annual grant of 14,420 restricted units to each of the Company’s non-employee directors. Restricted units are granted under the Company’s LTIP and vest over three years. The restricted units have the same terms and conditions as grants made to the Company’s Named Officers.
2015 DIRECTOR SUMMARY COMPENSATION TABLE
The table below summarizes the compensation the Company paid to its non-employee directors for the fiscal year ended December 31, 2015.

(a) Name (1)	(b) Fees Earned or Paid in Cash ($)	(c) Unit Awards ($) (2)	(d) Total ($) (3)
David D. Dunlap	100,000	146,219	246,219
Stephen J. Hadden	97,500	146,219	243,719
Michael C. Linn	90,000	146,219	236,219
Joseph P. McCoy	105,000	146,219	251,219
Jeffrey C. Swoveland	100,000	146,219	246,219
Terrence S. Jacobs (4)	—	146,219	146,219
Linda M. Stephens (4)	—	146,219	146,219

(1)
Mark E. Ellis, the Company’s Chairman, President and Chief Executive Officer, is not included in this table as he was an employee in 2015 and thus received no additional compensation for his service as director. Mr. Ellis’ compensation is shown in the Summary Compensation Table above.

(2)	Reflects the aggregate grant date fair value of 2015 awards computed in accordance with FASB ASC Topic 718. The following represents outstanding unit grant awards as of December 31, 2015:

Director	Vested Phantom Units (#)	Vested Unit Options (#)	Option Exercise Price ($)	Unvested Restricted Units (#)
David D. Dunlap	—	—	—	21,858
Stephen J. Hadden	—	—	—	18,533
Michael C. Linn	—	—	—	20,268
Joseph P. McCoy	6,946	—	—	20,268
Jeffrey C. Swoveland	9,946	10,000	20.18	20,268
Terrence S. Jacobs*	9,946	—	—	20,268
Linda M. Stephens*	—	—	—	20,268

*
Mr. Jacobs and Ms. Stephens resigned as directors of the Company in February 2013 but continue to serve as directors of LinnCo. In that capacity, they continue to receive Company restricted unit grants; thus, their outstanding unit grant awards as of December 31, 2015 are included in the table above.

(3)
Distributions paid on issued, but unvested units pursuant to the equity awards are not included in the Director Summary Compensation Table because the fair value shown in column (c) reflects the value of distributions. Distributions, if any,

Item 11.    Executive Compensation - Continued

are paid to the Company’s directors at the same rate as all unitholders. In January 2015, the Company reduced its distribution to $1.25 per unit, from the previous level of $2.90 per unit, on an annualized basis. Monthly distributions were paid by the Company through September 2015. In October 2015, following the recommendation from management, the Company’s Board determined to suspend payment of the Company’s distribution.
Distributions paid to directors in 2015, 2014 and 2013 are shown below.

Director	2015 ($)	2014 ($)	2013 ($)
David D. Dunlap	19,557	36,480	28,924
Stephen J. Hadden	16,092	16,397	—
Michael C. Linn	18,066	38,737	106,726
Joseph P. McCoy	24,580	52,384	48,960
Jeffrey C. Swoveland	27,393	61,082	57,659
Terrence S. Jacobs	27,393	61,082	57,659
Linda M. Stephens	17,900	26,877	7,545

(4)
Mr. Jacobs and Ms. Stephens resigned from the Board in February 2013. Mr. Jacobs and Ms. Stephens received fees of $100,000 and $90,000, respectively, as compensation for their service on the board of directors of LinnCo in 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of April 15, 2016, the number of units beneficially owned by: (i) each person who is known to the Company to beneficially own more than 5% of a class of LINN Energy units; (ii) the current directors of the LINN Energy Board; (iii) each named executive officer; and (iv) all current directors and executive officers of the Company as a group. The Company obtained certain information in the table from filings made with the SEC. Unless otherwise noted, each beneficial owner has sole voting power and sole investment power.

Name of Beneficial Owner (1)	Units Beneficially Owned	Percentage of Units Beneficially Owned
LinnCo, LLC (2)	128,544,174	36.19%
Mark E. Ellis (2)(3)(4)	1,434,242	*
Kolja Rockov (2)(5)	157,163	*
Arden L. Walker, Jr. (2)(3)(6)	516,485	*
David B. Rottino (2)(3)(7)	372,125	*
Jamin B. McNeil (2)(3)(8)	151,318	*
David D. Dunlap (2)(3)	37,065	*
Stephen J. Hadden (2)(3)	22,451	*
Michael C. Linn (2)(3)	40,121	*
Joseph P. McCoy (2)(3)(9)	46,056	*
Jeffrey C. Swoveland (2)(3)(10)	54,548	*
All executive officers and directors as a group (12 persons) (11)	2,976,959	*

*	Less than 1% of class based on 355,199,156 units outstanding (including unvested restricted units) as of April 15, 2016.

(1)	To the Company’s knowledge after reviewing Schedule 13G/Ds filed with the SEC, LinnCo, LLC is the only holder of which the Company is aware that beneficially owns more than 5% of LINN Energy’s units.

(2)	The address of each beneficial owner, unless otherwise noted, is c/o Linn Energy, LLC, 600 Travis, Suite 5100, Houston, Texas 77002.

(3)
Includes unvested restricted unit awards that vest in equal installments, generally over approximately three years and performance units that vest based on certain performance criteria. Please see “Outstanding Equity Awards at

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Continued

December 31, 2015” and “Director Compensation” in this Amended Filing for a schedule of unvested awards to officers and directors, respectively.

(4)
Includes 75,000 units as investment trustee for trusts held by immediate family members as to which Mr. Ellis disclaims beneficial ownership. Includes 360,765 units underlying options currently exercisable.

(5)
Mr. Rockov’s employment with the Company ended in September 2015 and he ceased filing Section 16 reports. The information presented is his last known holdings available to the Company. Includes performance units that vest based on certain performance criteria.

(6)	Includes 153,550 units underlying options currently exercisable.

(7)	Includes 92,240 units underlying options currently exercisable.

(8)	Includes 22,500 units underlying options currently exercisable.

(9)	Includes 6,946 phantom units.

(10)	Includes 9,946 phantom units.

(11)	Percentage ownership of executive officer and directors is based on total units outstanding as of April 15, 2016.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
In the ordinary course of the Company’s business, the Company purchases products or services from, or engage in other transactions with, various third parties. Occasionally, these transactions may involve entities that are affiliated with one or more members of the Company’s Board.
Review and Approval of Related Party Transactions
The Company reviews all relationships and transactions in which the Company and its directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The Company has developed and implemented processes and controls to obtain information from its directors and executive officers with respect to related party transactions and for then determining, based on the facts and circumstances, whether the Company or a related party has a direct or indirect material interest in the transactions. As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related party are disclosed in the Company’s annual proxy statement. In addition, the Company’s Audit Committee or Board (if appropriate) reviews and approves or ratifies or disapproves any related party transaction that is required to be disclosed. In the course of its review of a disclosable related party transaction, consideration is given to:

•	the nature of the related party’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related party;

•	the importance of the transaction to the Company;

•	whether the transaction would impair the judgment of a director or executive officer to act in the Company’s best interest; and

•	any other matters deemed appropriate.
Any director who is a related party with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction; provided, however, that such director may be counted in determining the presence of a quorum at the meeting where the transaction is considered.
Relationship with LinnCo, LLC
General. As of April 15, 2016, LinnCo owned approximately 36% of the Company’s outstanding units. LINN Energy controls LinnCo’s management and operations through its ownership of LinnCo’s sole voting share.
Omnibus Agreement. Concurrent with the closing of LinnCo’s initial public offering on October 17, 2012, the Company entered into an omnibus agreement with LinnCo pursuant to which it agreed to provide LinnCo with certain financial, legal,

Item 13.	Certain Relationships and Related Transactions, and Director Independence - Continued

accounting, tax advisory, financial advisory and engineering services. The Company also agreed to pay on LinnCo’s behalf, or reimburse LinnCo for, any expenses incurred in connection with securing these services from third parties, as well as printing costs and other administrative and out-of-pocket expenses LinnCo incurs, along with any other expenses LinnCo may have incurred in connection with the IPO or will incur in any future offering of its shares or as a result of being a publicly traded entity, including costs associated with annual, quarterly and other reports to its shareholders, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees. The Company also provides LinnCo with cash management services, including treasury services with respect to the payment of dividends and allocation of reserves for taxes. These cash management services are intended to optimize the use of LinnCo’s cash on hand and to reduce the likelihood of a change in the amount of any dividend paid to LinnCo’s shareholders across periods other than as a result of any change in the amount of distributions, if any, paid by the Company. In addition, the Company has agreed to indemnify LinnCo and its officers and directors for damages suffered or costs incurred (other than income taxes payable by LinnCo) in connection with carrying out LinnCo’s activities. Finally, the Company has granted LinnCo a license to utilize LINN Energy’s trademarks.
Future Offerings. LinnCo will purchase from the Company a number of LINN Energy units equal to or greater than the number of shares LinnCo sells in any future offering for an amount equal to or less than the net cash proceeds of such offering (after deducting underwriting discounts but before payment of other offering expenses) plus any properties or assets received by LinnCo in such offering. As a result, the Company will indirectly bear the cost of any underwriting discounts associated with future offerings of LinnCo’s common shares. In connection with the Berry acquisition, LinnCo amended its limited liability company agreement to give effect to certain changes relating to issuances of additional securities by LinnCo.
Contribution Agreement. On February 20, 2013, the Company entered into a contribution agreement, as amended on November 3, 2013 (as amended, the Contribution Agreement), with LinnCo with respect to LINN Energy’s issuance of units to LinnCo in connection with the contribution by LinnCo of all of the outstanding limited liability company interests in Linn Acquisition Company, LLC, the entity that acquired Berry, to the Company. The Contribution Agreement was consummated on December 16, 2013. Under the Contribution Agreement, at the end of calendar year 2015, LINN Energy was required to work together with LinnCo in good faith to evaluate whether, in addition to any distribution to which LinnCo is entitled with respect to LINN Energy units that it holds, LINN Energy will make one or more special distributions to LinnCo solely out of funds available to make “operating cash flow distributions” (as such term is defined in Treasury Regulations Section 1.707-4(b)(2)) to reasonably compensate LinnCo for the actual increase in tax liability to LinnCo, if any, resulting from the allocation of depreciation, depletion and amortization and other cost recovery deductions using the “remedial allocation method” pursuant to Treasury Regulations Section 1.704- 3(d), with respect to the assets acquired pursuant to the Contribution Agreement. It was determined that no such” operating cash flow distribution” was required as of December 31, 2015.
Related Party Transactions
Mr. Dunlap, a member of the Board, is the President and Chief Executive Officer of Superior, which provides certain oilfield services to LINN Energy. According to disclosures made by Mr. Dunlap, for the year ended December 31, 2015, LINN Energy was billed approximately $9 million by Superior and its subsidiaries for services rendered to LINN Energy. The Board has determined that LINN Energy’s relationship with Superior would not interfere with Mr. Dunlap’s exercise of his independent judgment in carrying out his responsibilities as a director of LINN Energy.
Indemnification of Officers and Directors
The Company’s limited liability company agreement provides that the Company will generally indemnify officers and members of the Company’s board of directors against all losses, claims, damages or similar events. The Company’s limited liability company agreement is filed as an exhibit to the Form 10-K. Subject to any terms, conditions or restrictions set forth in the Company’s limited liability company agreement, Section 18-108 of the Delaware Limited Liability Company Act empowers a Delaware limited liability company to indemnify and hold harmless any member or manager or other person from and against all claims and demands whatsoever. The Company has also entered into individual indemnity agreements with each of the Company’s executive officers and directors which supplement the indemnification provisions in the Company’s limited liability company agreement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence - Continued

DIRECTOR INDEPENDENCE
The Nominating Committee reviews director independence on an annual basis and makes a threshold determination as to the status of each director’s independence. After this initial determination is made, the Nominating Committee makes a recommendation to the full Board, who then ultimately determine director independence. This subjective determination is made by considering all direct or indirect business relationships between each director (including his immediate family) and the Company, as well as relationships between the Company and charitable organizations with which the director is affiliated. The full Board, upon recommendation by the Nominating Committee, has determined that Messrs. Dunlap, Hadden, Linn, McCoy and Swoveland qualify as “independent” in accordance with the published listing requirements of the NASDAQ Global Select Market (“NASDAQ”). The NASDAQ independence definition includes a series of objective tests, including that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, as further required by the NASDAQ rules, the Nominating Committee has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Nominating Committee, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. Mr. Ellis is not independent by virtue of his role as the Company’s Chairman, President and Chief Executive Officer. During the Board of Directors’ most recent review of independence, the Board specifically considered that Mr. Dunlap is the President and Chief Executive Officer of Superior, which provides certain oilfield services to LINN Energy. According to disclosures made by Mr. Dunlap, for the year ended December 31, 2015, LINN Energy was billed approximately $9 million by Superior and its subsidiaries for services rendered to LINN Energy. The Board then determined that LINN Energy’s relationship with Superior would not interfere with Mr. Dunlap’s exercise of his independent judgment in carrying out his responsibilities as a director of LINN Energy.
In addition, the members of the Audit Committee of the Company’s Board each qualify as “independent” under standards established by the SEC for members of audit committees, and the audit committee includes at least one member who is determined by the Company’s Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules. Mr. McCoy is the independent director who has been determined to be an audit committee financial expert. Unitholders should understand that this designation is a disclosure requirement of the SEC related to Mr. McCoy’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. McCoy any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board.
Item 14.    Principal Accounting Fees and Services
Audit Fees
The fees for professional services rendered by KPMG LLP for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2015 and 2014, and the reviews of the financial statements included in any of its Quarterly Reports on Forms 10-Q for each of those years, were approximately $1,700,000 and $1,728,000, respectively. In addition, in connection with the Company’s subsidiary Berry, the Company incurred audit fees for professional services rendered by KPMG LLP of $775,000 for each of the years ended December 31, 2015 and 2014.
Audit-Related Fees
KPMG LLP also received fees of approximately $478,000 and $1,115,000 during the years ended December 31, 2015 and 2014, respectively, for services in connection with procedures performed for other SEC filings.
Tax Fees
The Company incurred no fees during the years ended December 31, 2015 or 2014 for tax-related services provided by KPMG LLP.

Item 14.    Principal Accounting Fees and Services - Continued

All Other Fees
The Company incurred no other fees during the years ended December 31, 2015 or 2014 for any other services provided by KPMG LLP.
Audit Committee Approval of Audit and Non-Audit Services
The Audit Committee pre-approves all audit and non-audit services to be provided to the Company by its independent public accountant in the upcoming year at the first meeting of each calendar year and at subsequent meetings as necessary. The non-audit services to be provided are specified and shall not exceed a specified dollar limit. During the course of a fiscal year, if additional non-audit services are identified, these services are presented to the Audit Committee for pre-approval. All of the services covered under the caption “Audit-Related Fees” were approved by the Audit Committee and none were provided under the de minimis exception of Section 10A of the Exchange Act.

Part IV
Item 15.    Exhibits and Financial Statement Schedules
(a) - 1. Financial Statements:
All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Original Filing.
(a) - 2. Financial Statement Schedules:
All schedules are omitted for the reason that they are not required or the information is otherwise supplied in Item 8. “Financial Statements and Supplementary Data” in the Original Filing.
(a) - 3. Exhibits:
The exhibits required to be filed by this Item 15 are set forth in the “Index to Exhibits” accompanying this Amended Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LINN ENERGY, LLC

Date: April 20, 2016	By:	/s/ Mark E. Ellis
Mark E. Ellis Chairman, President and Chief Executive Officer

Date: April 20, 2016	By:	/s/ David B. Rottino
David B. Rottino Executive Vice President and Chief Financial Officer

Date: April 20, 2016	By:	/s/ Darren R. Schluter
Darren R. Schluter Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number		Description
3.1	—
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

Index to Exhibits - Continued

Exhibit Number		Description
4.10	—
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

Index to Exhibits - Continued

Exhibit Number		Description
10.39	—
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
Ninth Amendment to Second Amended and Restated Credit Agreement of Berry Petroleum Company, LLC, dated April 30, 2014, among Berry Petroleum Company, LLC as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and the Lenders and agents party thereto (incorporated herein by reference to Exhibit 10.4 to Quarterly Report on Form 10‑Q filed on May 1, 2014)

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

10.59* **	—	Form of Clawback Agreement, dated as of March 11, 2016, between Linn Energy, LLC and each executive officer
12.1**	—	Computation of Ratio of Earnings to Fixed Charges
21.1**	—	Significant Subsidiaries of Linn Energy, LLC
23.1**	—	Consent of KPMG LLP
23.2**	—	Consent of DeGolyer and MacNaughton
31.1**	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
31.2**	—	Section 302 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
31.3***	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
31.4***	—	Section 302 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
32.1**	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
32.2**	—	Section 906 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
99.1**	—	2015 Report of DeGolyer and MacNaughton
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement required to be filed as an exhibit hereto pursuant to Item 601 of Regulation S-K.

Index to Exhibits - Continued

**	Previously filed or furnished with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016.

***	Filed herewith.