Form 10-Q
period 2016-03-31
LINN ENERGY, LLC
filed 2016-05-12
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _______________ to _______________
Commission File Number: 000-51719
LINN ENERGY, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1177591 (I.R.S. Employer Identification No.)
600 Travis, Suite 5100 Houston, Texas (Address of principal executive offices)	77002 (Zip Code)
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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2016, there were 355,199,905 units outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
LINN ENERGY, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,059,556	$2,168
Accounts receivable – trade, net	186,052	216,556
Derivative instruments	1,096,224	1,220,230
Other current assets	101,911	95,593
Total current assets	2,443,743	1,534,547

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	18,149,355	18,121,155
Less accumulated depletion and amortization	(12,393,562)	(11,097,492)
	5,755,793	7,023,663

Other property and equipment	714,730	708,711
Less accumulated depreciation	(209,491)	(195,661)
	505,239	513,050

Derivative instruments	451,843	566,401
Restricted cash	257,820	257,363
Other noncurrent assets	25,059	33,234
	734,722	856,998
Total noncurrent assets	6,995,754	8,393,711
Total assets	$9,439,497	$9,928,258

LIABILITIES AND UNITHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$368,074	$455,374
Derivative instruments	1,190	2,241
Current portion of long-term debt, net	4,593,332	3,714,693
Other accrued liabilities	170,517	119,593
Total current liabilities	5,133,113	4,291,901

Noncurrent liabilities:
Derivative instruments	474	857
Long-term debt, net	5,294,810	5,292,676
Other noncurrent liabilities	615,518	611,725
Total noncurrent liabilities	5,910,802	5,905,258

Commitments and contingencies (Note 10)

Unitholders’ deficit:
355,184,234 units and 355,017,428 units issued and outstanding at March 31, 2016, and December 31, 2015, respectively	5,355,345	5,343,116
Accumulated deficit	(6,959,763)	(5,612,017)
	(1,604,418)	(268,901)
Total liabilities and unitholders’ deficit	$9,439,497	$9,928,258
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$283,315	$450,569
Gains on oil and natural gas derivatives	109,961	424,781
Marketing revenues	14,305	33,744
Other revenues	7,186	7,453
	414,767	916,547
Expenses:
Lease operating expenses	137,645	173,021
Transportation expenses	54,923	53,540
Marketing expenses	12,288	28,841
General and administrative expenses	86,529	78,968
Exploration costs	2,693	396
Depreciation, depletion and amortization	164,058	215,014
Impairment of long-lived assets	1,153,904	532,617
Taxes, other than income taxes	34,067	54,045
(Gains) losses on sale of assets and other, net	1,077	(12,287)
	1,647,184	1,124,155
Other income and (expenses):
Interest expense, net of amounts capitalized	(105,219)	(143,101)
Gain on extinguishment of debt	—	6,635
Other, net	134	(2,213)
	(105,085)	(138,679)
Loss before income taxes	(1,337,502)	(346,287)
Income tax expense (benefit)	10,244	(7,127)
Net loss	$(1,347,746)	$(339,160)

Net loss per unit:
Basic	$(3.83)	$(1.03)
Diluted	$(3.83)	$(1.03)
Weighted average units outstanding:
Basic	352,234	330,642
Diluted	352,234	330,642

Distributions declared per unit	$—	$0.313
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ DEFICIT
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Deficit	Total Unitholders’ Deficit
	(in thousands)

December 31, 2015	355,017	$5,343,116	$(5,612,017)	$(268,901)
Issuance of units	167	—	—	—
Unit-based compensation expenses		12,425	—	12,425
Excess tax benefit from unit-based compensation and other		(196)	—	(196)
Net loss		—	(1,347,746)	(1,347,746)
March 31, 2016	355,184	$5,355,345	$(6,959,763)	$(1,604,418)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flow from operating activities:
Net loss	$(1,347,746)	$(339,160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	164,058	215,014
Impairment of long-lived assets	1,153,904	532,617
Unit-based compensation expenses	12,425	20,510
Gain on extinguishment of debt	—	(6,635)
Amortization and write-off of deferred financing fees	4,858	6,712
(Gains) losses on sale of assets and other, net	1,916	(7,100)
Deferred income taxes	9,420	(7,158)
Derivatives activities:
Total gains	(106,593)	(423,855)
Cash settlements	343,723	282,082
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	31,113	135,230
Increase in other assets	(8,289)	(12,399)
Decrease in accounts payable and accrued expenses	(14,527)	(29,868)
Increase in other liabilities	46,766	8,713
Net cash provided by operating activities	291,028	374,703

Cash flow from investing activities:
Development of oil and natural gas properties	(81,426)	(264,818)
Purchases of other property and equipment	(9,731)	(12,401)
Proceeds from sale of properties and equipment and other	(264)	27,500
Net cash used in investing activities	(91,421)	(249,719)

Cash flow from financing activities:
Proceeds from sale of units	—	15,900
Proceeds from borrowings	978,500	395,000
Repayments of debt	(100,000)	(280,287)
Distributions to unitholders	—	(104,815)
Financing fees and offering costs	(32)	(453)
Excess tax benefit from unit-based compensation	—	(8,867)
Other	(20,687)	(94,959)
Net cash provided by (used in) financing activities	857,781	(78,481)

Net increase in cash and cash equivalents	1,057,388	46,503
Cash and cash equivalents:
Beginning	2,168	1,809
Ending	$1,059,556	$48,312
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
Nature of Business
Linn Energy, LLC (“LINN Energy” or the “Company”) is an independent oil and natural gas company. LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. The Company’s properties are located in eight operating regions in the United States (“U.S.”), in the Rockies, the Hugoton Basin, California, the Mid-Continent, east Texas and north Louisiana (“TexLa”), the Permian Basin, Michigan/Illinois and south Texas.
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
The reference to “Berry” herein refers to Berry Petroleum Company, LLC, which is an indirect 100% wholly owned subsidiary of LINN Energy. The reference to “LinnCo” herein refers to LinnCo, LLC, which is an affiliate of LINN Energy.
The condensed consolidated financial statements for previous periods include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on previously reported net income (loss), unitholders’ deficit or cash flows.
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
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Components of this ASU will be applied either prospectively, retrospectively or under a modified retrospective basis (as applicable for the respective provision) as of the date of adoption and is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued an ASU that is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years (early adoption permitted). The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements and related disclosures.
In November 2015, the FASB issued an ASU that is intended to simplify the presentation of deferred taxes by requiring that all deferred taxes be classified as noncurrent, presented as a single noncurrent amount for each tax-paying component of an entity. The ASU is effective for fiscal years beginning after December 15, 2016; however, the Company early adopted it on January 1, 2016, on a retrospective basis. The adoption of this ASU resulted in the reclassification of previously-classified net current deferred taxes of approximately $22 million from “other current assets,” as well as previously-classified net noncurrent deferred tax liabilities of approximately $11 million from “other noncurrent liabilities,” to “other noncurrent assets” resulting in net noncurrent deferred taxes of approximately $11 million on the Company’s consolidated balance sheet at December 31, 2015. There was no impact to the consolidated statements of operations.
In April 2015, the FASB issued an ASU that is intended to simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this ASU on January 1, 2016, on a retrospective basis. The adoption of this ASU resulted in the reclassification of approximately $37 million of unamortized deferred financing fees (which excludes deferred financing fees associated with the Company’s Credit Facilities, as defined in Note 6, which were not reclassified) from an asset to a direct deduction from the carrying amount of the associated debt liability on the consolidated balance sheet at December 31, 2015. There was no impact to the consolidated statements of operations.
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
Note 2 – Chapter 11 Proceedings, Ability to Continue as a Going Concern and Covenant Violations
Voluntary Reorganization Under Chapter 11
On May 11, 2016, the Company and certain of the Company’s direct and indirect subsidiaries (collectively with the Company, the “LINN Debtors”), LinnCo and Berry (collectively with the LINN Debtors and LinnCo, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors have filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 cases.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Prior to the filing of the Bankruptcy Petitions, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Restructuring Support Agreement”) with certain holders (“Consenting Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) the Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) and (ii) Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”).
The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Debtors and the Consenting Creditors to support a comprehensive restructuring of the Debtors’ long-term debt (“Restructuring Transactions”). The Restructuring Transactions will be effectuated through one or more plans of reorganization (“Plan”) to be filed in cases commenced under Chapter 11 of the Bankruptcy Code.
The Restructuring Support Agreement provides that the Consenting Creditors will support the use of the LINN Debtors’ and Berry’s cash collateral under specified terms and conditions, including adequate protection terms. The Restructuring Support Agreement obligates the Debtors and the Consenting Creditors to, among other things, support and not interfere with consummation of the Restructuring Transactions and, as to the Consenting Creditors, vote their claims in favor of the Plan. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to the filing, confirmation and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 250 days of the bankruptcy filing. There can be no assurances that the Restructuring Transactions will be consummated.
Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Bankruptcy Petitions. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtor in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.
Ability to Continue as a Going Concern
Continued low commodity prices are expected to result in significantly lower levels of cash flow from operating activities in the future and have limited the Company’s ability to access the capital markets. In addition, each of the Company’s Credit Facilities is subject to scheduled redeterminations of its borrowing base, semi-annually in April and October, based primarily on reserve reports using lender commodity price expectations at such time. The lenders under the Credit Facilities agreed to defer the April 2016 borrowing base redeterminations to May 11, 2016. Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs, along with the termination of the Company’s hedges, are expected to adversely impact upcoming redeterminations and will likely have a significant negative impact on the Company’s liquidity. The Company’s filing of the Bankruptcy Petitions described above accelerated the Company’s obligations under its Credit Facilities, its 12.00% senior secured second lien notes due December 2020 (“Second Lien Notes”) and its senior notes.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described above raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.
In order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company has undertaken a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. The Company believes that even after taking these actions, it will not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code.
Covenant Violations
As of March 31, 2016, the Company was in default under certain of its debt instruments, which have subsequently been cured or a forbearance has been received. The Company’s filing of the Bankruptcy Petitions described above constitutes an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on certain of its senior notes and the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 6 for additional details about the Company’s debt.
Credit Facilities
The Company’s Credit Facilities contain the requirement to deliver audited consolidated financial statements without a going concern or like qualification or exception. Consequently, the filing of the Company’s 2015 Annual Report on Form 10-K which included such explanatory paragraph resulted in a default under the LINN Credit Facility as of the filing date, March 15, 2016, subject to a 30 day grace period.
On April 12, 2016, the Company entered into amendments to both the LINN Credit Facility and Berry Credit Facility. The amendments provided for, among other things, an agreement that (i) certain events (the “Specified Events”) would not become defaults or events of default until May 11, 2016, (ii) the borrowing bases would remain constant until May 11, 2016, unless reduced as a result of swap agreement terminations or collateral sales and (iii) the Company, the administrative agent and the lenders would negotiate in good faith the terms of a restructuring support agreement in furtherance of a restructuring of the capital structure of the Company and its subsidiaries. In addition, the amendment to the Berry Credit Facility provided Berry with access to $45 million in cash that was previously restricted in order to fund ordinary course operations.
Pursuant to the terms of the foregoing amendments and as a result of the execution of the Restructuring Support Agreement, in May 2016, the Company made a $350 million permanent repayment of a portion of the borrowings outstanding under the LINN Credit Facility.
Pursuant to the amendments, the Specified Events are:

•	The receipt of a going concern qualification or explanatory statement in the auditors’ report on the Company’s consolidated financial statements for the year ended December 31, 2015;

•	The receipt of a going concern qualification or explanatory statement in the auditors’ report on Berry’s financial statements for the year ended December 31, 2015;

•	The failure of the Company or Berry to make certain interest payments on their unsecured notes;

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

•	Any cross-defaults that may arise on account of any of the foregoing, provided that no event of default is continuing under any document giving rise to such cross default; and

•	Any failure to provide notice of any of the events described above.
The amendment to the Berry Credit Facility also includes the Specified Event of the failure to maintain the ratio of Adjusted EBITDAX to Interest Expense (as each term is defined in the Berry Credit Facility) (“Interest Coverage Ratio”).
As a condition to closing the amendments, in April 2016, (a) the Company made a $100 million permanent repayment of a portion of the borrowings outstanding under the LINN Credit Facility and (b) the Company and certain of its subsidiaries provided control agreements over certain deposit accounts.
The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the Credit Facilities. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of the default.
Second Lien Notes
The indenture governing the Second Lien Notes (“Second Lien Indenture”) required the Company to deliver mortgages by February 18, 2016, subject to a 45 day grace period. The Company elected to exercise its right to the grace period, which resulted in the Company being in default under the Second Lien Indenture.
On April 4, 2016, the Company entered into a settlement agreement with certain holders of the Second Lien Notes and agreed to deliver, and make arrangements for recordation of, the mortgages. The Company has since delivered and made arrangements for recordation of the mortgages and is no longer in default under the Second Lien Indenture.
The settlement agreement provides that the parties will commence good faith negotiations with each other regarding the terms of a potential comprehensive and consensual restructuring, including a potential restructuring under a Chapter 11 plan of reorganization. If the parties are unable to reach agreement on the terms of a consensual restructuring on or before the date on which such Chapter 11 proceedings are commenced (or such later date as mutually agreed to by the parties), the parties will support entry by the bankruptcy court of a settlement order that, among other things, (i) approves the issuance of additional notes, in the principal amount of $1.0 billion plus certain accrued interest, on a proportionate basis to existing holders of the Second Lien Notes and (ii) releases the mortgages and other collateral upon the issuance of the additional notes (the “Settlement Order”).
The settlement agreement terminates upon, among other events, (i) the expiration of 91 days after effectiveness of the settlement agreement, unless the Company has commenced Chapter 11 proceedings, or (ii) entry by the bankruptcy court of a final, non-appealable order denying the Company’s motion seeking entry of the Settlement Order.
The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the Second Lien Indenture. However, under the Bankruptcy Code, holders of the Second Lien Notes are stayed from taking any action against the Company as a result of the default.
Senior Notes
The Company deferred making interest payments totaling approximately $60 million due March 15, 2016, including approximately $30 million on LINN Energy’s 7.75% senior notes due February 2021, approximately $12 million on LINN Energy’s 6.50% senior notes due September 2021 and approximately $18 million on Berry’s 6.375% senior notes due September 2022, which resulted in the Company being in default under these senior notes. The indentures governing each of the applicable series of notes permit the Company a 30 day grace period to make the interest payments.
On April 14, 2016, within the 30 day interest payment grace period provided for in the indentures governing the notes, the Company and Berry made interest payments of approximately $60 million in satisfaction of their respective obligations.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Furthermore, the Company decided to defer making interest payments of approximately $31 million due April 15, 2016, on LINN Energy’s 8.625% senior notes due April 2020, and interest payments due May 1, 2016, of approximately $18 million on LINN Energy’s 6.25% senior notes due November 2019 and approximately $9 million on Berry’s 6.75% senior notes due November 2020, which, as of the payment due dates, resulted in the Company being in default under these senior notes. The indentures governing each of the applicable series of notes permit the Company a 30 day grace period to make the interest payments.
The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the indentures governing the senior notes. However, under the Bankruptcy Code, holders of the senior notes are stayed from taking any action against the Company as a result of the default.
Note 3 – Unitholders’ Deficit
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
No sales were made under the equity distribution agreement during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company, under its equity distribution agreement, sold 1,328,192 units representing limited liability company interests at an average price of $11.97 per unit for net proceeds of approximately $16 million (net of approximately $159,000 in commissions). In connection with the issuance and sale of these units, the Company also incurred professional services expenses of approximately $435,000. The Company used the net proceeds for general corporate purposes, including the open market repurchases of a portion of its senior notes (see Note 6). At March 31, 2016, units totaling approximately $455 million in aggregate offering price remained available to be sold under the agreement.
Distributions
Under the Company’s limited liability company agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions, if any, over the next four quarters. Monthly distributions were paid by the Company through September 2015. In October 2015, the Company’s Board of Directors determined to suspend payment of the Company’s distribution. The Company’s Board of Directors will continue to evaluate the Company’s ability to reinstate the distribution. Distributions paid by the Company during 2015 are presented on the condensed consolidated statement of cash flows.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 4 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	March 31, 2016	December 31, 2015
	(in thousands)
Proved properties:
Leasehold acquisition	$13,372,330	$13,361,171
Development	3,003,402	2,976,643
Unproved properties	1,773,623	1,783,341
	18,149,355	18,121,155
Less accumulated depletion and amortization	(12,393,562)	(11,097,492)
	$5,755,793	$7,023,663
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
Based on the analysis described above, the Company recorded the following noncash impairment charges (before and after tax) associated with proved oil and natural gas properties:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

California region	$984,288	$207,200
Mid-Continent region	129,703	5,703
Rockies region	26,677	—
Hugoton Basin region	—	277,914
TexLa region	—	33,100
South Texas region	—	8,700
	$1,140,668	$532,617
The impairment charges in 2016 were due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves. The impairment charges in 2015 were due to a decline in commodity prices. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the condensed consolidated statements of operations.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Impairment of Unproved Properties
The Company evaluates the impairment of its unproved oil and natural gas properties whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of unproved properties are reduced to fair value based on management’s experience in similar situations and other factors such as the lease terms of the properties and the relative proportion of such properties on which proved reserves have been found in the past. For the three months ended March 31, 2016, the Company recorded noncash impairment charges (before and after tax) of approximately $13 million associated with unproved oil and natural gas properties in California. The Company recorded no impairment charges for unproved properties for the three months ended March 31, 2015.
The impairment charges in 2016 were due to a decline in commodity prices and changes in expected capital development. The carrying values of the impaired unproved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the condensed consolidated statement of operations.
Note 5 – Unit-Based Compensation
The Company granted no unit-based awards during the three months ended March 31, 2016. A summary of unit-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

General and administrative expenses	$9,460	$16,633
Lease operating expenses	2,965	3,877
Total unit-based compensation expenses	$12,425	$20,510
Income tax benefit	$4,591	$7,579
Cash-Based Performance Unit Awards
In January 2015, the Company granted 567,320 performance units (the maximum number of units available to be earned) to certain executive officers. The 2015 performance unit awards vest three years from the award date. The vesting of these units is determined based on the Company’s performance compared to the performance of a predetermined group of peer companies over a specified performance period, and the value of vested units is to be paid in cash. To date, no performance units have vested and no amounts have been paid to settle any such awards. Performance unit awards that are settled in cash are recorded as a liability with the changes in fair value recognized over the vesting period. Based on the performance criteria, there was no liability recorded for these performance unit awards at March 31, 2016.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 6 – Debt
The following summarizes the Company’s outstanding debt:

	March 31, 2016	December 31, 2015
	(in thousands, except percentages)

LINN credit facility (1)	$3,093,500	$2,215,000
Berry credit facility (2)	873,175	873,175
Term loan (3)	500,000	500,000
6.50% senior notes due May 2019	562,234	562,234
6.25% senior notes due November 2019	581,402	581,402
8.625% senior notes due April 2020	718,596	718,596
6.75% Berry senior notes due November 2020	261,100	261,100
12.00% senior secured second lien notes due December 2020 (4)	1,000,000	1,000,000
Interest payable on senior secured second lien notes due December 2020 (4)	608,333	608,333
7.75% senior notes due February 2021	779,474	779,474
6.50% senior notes due September 2021	381,423	381,423
6.375% Berry senior notes due September 2022	572,700	572,700
Net unamortized discounts and premiums	(8,318)	(8,694)
Net unamortized deferred financing fees	(35,477)	(37,374)
Total debt, net	9,888,142	9,007,369
Less current portion, net (5)	(4,593,332)	(3,714,693)
Long-term debt, net	$5,294,810	$5,292,676

(1)	Variable interest rates of 3.18% and 2.66% at March 31, 2016, and December 31, 2015, respectively.

(2)	Variable interest rates of 5.25% and 3.17% at March 31, 2016, and December 31, 2015, respectively.

(3)	Variable interest rates of 3.18% and 3.17% at March 31, 2016, and December 31, 2015, respectively.

(4)
The issuance of the Second Lien Notes was accounted for as a troubled debt restructuring, which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized.

(5)
Due to existing and anticipated covenant violations, the Company’s Credit Facilities and term loan were classified as current at March 31, 2016, and December 31, 2015. The current portion as of both March 31, 2016, and December 31, 2015, also includes approximately $128 million of interest payable on the Second Lien Notes due within one year.

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Senior secured second lien notes	$1,000,000	$140,000	$1,000,000	$501,250
Senior notes, net	3,814,810	501,073	3,812,676	662,179
Credit Facilities
LINN Credit Facility
The Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) provides for (1) a senior secured revolving credit facility and (2) a $500 million senior secured term loan, in aggregate subject to the then-effective borrowing base. Borrowing capacity under the revolving credit facility is limited to the lesser of: (i) the then-effective borrowing base reduced by the $500 million term loan and (ii) the maximum commitment amount of $4.0 billion, and was $3.1 billion as of March 31, 2016. The maturity date is April 2019, subject to a “springing maturity” based on the maturity of any outstanding LINN Energy junior lien debt. At March 31, 2016, the borrowing base under the LINN Credit Facility was $3.6 billion and there was no remaining availability.
In April 2016, the Company entered into an amendment to the LINN Credit Facility to provide for, among other things, an agreement that (i) certain Specified Events would not become defaults or events of default until May 11, 2016, (ii) the borrowing base would remain constant until May 11, 2016, unless reduced as a result of swap agreement terminations or collateral sales and (iii) the Company, the administrative agent and the lenders would negotiate in good faith the terms of a restructuring support agreement in furtherance of a restructuring of the capital structure of the Company and its subsidiaries.
Pursuant to the terms of the foregoing amendments and as a result of the execution of the Restructuring Support Agreement, in May 2016, the Company made a $350 million permanent repayment of a portion of the borrowings outstanding under the LINN Credit Facility.
Pursuant to the amendment, the Specified Events are:

•	The receipt of a going concern qualification or explanatory statement in the auditors’ report on the Company’s consolidated financial statements for the year ended December 31, 2015;

•	The receipt of a going concern qualification or explanatory statement in the auditors’ report on Berry’s financial statements for the year ended December 31, 2015;

•	The failure of the Company or Berry to make certain interest payments on their unsecured notes;

•	Any cross-defaults that may arise on account of any of the foregoing, provided that no event of default is continuing under any document giving rise to such cross default; and

•	Any failure to provide notice of any of the events described above.
As a condition to closing the amendment, in April 2016, (a) the Company made a $100 million permanent repayment of a portion of the borrowings outstanding under the LINN Credit Facility and (b) the Company and certain of its subsidiaries provided control agreements over certain deposit accounts.
Redetermination of the borrowing base under the LINN Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. The lenders under the LINN Credit Facility agreed to defer the April 2016 borrowing base redetermination to May 11, 2016.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company’s obligations under the LINN Credit Facility are secured by mortgages on certain of its material subsidiaries’ oil and natural gas properties and other personal property as well as a pledge of all ownership interests in the Company’s direct and indirect material subsidiaries. The Company is required to maintain: 1) mortgages on properties representing at least 90% of the total value of oil and natural gas properties included on its most recent reserve report; 2) a minimum liquidity requirement equal to the greater of $500 million and 15% of the then effective available borrowing base after giving effect to certain redemptions or repurchases of certain debt; and 3) an EBITDA to Interest Expense ratio of at least 2.0 to 1.0 currently, 2.25 to 1.0 from March 31, 2017 through June 30, 2017 and 2.5 to 1.0 thereafter. Additionally, the obligations under the LINN Credit Facility are guaranteed by all of the Company’s material subsidiaries, other than Berry, and are required to be guaranteed by any future material subsidiaries.
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
Berry Credit Facility
Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”) had a borrowing base of $900 million, subject to lender commitments, as of March 31, 2016. The maturity date is April 2019. At March 31, 2016, lender commitments under the facility were also $900 million but there was less than $1 million of available borrowing capacity, including outstanding letters of credit.
In April 2016, Berry entered into an amendment to the Berry Credit Facility to provide for, among other things, an agreement that (i) certain Specified Events would not become defaults or events of default until May 11, 2016, (ii) the borrowing base would remain constant until May 11, 2016, unless reduced as a result of swap agreement terminations or collateral sales, (iii) Berry would have access to $45 million in cash that is currently restricted in order to fund ordinary course operations and (iv) Berry, the Berry administrative agent and the Berry lenders would negotiate in good faith the terms of a restructuring support agreement in furtherance of a restructuring of the capital structure of Berry.
Pursuant to the amendment, the Berry Specified Events are:

•	The receipt of a going concern qualification or explanatory statement in the auditors’ report on Berry’s financial statements for the year ended December 31, 2015;

•	The receipt of a going concern qualification or explanatory statement in the auditors’ report on the Company’s consolidated financial statements for the year ended December 31, 2015;

•	The failure of Berry or the Company to make certain interest payments on their unsecured notes;

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

•	The failure to maintain the Interest Coverage Ratio;

•	Any cross-defaults that may arise on account of any of the foregoing, provided that no event of default is continuing under any document giving rise to such cross default; and

•	Any failure to provide notice of any of the events described above.
As a condition to closing the amendment, Berry provided control agreements over certain deposit accounts.
Redetermination of the borrowing base under the Berry Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. The lenders under the Berry Credit Facility agreed to defer the April 2016 borrowing base redetermination to May 11, 2016.
Berry’s obligations under the Berry Credit Facility are secured by mortgages on its oil and natural gas properties and other personal property. Berry is required to maintain: 1) mortgages on properties representing at least 90% of the present value of oil and natural gas properties included on its most recent reserve report, and 2) an EBITDAX to Interest Expense ratio of at least 2.0 to 1.0 currently, 2.25 to 1.0 from March 31, 2017 through June 30, 2017 and 2.5 to 1.0 thereafter. In accordance with the amendment described above, the lenders have agreed that the failure to maintain the EBITDAX to Interest Expense ratio would not be a default or event of default until May 11, 2016.
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
The Company refers to the LINN Credit Facility and the Berry Credit Facility, collectively, as the “Credit Facilities.”
The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the Credit Facilities. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of the default.
Senior Secured Second Lien Notes Due December 2020
On November 20, 2015, the Company issued $1.0 billion in aggregate principal amount of 12.00% senior secured second lien notes due December 2020 (“Second Lien Notes”) in exchange for approximately $2.0 billion in aggregate principal amount of certain of its outstanding senior notes. The exchanges were accounted for as a troubled debt restructuring (“TDR”). TDR accounting requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. As a result, the Company’s reported interest expense will be significantly less than the contractual interest payments throughout the term of the Second Lien Notes. There were no interest payments made on the Second Lien Notes for the three months ended March 31, 2016.
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
Repurchases of Senior Notes
The Company made no repurchases of its senior notes during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company repurchased on the open market approximately $79 million of its 8.625% senior notes due April 2020. In connection with the repurchases, the Company paid approximately $70 million and recorded a gain on extinguishment of debt of approximately $7 million for the three months ended March 31, 2015.
Notes Covenants
The Second Lien Indenture contains covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to: (i) declare or pay distributions on, purchase or redeem the Company’s units or purchase or redeem the Company’s or its restricted subsidiaries’ indebtedness secured by liens junior in priority to liens securing the Second Lien Notes, unsecured indebtedness or subordinated indebtedness; (ii) make investments; (iii) incur or guarantee additional indebtedness or issue certain types of equity securities; (iv) create certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of the Company’s assets; (vii) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.
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
The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the Second Lien Indenture and the senior notes. However, under the Bankruptcy Code, holders of the Second Lien Notes and the senior notes are stayed from taking any action against the Company as a result of the default.
Covenant Violations
As of March 31, 2016, the Company was in default under certain of its debt instruments, which have subsequently been cured or a forbearance has been received. The Company’s filing of the Bankruptcy Petitions described in Note 2 constitutes an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on certain of its senior notes and the receipt of a going concern explanatory paragraph from the Company’s independent registered

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default.
Note 7 – Derivatives
Commodity Derivatives
Historically, the Company has hedged a portion of its forecasted production to reduce exposure to fluctuations in oil and natural gas prices and provide long-term cash flow predictability to manage its business, service debt and, if and when resumed, pay distributions. The current direct NGL hedging market is constrained in terms of price, volume, duration and number of counterparties, which limits the Company’s ability to effectively hedge its NGL production. The Company has also hedged its exposure to natural gas differentials in certain operating areas but does not currently hedge exposure to oil differentials.
The Company has historically entered into commodity hedging transactions primarily in the form of swap contracts that are designed to provide a fixed price and, from time to time, put options that are designed to provide a fixed price floor with the opportunity for upside. The Company enters into these transactions with respect to a portion of its projected production or consumption to provide an economic hedge of the risk related to the future commodity prices received or paid. The Company does not enter into derivative contracts for trading purposes. The Company did not designate any of its contracts as cash flow hedges; therefore, the changes in fair value of these instruments are recorded in current earnings. See Note 8 for fair value disclosures about oil and natural gas commodity derivatives.
The following table presents derivative positions for the periods indicated as of March 31, 2016:

	April 1 - December 31, 2016	2017	2018
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	91,548	120,122	36,500
Average price ($/MMBtu)	$4.20	$4.26	$5.00
Put options (NYMEX Henry Hub):
Hedged volume (MMMBtu)	57,306	66,886	—
Average price ($/MMBtu)	$5.00	$4.88	$—
Oil positions:
Fixed price swaps (NYMEX WTI): (1)
Hedged volume (MBbls)	8,614	4,755	—
Average price ($/Bbl)	$90.56	$89.02	$—
Put options (NYMEX WTI):
Hedged volume (MBbls)	2,457	384	—
Average price ($/Bbl)	$90.00	$90.00	$—
Natural gas basis differential positions: (2)
Panhandle basis swaps: (3)
Hedged volume (MMMBtu)	45,049	59,138	16,425
Hedged differential ($/MMBtu)	$(0.32)	$(0.33)	$(0.33)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	April 1 - December 31, 2016	2017	2018
NWPL Rockies basis swaps: (3)
Hedged volume (MMMBtu)	50,143	38,880	10,804
Hedged differential ($/MMBtu)	$(0.24)	$(0.19)	$(0.19)
MichCon basis swaps: (3)
Hedged volume (MMMBtu)	5,830	7,437	2,044
Hedged differential ($/MMBtu)	$0.05	$0.05	$0.05
Houston Ship Channel basis swaps: (3)
Hedged volume (MMMBtu)	26,128	36,730	986
Hedged differential ($/MMBtu)	$(0.02)	$(0.02)	$(0.08)
Permian basis swaps: (3)
Hedged volume (MMMBtu)	2,274	2,629	1,314
Hedged differential ($/MMBtu)	$(0.20)	$(0.20)	$(0.20)
SoCal basis swaps: (4)
Hedged volume (MMMBtu)	24,750	—	—
Hedged differential ($/MMBtu)	$(0.03)	$—	$—
Oil timing differential positions:
Trade month roll swaps (NYMEX WTI): (5)
Hedged volume (MBbls)	1,992	2,654	—
Hedged differential ($/Bbl)	$0.25	$0.25	$—

(1)
Includes certain outstanding fixed price oil swaps of approximately 5,384 MBbls which may be extended annually at a price of $100.00 per Bbl for the year ending December 31, 2018, and $90.00 per Bbl for the year ending December 31, 2019, at counterparty election on a designated date in each respective preceding year. The extension for each year is exercisable without respect to the other year.

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

The Company did not enter into any commodity derivative contracts during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for May 2015 through December 2017 to hedge exposure to differentials in certain producing areas and oil swaps for April 2015 through December 2015. In addition, the Company entered into natural gas basis swaps for May 2015 through December 2016 to hedge exposure to the differential in California, where it consumes natural gas in its heavy oil development operations.
Settled derivatives on natural gas production for the three months ended March 31, 2016, included volumes of 49,257 MMMBtu at an average contract price of $4.51 per MMBtu. Settled derivatives on oil production for the three months ended March 31, 2016, included volumes of 3,664 MBbls at an average contract price of $90.44 per Bbl. Settled derivatives on natural gas production for the three months ended March 31, 2015, included volumes of 46,823 MMMBtu at an average contract price of $5.12 per MMBtu. Settled derivatives on oil production for the three months ended March 31, 2015, included volumes of 3,975 MBbls at an average contract price of $94.29 per Bbl.

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
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	March 31, 2016	December 31, 2015
	(in thousands)
Assets:
Commodity derivatives	$1,569,054	$1,812,375
Liabilities:
Commodity derivatives	$22,651	$28,842
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facilities or were participants or affiliates of participants in its Credit Facilities at the time it originally entered into the derivatives. The Credit Facilities are secured by the Company’s oil, natural gas and NGL reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $1.6 billion at March 31, 2016. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains (Losses) on Derivatives
A summary of gains and losses on derivatives included on the condensed consolidated statements of operations is presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Gains on oil and natural gas derivatives	$109,961	$424,781
Lease operating expenses (1)	(3,368)	(926)
Total gains on oil and natural gas derivatives	$106,593	$423,855

(1)	Consists of gains and (losses) on derivatives entered into in March 2015 to hedge exposure to differentials in consuming areas.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

For the three months ended March 31, 2016, and March 31, 2015, the Company received net cash settlements of approximately $344 million and $282 million, respectively.
Commodity Derivatives – Subsequent Event
In April 2016 and May 2016, in connection with the Company’s restructuring efforts, the Company canceled (prior to the contract settlement dates) all of its derivative contracts (with the exception of Berry’s current remaining 26,108 MMMBtu of natural gas basis swaps for 2016) for net cash proceeds of approximately $1.2 billion. All net cash proceeds received were used to make permanent repayments of a portion of the borrowings outstanding under the LINN Credit Facility. Berry’s derivative contracts may be terminated unilaterally by the counterparty as a result of the bankruptcy filing or, if not automatically terminated, Berry may elect to monetize or terminate its derivative contracts.
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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2016
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$1,569,054	$(20,987)	$1,548,067
Liabilities:
Commodity derivatives	$22,651	$(20,987)	$1,664

	December 31, 2015
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$1,812,375	$(25,744)	$1,786,631
Liabilities:
Commodity derivatives	$28,842	$(25,744)	$3,098

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 9 – Asset Retirement Obligations
The Company has the obligation to plug and abandon oil and natural gas wells and related equipment at the end of production operations. Estimated asset retirement costs are recognized as liabilities with an increase to the carrying amounts of the related

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

long-lived assets when the obligation is incurred. The liabilities are included in “other accrued liabilities” and “other noncurrent liabilities” on the condensed consolidated balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors (2% for the three months ended March 31, 2016); and (iv) a credit-adjusted risk-free interest rate (average of 5.9% for the three months ended March 31, 2016). These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.
The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2015	$523,541
Liabilities added from drilling	307
Current year accretion expense	7,641
Settlements	(2,756)
Asset retirement obligations at March 31, 2016	$528,733

Note 10 – Commitments and Contingencies
For a certain statewide class action royalty payment dispute where a reserve has not yet been established, the court denied plaintiffs’ motion for class certification, which the plaintiffs subsequently appealed. The Company has denied that it has any liability on the claims and has raised arguments and defenses that, if accepted by the courts, will result in no loss to the Company. In another statewide class action royalty payment dispute where a reserve has not yet been established, the parties have stayed the dispute pending resolution of royalty disputes between other parties. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
During the three months ended March 31, 2016, and March 31, 2015, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect pre-petition liabilities or to exercise control over the property of the Company’s bankruptcy estates, and the Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See Note 2 for additional information.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for net loss:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per unit data)

Net loss	$(1,347,746)	$(339,160)
Allocated to participating securities	—	(1,781)
	$(1,347,746)	$(340,941)

Basic net loss per unit	$(3.83)	$(1.03)
Diluted net loss per unit	$(3.83)	$(1.03)

Basic weighted average units outstanding	352,234	330,642
Dilutive effect of unit equivalents	—	—
Diluted weighted average units outstanding	352,234	330,642
Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to approximately 1 million and 5 million unit options and warrants for the three months ended March 31, 2016, and March 31, 2015, respectively. All equivalent units were antidilutive for both the three months ended March 31, 2016, and March 31, 2015.
Note 12 – Income Taxes
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. As such, with the exception of the state of Texas and certain subsidiaries, the Company is not a taxable entity, it does not directly pay federal and state income taxes and recognition has not been given to federal and state income taxes for the operations of the Company. Amounts recognized for income taxes are reported in “income tax expense (benefit)” on the condensed consolidated statements of operations.
Note 13 – Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Cash payments for interest, net of amounts capitalized	$30,135	$98,541
Cash payments for income taxes	$1,228	$57

Noncash investing activities:
Accrued capital expenditures	$31,348	$161,247

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. At March 31, 2016, and December 31, 2015, “restricted cash” on the condensed consolidated balance sheets includes $250 million that LINN Energy borrowed under the LINN Credit Facility and contributed to Berry in May 2015 to post with Berry’s lenders in connection with the reduction in the Berry Credit Facility’s borrowing base, as well as associated interest income. Restricted cash also includes approximately $7 million at both March 31, 2016, and December 31, 2015, of cash deposited by the Company into a separate account designated for asset retirement obligations in accordance with contractual agreements.
At December 31, 2015, net outstanding checks of approximately $21 million were reclassified and included in “accounts payable and accrued expenses” on the condensed consolidated balance sheets. At March 31, 2016, no net outstanding checks were reclassified. Net outstanding checks are presented as cash flows from financing activities and included in “other” on the condensed consolidated statements of cash flows.
Note 14 – Related Party Transactions
LinnCo
LinnCo, an affiliate of LINN Energy, was formed on April 30, 2012. LinnCo’s initial sole purpose was to own units in LINN Energy. In connection with the 2013 acquisition of Berry, LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent contribution of assets to LINN Energy. All of LinnCo’s common shares are held by the public. As of March 31, 2016, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy and owned approximately 36% of LINN Energy’s outstanding units.
In March 2016, LinnCo filed a Registration Statement on Form S-4 related to an offer to exchange each outstanding unit representing limited liability company interests of LINN Energy for one common share representing limited liability company interests of LinnCo. In April 2016, LinnCo extended the offer to April 25, 2016. The offer expired on April 25, 2016, and on April 26, 2016, LinnCo commenced a subsequent offering period that will expire on May 23, 2016, unless extended. During April 2016, 104,719,468 LINN Energy units were exchanged for an equal number of LinnCo shares. As a result of the exchange of LINN Energy units for LinnCo shares, LinnCo’s ownership of LINN Energy’s outstanding units increased from approximately 36% to approximately 66% as of April 30, 2016.
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
For the three months ended March 31, 2016, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $1.7 million, of which approximately $918,000 had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2016. The expenses for the three months ended March 31, 2016, include approximately $603,000 related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.
For the three months ended March 31, 2015, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $1.4 million, of which approximately $1.1 million had been paid by LINN Energy on LinnCo’s behalf as of March 31, 2015. The expenses for the three months ended March 31, 2015, include approximately $491,000 related to services provided by LINN Energy necessary for the conduct of LinnCo’s business, such as accounting, legal, tax, information technology and other expenses.

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company did not pay any distributions to LinnCo during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company paid approximately $40 million in distributions to LinnCo attributable to LinnCo’s interest in LINN Energy.
Other
One of the Company’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the three months ended March 31, 2016, and March 31, 2015, the Company incurred expenditures of approximately $2 million and $3 million, respectively, related to services rendered by Superior and its subsidiaries.
Note 15 – Subsidiary Guarantors
Linn Energy, LLC’s senior notes due May 2019, senior notes due November 2019, senior notes due April 2020, Second Lien Notes, senior notes due February 2021 and senior notes due September 2021 are guaranteed by all of the Company’s material subsidiaries, other than Berry Petroleum Company, LLC, which is an indirect 100% wholly owned subsidiary of the Company.
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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2016

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$917,814	$134,408	$7,334	$—	$1,059,556
Accounts receivable – trade, net	—	145,297	40,755	—	186,052
Accounts receivable – affiliates	2,885,185	50,518	—	(2,935,703)	—
Derivative instruments	—	1,095,929	295	—	1,096,224
Other current assets	23,159	59,170	19,582	—	101,911
Total current assets	3,826,158	1,485,322	67,966	(2,935,703)	2,443,743

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	—	13,129,776	5,019,579	—	18,149,355
Less accumulated depletion and amortization	—	(9,776,724)	(2,682,011)	65,173	(12,393,562)
	—	3,353,052	2,337,568	65,173	5,755,793

Other property and equipment	—	600,783	113,947	—	714,730
Less accumulated depreciation	—	(194,874)	(14,617)	—	(209,491)
	—	405,909	99,330	—	505,239

Derivative instruments	—	451,843	—	—	451,843
Restricted cash	—	7,208	250,612	—	257,820
Notes receivable – affiliates	162,700	—	—	(162,700)	—
Investments in consolidated subsidiaries	2,675,208	—	—	(2,675,208)	—
Other noncurrent assets	—	8,223	16,836	—	25,059
	2,837,908	467,274	267,448	(2,837,908)	734,722
Total noncurrent assets	2,837,908	4,226,235	2,704,346	(2,772,735)	6,995,754
Total assets	$6,664,066	$5,711,557	$2,772,312	$(5,708,438)	$9,439,497

LIABILITIES AND UNITHOLDERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$—	$269,911	$98,163	$—	$368,074
Accounts payable – affiliates	—	2,885,185	50,518	(2,935,703)	—
Derivative instruments	—	—	1,190	—	1,190
Current portion of long-term debt, net	3,720,157	—	873,175	—	4,593,332
Other accrued liabilities	107,536	32,985	29,996	—	170,517
Total current liabilities	3,827,693	3,188,081	1,053,042	(2,935,703)	5,133,113

Noncurrent liabilities:
Derivative instruments	—	474	—	—	474
Long-term debt, net	4,449,883	—	844,927	—	5,294,810
Notes payable – affiliates	—	162,700	—	(162,700)	—
Other noncurrent liabilities	—	402,515	213,003	—	615,518
Total noncurrent liabilities	4,449,883	565,689	1,057,930	(162,700)	5,910,802

Unitholders’ capital (deficit):
Units issued and outstanding	5,346,253	4,831,568	2,798,713	(7,621,189)	5,355,345
Accumulated deficit	(6,959,763)	(2,873,781)	(2,137,373)	5,011,154	(6,959,763)
	(1,613,510)	1,957,787	661,340	(2,610,035)	(1,604,418)
Total liabilities and unitholders’ capital (deficit)	$6,664,066	$5,711,557	$2,772,312	$(5,708,438)	$9,439,497

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2015

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$1,073	$72	$1,023	$—	$2,168
Accounts receivable – trade, net	—	170,503	46,053	—	216,556
Accounts receivable – affiliates	2,920,082	8,621	—	(2,928,703)	—
Derivative instruments	—	1,207,012	13,218	—	1,220,230
Other current assets	25,090	49,606	20,897	—	95,593
Total current assets	2,946,245	1,435,814	81,191	(2,928,703)	1,534,547

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	—	13,110,094	5,011,061	—	18,121,155
Less accumulated depletion and amortization	—	(9,557,283)	(1,596,165)	55,956	(11,097,492)
	—	3,552,811	3,414,896	55,956	7,023,663

Other property and equipment	—	597,216	111,495	—	708,711
Less accumulated depreciation	—	(183,139)	(12,522)	—	(195,661)
	—	414,077	98,973	—	513,050

Derivative instruments	—	566,401	—	—	566,401
Restricted cash	—	7,004	250,359	—	257,363
Notes receivable – affiliates	175,100	—	—	(175,100)	—
Investments in consolidated subsidiaries	3,940,444	—	—	(3,940,444)	—
Other noncurrent assets	—	17,178	16,057	(1)	33,234
	4,115,544	590,583	266,416	(4,115,545)	856,998
Total noncurrent assets	4,115,544	4,557,471	3,780,285	(4,059,589)	8,393,711
Total assets	$7,061,789	$5,993,285	$3,861,476	$(6,988,292)	$9,928,258

LIABILITIES AND UNITHOLDERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,285	$336,962	$117,127	$—	$455,374
Accounts payable – affiliates	—	2,920,082	8,621	(2,928,703)	—
Derivative instruments	—	—	2,241	—	2,241
Current portion of long-term debt, net	2,841,518	—	873,175	—	3,714,693
Other accrued liabilities	49,861	52,997	16,735	—	119,593
Total current liabilities	2,892,664	3,310,041	1,017,899	(2,928,703)	4,291,901

Noncurrent liabilities:
Derivative instruments	—	857	—	—	857
Long-term debt, net	4,447,308	—	845,368	—	5,292,676
Notes payable – affiliates	—	175,100	—	(175,100)	—
Other noncurrent liabilities	—	399,676	212,050	(1)	611,725
Total noncurrent liabilities	4,447,308	575,633	1,057,418	(175,101)	5,905,258

Unitholders’ capital (deficit):
Units issued and outstanding	5,333,834	4,831,758	2,798,713	(7,621,189)	5,343,116
Accumulated deficit	(5,612,017)	(2,724,147)	(1,012,554)	3,736,701	(5,612,017)
	(278,183)	2,107,611	1,786,159	(3,884,488)	(268,901)
Total liabilities and unitholders’ capital (deficit)	$7,061,789	$5,993,285	$3,861,476	$(6,988,292)	$9,928,258

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2016

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$199,849	$83,466	$—	$283,315
Gains on oil and natural gas derivatives	—	109,453	508	—	109,961
Marketing revenues	—	9,061	5,244	—	14,305
Other revenues	—	5,138	2,048	—	7,186
	—	323,501	91,266	—	414,767
Expenses:
Lease operating expenses	—	87,552	50,093	—	137,645
Transportation expenses	—	41,994	12,929	—	54,923
Marketing expenses	—	7,833	4,455	—	12,288
General and administrative expenses	—	61,357	25,172	—	86,529
Exploration costs	—	2,693	—	—	2,693
Depreciation, depletion and amortization	—	108,045	58,843	(2,830)	164,058
Impairment of long-lived assets	—	129,703	1,030,588	(6,387)	1,153,904
Taxes, other than income taxes	2	19,752	14,313	—	34,067
(Gains) losses on sale of assets and other, net	—	1,269	(192)	—	1,077
	2	460,198	1,196,201	(9,217)	1,647,184
Other income and (expenses):
Interest expense, net of amounts capitalized	(85,472)	205	(19,952)	—	(105,219)
Interest expense – affiliates	—	(2,969)	—	2,969	—
Interest income – affiliates	2,969	—	—	(2,969)	—
Equity in losses from consolidated subsidiaries	(1,265,236)	—	—	1,265,236	—
Other, net	(5)	73	66	—	134
	(1,347,744)	(2,691)	(19,886)	1,265,236	(105,085)
Loss before income taxes	(1,347,746)	(139,388)	(1,124,821)	1,274,453	(1,337,502)
Income tax expense (benefit)	—	10,246	(2)	—	10,244
Net loss	$(1,347,746)	$(149,634)	$(1,124,819)	$1,274,453	$(1,347,746)

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

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from operating activities:
Net loss	$(1,347,746)	$(149,634)	$(1,124,819)	$1,274,453	$(1,347,746)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	—	108,045	58,843	(2,830)	164,058
Impairment of long-lived assets	—	129,703	1,030,588	(6,387)	1,153,904
Unit-based compensation expenses	—	12,425	—	—	12,425
Amortization and write-off of deferred financing fees	4,676	—	182	—	4,858
(Gains) losses on sale of assets and other, net	—	2,226	(310)	—	1,916
Equity in losses from consolidated subsidiaries	1,265,236	—	—	(1,265,236)	—
Deferred income taxes	—	9,422	(2)	—	9,420
Derivatives activities:
Total (gains) losses	—	(109,454)	2,861	—	(106,593)
Cash settlements	—	334,712	9,011	—	343,723
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	—	25,815	5,298	—	31,113
(Increase) decrease in accounts receivable – affiliates	49,034	(41,897)	—	(7,137)	—
Increase in other assets	—	(8,225)	(64)	—	(8,289)
Decrease in accounts payable and accrued expenses	(36)	(594)	(13,897)	—	(14,527)
Increase (decrease) in accounts payable and accrued expenses – affiliates	—	(49,034)	41,897	7,137	—
Increase (decrease) in other liabilities	56,876	(21,163)	11,053	—	46,766
Net cash provided by operating activities	28,040	242,347	20,641	—	291,028
Cash flow from investing activities:
Development of oil and natural gas properties	—	(70,407)	(11,019)	—	(81,426)
Purchases of other property and equipment	—	(6,404)	(3,327)	—	(9,731)
Change in notes receivable with affiliate	12,400	—	—	(12,400)	—
Proceeds from sale of properties and equipment and other	(918)	638	16	—	(264)
Net cash provided by (used in) investing activities	11,482	(76,173)	(14,330)	(12,400)	(91,421)

LINN ENERGY, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from financing activities:
Proceeds from borrowings	978,500	—	—	—	978,500
Repayments of debt	(100,000)	—	—	—	(100,000)
Financing fees and offering costs	(32)	—	—	—	(32)
Change in notes payable with affiliate	—	(12,400)	—	12,400	—
Other	(1,249)	(19,438)	—	—	(20,687)
Net cash provided by (used in) financing activities	877,219	(31,838)	—	12,400	857,781

Net increase in cash and cash equivalents	916,741	134,336	6,311	—	1,057,388
Cash and cash equivalents:
Beginning	1,073	72	1,023	—	2,168
Ending	$917,814	$134,408	$7,334	$—	$1,059,556

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
The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The following discussion contains forward-looking statements based on expectations, estimates and assumptions. Actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGL, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, credit and capital market conditions, regulatory changes and other uncertainties, as well as those factors set forth in “Cautionary Statement Regarding Forward-Looking Statements” below and in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and elsewhere in the Annual Report.
When referring to Linn Energy, LLC (“LINN Energy” or the “Company”), the intent is to refer to LINN Energy and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. The reference to “Berry” herein refers to Berry Petroleum Company, LLC, which is an indirect 100% wholly owned subsidiary of LINN Energy. The reference to “LinnCo” herein refers to LinnCo, LLC, which is an affiliate of LINN Energy.
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
Executive Overview
LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering in January 2006. The Company’s properties are located in eight operating regions in the United States (“U.S.”):

•	Rockies, which includes properties located in Wyoming (Green River, Washakie and Powder River basins), Utah (Uinta Basin), North Dakota (Williston Basin) and Colorado (Piceance Basin);

•	Hugoton Basin, which includes properties located in Kansas, the Oklahoma Panhandle and the Shallow Texas Panhandle;

•	California, which includes properties located in the San Joaquin Valley and Los Angeles basins;

•	Mid-Continent, which includes Oklahoma properties located in the Anadarko and Arkoma basins, as well as waterfloods in the Central Oklahoma Platform;

•	TexLa, which includes properties located in east Texas and north Louisiana;

•	Permian Basin, which includes properties located in west Texas and southeast New Mexico;

•	Michigan/Illinois, which includes properties located in the Antrim Shale formation in north Michigan and oil properties in south Illinois; and

•	South Texas.
Results for the three months ended March 31, 2016, included the following:

•	oil, natural gas and NGL sales of approximately $283 million compared to $451 million for the first quarter of 2015;

•	average daily production of approximately 1,113 MMcfe/d compared to 1,201 MMcfe/d for the first quarter of 2015;

•	net loss of approximately $1.3 billion compared to $339 million for the first quarter of 2015;

•	net cash provided by operating activities of approximately $291 million compared to $375 million for the first quarter of 2015;

•	capital expenditures, excluding acquisitions, of approximately $37 million compared to $197 million for the first quarter of 2015; and

•	73 wells drilled (72 successful) compared to 196 wells drilled (all successful) for the first quarter of 2015.
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
Voluntary Reorganization Under Chapter 11
On May 11, 2016, the Company and certain of the Company’s direct and indirect subsidiaries (collectively with the Company, the “LINN Debtors”), LinnCo and Berry (collectively with the LINN Debtors and LinnCo, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for reorganization under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors have filed a motion with the Bankruptcy Court seeking joint administration of their Chapter 11 cases.
Prior to the filing of the Bankruptcy Petitions, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Restructuring Support Agreement”) with certain holders (“Consenting Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) the Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) and (ii) Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”).
The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Debtors and the Consenting Creditors to support a comprehensive restructuring of the Debtors’ long-term debt (“Restructuring Transactions”). The Restructuring Transactions will be effectuated through one or more plans of reorganization (“Plan”) to be filed in cases commenced under Chapter 11 of the Bankruptcy Code.
The Company expects ordinary-course operations to continue substantially uninterrupted during and after the Chapter 11 proceedings. The Restructuring Support Agreement provides that the Consenting Creditors will support the use of the LINN Debtors’ and Berry’s cash collateral under specified terms and conditions, including adequate protection terms.
Certain principal terms of the Plan are outlined below. See Item 1A. “Risk Factors” for risks relating to Chapter 11 proceedings, including the risk that the Company may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

•
Claims under the LINN Credit Facility will receive participation in a new Company $2.2 billion reserve-based and term loan credit facility, as described further below (“New LINN Exit Facility”), and payment of the remainder of claims under the LINN Credit Facility (if any) in cash or, to the extent not viable, a later-agreed-upon alternative consideration.

•
The Company’s 12.00% senior secured second lien notes due December 2020 (“Second Lien Notes”) will be allowed as a $2.0 billion unsecured claim consistent with the settlement agreement, dated April 4, 2016, entered into between the Company and certain holders of the Second Lien Notes.

•
Unsecured claims against the LINN Debtors, including under the Second Lien Notes and the Company’s unsecured notes, will convert to equity in the reorganized Company or reorganized LinnCo (“New LINN Common Stock”) in to-be-determined allocations.

•
The Restructuring Support Agreement contemplates that Berry will separate from the LINN Debtors under the Plan. Claims under the Berry Credit Facility will receive participation in a new Berry exit facility, if any, and a to-be-determined allocation of equity in reorganized Berry (“New Berry Common Stock”).

•
Unsecured claims against Berry, including under Berry’s unsecured notes, will receive a to-be-determined allocation of New Berry Common Stock up to the full amount of Berry’s unencumbered collateral and/or collateral value in excess of amounts outstanding under the Berry Credit Facility.

•
Cash payments under the Plan may be funded by rights offerings or other new-money investments. The Restructuring Support Agreement contemplates that Berry may undertake a marketing process for the opportunity to sponsor its Plan.

•	All existing equity interests of the Company, LinnCo and Berry will be extinguished without recovery.
The New LINN Exit Facility will consist of (i) a term loan in the amount of $800 million (“New LINN Term Loan”) and (ii) a revolving loan in the initial amount of $1.4 billion (“New LINN Revolving Loan”). The New LINN Term Loan will mature on the earlier of June 30, 2021, or the day prior to the fourth anniversary of the closing date, with interest payable at LIBOR plus 7.50% and amortized principal payments payable quarterly, beginning March 31, 2017. The New LINN Revolving Loan will be composed of two tranches as follows: (a) a conforming tranche with an initial amount of $1.2 billion subject to the borrowing base (“Conforming Tranche”) and (b) a non-conforming tranche with an initial amount of $200 million (“Non-Conforming Tranche”). The Conforming Tranche will mature on the earlier of June 30, 2021, or the day prior to the fourth anniversary of the closing date, with an interest rate of LIBOR plus 3.50%. The Non-Conforming Tranche will mature on the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

earlier of December 31, 2020, or the day prior to the date that is three years and six months after the closing date, with an interest rate of LIBOR plus 5.50%. The New LINN Exit Facility is subject to a variety of other terms and conditions including conditions precedent to funding, financial covenants and various other covenants and representations and warranties.
The Plan will provide for the establishment of a customary management incentive plan at the Company and Berry under which no less than 10% of the New LINN Common Stock and New Berry Common Stock, respectively, will be reserved for grants made from time to time to the officers and other key employees of the respective reorganized entities. The Plan will provide for releases of specified claims held by the Debtors, the Consenting Creditors and certain other specified parties against one another and for customary exculpations and injunctions.
The Restructuring Support Agreement obligates the Debtors and the Consenting Creditors to, among other things, support and not interfere with consummation of the Restructuring Transactions and, as to the Consenting Creditors, vote their claims in favor of the Plan. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to the filing, confirmation and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 250 days of the bankruptcy filing. There can be no assurances that the Restructuring Transactions will be consummated.
Subject to certain exceptions, under the Bankruptcy Code, the filing of the Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the date of the Bankruptcy Petitions. Accordingly, although the filing of the Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code.
For the duration of the Company’s Chapter 11 proceedings, the Company’s operations and ability to develop and execute its business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A. “Risk Factors.” As a result of these risks and uncertainties, the number of the Company’s units and unitholders, assets, liabilities, officers and/or directors could be significantly different following the outcome of the Chapter 11 proceedings, and the description of the Company’s operations, properties and capital plans included in this quarterly report may not accurately reflect its operations, properties and capital plans following the Chapter 11 process.
In particular, subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtor in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.
Ability to Continue as a Going Concern
Continued low commodity prices are expected to result in significantly lower levels of cash flow from operating activities in the future and have limited the Company’s ability to access the capital markets. In addition, each of the Company’s Credit Facilities is subject to scheduled redeterminations of its borrowing base, semi-annually in April and October, based primarily on reserve reports using lender commodity price expectations at such time. The lenders under the Credit Facilities agreed to defer the April 2016 borrowing base redeterminations to May 11, 2016. Continued low commodity prices, reductions in the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Company’s capital budget and the resulting reserve write-downs, along with the termination of the Company’s hedges, are expected to adversely impact upcoming redeterminations and will likely have a significant negative impact on the Company’s liquidity. The Company’s filing of the Bankruptcy Petitions described above accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes.
The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described above raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. If the Company cannot continue as a going concern, adjustments to the carrying values and classification of its assets and liabilities and the reported amounts of income and expenses could be required and could be material.
In order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company has undertaken a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. The Company believes that even after taking these actions, it will not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As previously disclosed, the Company has engaged financial and legal advisors to assist with, among other things, analyzing various strategic alternatives to address its liquidity and capital structure. The Company believes a filing under Chapter 11 may provide the most expeditious manner in which to effect a capital structure solution. There can be no assurances that the Company will be able to reorganize its capital structure on terms acceptable to the Company, its creditors, or at all.
As of March 31, 2016, the Company was in default under certain of its debt instruments, which have subsequently been cured or a forbearance has been received. The Company’s filing of the Bankruptcy Petitions described above constitutes an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on certain of its senior notes and the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 6 for additional details about the Company’s debt.
Covenant Violations
Credit Facilities
The Company’s Credit Facilities contain the requirement to deliver audited consolidated financial statements without a going concern or like qualification or exception. Consequently, the filing of the Company’s 2015 Annual Report on Form 10-K which included such explanatory paragraph resulted in a default under the LINN Credit Facility as of the filing date, March 15, 2016, subject to a 30 day grace period.
On April 12, 2016, the Company entered into amendments to both the LINN Credit Facility and Berry Credit Facility. The amendments provided for, among other things, an agreement that (i) certain events (the “Specified Events”) would not become defaults or events of default until May 11, 2016, (ii) the borrowing bases would remain constant until May 11, 2016, unless reduced as a result of swap agreement terminations or collateral sales and (iii) the Company, the administrative agent and the lenders would negotiate in good faith the terms of a restructuring support agreement in furtherance of a restructuring of the capital structure of the Company and its subsidiaries. In addition, the amendment to the Berry Credit Facility provided Berry with access to $45 million in cash that was previously restricted in order to fund ordinary course operations.
Pursuant to the terms of the foregoing amendments and as a result of the execution of the Restructuring Support Agreement, the Company made a $350 million permanent repayment of a portion of the borrowings outstanding under the LINN Credit Facility.
Pursuant to the amendments, the Specified Events are:

•	The receipt of a going concern qualification or explanatory statement in the auditors’ report on the Company’s consolidated financial statements for the year ended December 31, 2015;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	The receipt of a going concern qualification or explanatory statement in the auditors’ report on Berry’s financial statements for the year ended December 31, 2015;

•	The failure of the Company or Berry to make certain interest payments on their unsecured notes;

•	Any cross-defaults that may arise on account of any of the foregoing, provided that no event of default is continuing under any document giving rise to such cross default; and

•	Any failure to provide notice of any of the events described above.
The amendment to the Berry Credit Facility also includes the Specified Event of the failure to maintain the ratio of Adjusted EBITDAX to Interest Expense (as each term is defined in the Berry Credit Facility) (“Interest Coverage Ratio”).
As a condition to closing the amendments, (a) the Company made a $100 million permanent repayment of a portion of the borrowings outstanding under the LINN Credit Facility and (b) the Company and certain of its subsidiaries provided control agreements over certain deposit accounts.
The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the Credit Facilities. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of the default.
Second Lien Notes
The indenture governing the Second Lien Notes (“Second Lien Indenture”) required the Company to deliver mortgages by February 18, 2016, subject to a 45 day grace period. The Company elected to exercise its right to the grace period, which resulted in the Company being in default under the Second Lien Indenture.
On April 4, 2016, the Company entered into a settlement agreement with certain holders of the Second Lien Notes and agreed to deliver, and make arrangements for recordation of, the mortgages. The Company has since delivered and made arrangements for recordation of the mortgages and is no longer in default under the Second Lien Indenture.
The settlement agreement provides that the parties will commence good faith negotiations with each other regarding the terms of a potential comprehensive and consensual restructuring, including a potential restructuring under a Chapter 11 plan of reorganization. If the parties are unable to reach agreement on the terms of a consensual restructuring on or before the date on which such Chapter 11 proceedings are commenced (or such later date as mutually agreed to by the parties), the parties will support entry by the bankruptcy court of a settlement order that, among other things, (i) approves the issuance of additional notes, in the principal amount of $1.0 billion plus certain accrued interest, on a proportionate basis to existing holders of the Second Lien Notes and (ii) releases the mortgages and other collateral upon the issuance of the additional notes (the “Settlement Order”).
The settlement agreement terminates upon, among other events, (i) the expiration of 91 days after effectiveness of the settlement agreement, unless the Company has commenced Chapter 11 proceedings, or (ii) entry by the bankruptcy court of a final, non-appealable order denying the Company’s motion seeking entry of the Settlement Order.
The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the Second Lien Indenture. However, under the Bankruptcy Code, holders of the Second Lien Notes are stayed from taking any action against the Company as a result of the default.
Senior Notes
The Company deferred making interest payments totaling approximately $60 million due March 15, 2016, including approximately $30 million on LINN Energy’s 7.75% senior notes due February 2021, approximately $12 million on LINN Energy’s 6.50% senior notes due September 2021 and approximately $18 million on Berry’s 6.375% senior notes due September 2022, which resulted in the Company being in default under these senior notes. The indentures governing each of the applicable series of notes permit the Company a 30 day grace period to make the interest payments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

On April 14, 2016, within the 30 day interest payment grace period provided for in the indentures governing the notes, the Company and Berry made interest payments of approximately $60 million in satisfaction of their respective obligations.
Furthermore, the Company decided to defer making interest payments of approximately $31 million due April 15, 2016, on LINN Energy’s 8.625% senior notes due April 2020, and interest payments due May 1, 2016, of approximately $18 million on LINN Energy’s 6.25% senior notes due November 2019 and approximately $9 million on Berry’s 6.75% senior notes due November 2020, which, as of the payment due dates, resulted in the Company being in default under these senior notes. The indentures governing each of the applicable series of notes permit the Company a 30 day grace period to make the interest payments.
The filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the indentures governing the senior notes. However, under the Bankruptcy Code, holders of the senior notes are stayed from taking any action against the Company as a result of the default.
Commodity Derivatives
In April 2016 and May 2016, in connection with the Company’s restructuring efforts, the Company canceled (prior to the contract settlement dates) all of its derivative contracts (with the exception of Berry’s current remaining 26,108 MMMBtu of natural gas basis swaps for 2016) for net cash proceeds of approximately $1.2 billion. All net cash proceeds received were used to make permanent repayments of a portion of the borrowings outstanding under the LINN Credit Facility. Berry’s derivative contracts may be terminated unilaterally by the counterparty as a result of the bankruptcy filing or, if not automatically terminated, Berry may elect to monetize or terminate its derivative contracts.
Offer to Exchange LINN Energy Units for LinnCo Shares
In March 2016, LinnCo filed a Registration Statement on Form S-4 related to an offer to exchange each outstanding unit representing limited liability company interests of LINN Energy for one common share representing limited liability company interests of LinnCo. In April 2016, LinnCo extended the offer to April 25, 2016. The offer expired on April 25, 2016, and on April 26, 2016, LinnCo commenced a subsequent offering period that will expire on May 23, 2016, unless extended. During April 2016, 104,719,468 LINN Energy units were exchanged for an equal number of LinnCo shares. As a result of the exchange of LINN Energy units for LinnCo shares, LinnCo’s ownership of LINN Energy’s outstanding units increased from approximately 36% to approximately 66% as of April 30, 2016.
2016 Oil and Natural Gas Capital Budget
For 2016, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $300 million, including approximately $210 million related to its oil and natural gas capital program and approximately $75 million related to its plant and pipeline capital. The 2016 budget contemplates continued low commodity prices and is under continuous review and subject to ongoing adjustments. The Company expects to fund its capital expenditures primarily from net cash provided by operating activities; however, there is uncertainty regarding the Company’s liquidity as discussed above. In addition, at this level of capital spending, the Company expects its total reserves to decline.
Financing Activities
See above and Note 6 for a description of the amendments to the Credit Facilities entered into in April 2016. In addition, in April 2016 and May 2016, the Company made approximately $1.7 billion in permanent repayments of a portion of the borrowings outstanding under the LINN Credit Facility. As of May 12, 2016, total borrowings outstanding (including outstanding letters of credit) under the LINN Credit Facility were approximately $1.9 billion with no remaining availability. Total borrowings outstanding under the Berry Credit Facility were approximately $899 million with less than $1 million available.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

	Three Months Ended March 31,
	2016	2015	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$110,397	$172,096	$(61,699)
Oil sales	144,461	235,237	(90,776)
NGL sales	28,457	43,236	(14,779)
Total oil, natural gas and NGL sales	283,315	450,569	(167,254)
Gains on oil and natural gas derivatives	109,961	424,781	(314,820)
Marketing and other revenues	21,491	41,197	(19,706)
	414,767	916,547	(501,780)
Expenses:
Lease operating expenses	137,645	173,021	(35,376)
Transportation expenses	54,923	53,540	1,383
Marketing expenses	12,288	28,841	(16,553)
General and administrative expenses (1)	86,529	78,968	7,561
Exploration costs	2,693	396	2,297
Depreciation, depletion and amortization	164,058	215,014	(50,956)
Impairment of long-lived assets	1,153,904	532,617	621,287
Taxes, other than income taxes	34,067	54,045	(19,978)
(Gains) losses on sale of assets and other, net	1,077	(12,287)	13,364
	1,647,184	1,124,155	523,029
Other income and (expenses)	(105,085)	(138,679)	33,594
Loss before income taxes	(1,337,502)	(346,287)	(991,215)
Income tax expense (benefit)	10,244	(7,127)	17,371
Net loss	$(1,347,746)	$(339,160)	$(1,008,586)

(1)
General and administrative expenses for the three months ended March 31, 2016, and March 31, 2015, include approximately $9 million and $17 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended March 31,
	2016	2015	Variance
Average daily production:
Natural gas (MMcf/d)	616	651	(5)%
Oil (MBbls/d)	55.1	62.8	(12)%
NGL (MBbls/d)	27.9	28.8	(3)%
Total (MMcfe/d)	1,113	1,201	(7)%

Weighted average prices: (1)
Natural gas (Mcf)	$1.97	$2.94	(33)%
Oil (Bbl)	$28.83	$41.65	(31)%
NGL (Bbl)	$11.23	$16.69	(33)%

Average NYMEX prices:
Natural gas (MMBtu)	$2.09	$2.98	(30)%
Oil (Bbl)	$33.45	$48.64	(31)%

Costs per Mcfe of production:
Lease operating expenses	$1.36	$1.60	(15)%
Transportation expenses	$0.54	$0.50	8%
General and administrative expenses (2)	$0.85	$0.73	16%
Depreciation, depletion and amortization	$1.62	$1.99	(19)%
Taxes, other than income taxes	$0.34	$0.50	(32)%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the three months ended March 31, 2016, and March 31, 2015, include approximately $9 million and $17 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $168 million or 37% to approximately $283 million for the three months ended March 31, 2016, from approximately $451 million for the three months ended March 31, 2015, due to lower oil, natural gas and NGL prices and lower production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $64 million, $54 million and $14 million, respectively.
Average daily production volumes decreased to approximately 1,113 MMcfe/d for the three months ended March 31, 2016, from 1,201 MMcfe/d for the three months ended March 31, 2015. Lower oil, natural gas and NGL production volumes resulted in a decrease in revenues of approximately $27 million, $8 million and $1 million, respectively.
The following table sets forth average daily production by region:

	Three Months Ended March 31,
	2016	2015	Variance
Average daily production (MMcfe/d):
Rockies	403	424	(21)	(5)%
Hugoton Basin	244	247	(3)	(2)%
California	169	191	(22)	(11)%
Mid-Continent	97	102	(5)	(5)%
TexLa	80	78	2	3%
Permian Basin	62	94	(32)	(34)%
Michigan/Illinois	30	31	(1)	(1)%
South Texas	28	34	(6)	(17)%
	1,113	1,201	(88)	(7)%
The decreases in average daily production volumes primarily reflect lower production volumes as a result of reduced development capital spending throughout the Company’s various operating regions, as well as marginal well shut-ins, driven by continued low commodity prices. The decrease in average daily production volumes in California also reflects recent operational challenges in the Company’s Diatomite development program, where the Company is pursuing various remedies to address wells performance and has temporarily curtailed capital spending in this program. The decrease in average daily production volumes in the Permian Basin region also reflects lower production volumes as a result of the Howard County assets sale on August 31, 2015.
Gains on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $110 million and $425 million for the three months ended March 31, 2016, and March 31, 2015, respectively, representing a decrease of approximately $315 million. Gains on oil and natural gas derivatives decreased primarily due to changes in fair value of the derivative contracts, and the comparison from period to period is impacted by the declining maturity schedule of the Company’s hedges. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
During the three months ended March 31, 2016, the Company had commodity derivative contracts for approximately 88% of its natural gas production and 73% of its oil production. During the three months ended March 31, 2015, the Company had commodity derivative contracts for approximately 80% of its natural gas production and 70% of its oil production. The Company does not hedge the portion of natural gas production used to economically offset natural gas consumption related to its heavy oil development operations in California.

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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing and other revenues decreased by approximately $20 million or 48% to approximately $21 million for the three months ended March 31, 2016, from approximately $41 million for the three months ended March 31, 2015. The decrease was primarily due to lower revenues generated by the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms, and lower electricity sales revenues generated by the Company’s California cogeneration facilities.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $35 million or 20% to approximately $138 million for the three months ended March 31, 2016, from approximately $173 million for the three months ended March 31, 2015. The decrease was primarily due to cost savings initiatives, as well as a decrease in steam costs caused by lower prices for natural gas used in steam generation and a decrease in steam injection volumes. Lease operating expenses per Mcfe also decreased to $1.36 per Mcfe for the three months ended March 31, 2016, from $1.60 per Mcfe for the three months ended March 31, 2015.
Transportation Expenses
Transportation expenses increased by approximately $1 million or 3% to approximately $55 million for the three months ended March 31, 2016, from approximately $54 million for the three months ended March 31, 2015. The increase was primarily due to higher costs from nonoperated properties in the Rockies region. Transportation expenses per Mcfe also increased to $0.54 per Mcfe for the three months ended March 31, 2016, from $0.50 per Mcfe for the three months ended March 31, 2015.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses decreased by approximately $17 million or 57% to approximately $12 million for the three months ended March 31, 2016, from approximately $29 million for the three months ended March 31, 2015. The decrease was primarily due to lower expenses associated with the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses increased by approximately $8 million or 10% to approximately $87 million for the three months ended March 31, 2016, from approximately $79 million for the three months ended March 31, 2015. The increase was primarily due to higher professional services expenses principally related to the Company’s strategic alternatives activities, partially offset by lower salaries and benefits related expenses and lower acquisition expenses. General and administrative expenses per Mcfe also increased to $0.85 per Mcfe for the three months ended March 31, 2016, from $0.73 per Mcfe for the three months ended March 31, 2015.
Exploration Costs
Exploration costs increased by approximately $2 million to approximately $3 million for the three months ended March 31, 2016, from approximately $396,000 for the three months ended March 31, 2015. The increase was primarily due to seismic data expenses associated with activities in the Mid-Continent region.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $51 million or 24% to approximately $164 million for the three months ended March 31, 2016, from approximately $215 million for the three months ended March 31, 2015. The decrease was primarily due to lower rates as a result of the impairments recorded in the prior year and lower total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $1.62 per Mcfe for the three months ended March 31, 2016, from $1.99 per Mcfe for the three months ended March 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Impairment of Long-Lived Assets
The Company recorded the following noncash impairment charges (before and after tax) associated with proved and unproved oil and natural gas properties:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

California region	$984,288	$207,200
Mid-Continent region	129,703	5,703
Rockies region	26,677	—
Hugoton Basin region	—	277,914
TexLa region	—	33,100
South Texas region	—	8,700
Proved oil and natural gas properties	1,140,668	532,617
California region unproved oil and natural gas properties	13,236	—
Impairment of long-lived assets	$1,153,904	$532,617
The impairment charges in 2016 were due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves. The impairment charges in 2015 were due to a decline in commodity prices.
Taxes, Other Than Income Taxes

	Three Months Ended March 31,
	2016	2015	Variance
	(in thousands)

Severance taxes	$8,579	$13,890	$(5,311)
Ad valorem taxes	22,024	34,116	(12,092)
California carbon allowances	3,449	6,151	(2,702)
Other	15	(112)	127
	$34,067	$54,045	$(19,978)
Taxes, other than income taxes decreased by approximately $20 million or 37% for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas and NGL prices and lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to lower estimated valuations on certain of the Company’s properties. California carbon allowances decreased primarily due to lower anticipated emissions compliance obligations as a result of reduced capital spending levels and a decrease in steam injection volumes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Three Months Ended March 31,
	2016	2015	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(105,219)	$(143,101)	$37,882
Gain on extinguishment of debt	—	6,635	(6,635)
Other, net	134	(2,213)	2,347
	$(105,085)	$(138,679)	$33,594
Other income and (expenses) decreased by approximately $34 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Interest expense decreased primarily due to lower outstanding debt during the period and lower amortization of financing fees and expenses primarily related to the senior notes that were repurchased and exchanged during 2015, partially offset by a decrease in capitalized interest. In addition, for the three months ended March 31, 2015, the Company recorded a gain on extinguishment of debt of approximately $7 million as a result of the repurchases of a portion of the 8.625% senior notes due April 2020. See “Debt” under “Liquidity and Capital Resources” below for additional details.
The $1.0 billion in aggregate principal amount of Second Lien Notes issued in November 2015 were accounted for as a troubled debt restructuring, which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. As a result, the Company’s reported interest expense will be significantly less than the contractual interest payments throughout the term of the Second Lien Notes. There were no interest payments made on the Second Lien Notes for the three months ended March 31, 2016, or for the year ended December 31, 2015.
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $10 million for the three months ended March 31, 2016, compared to an income tax benefit of approximately $7 million for the three months ended March 31, 2015. The income tax expense is primarily due to higher income from the Company’s taxable subsidiaries during the three months ended March 31, 2016, compared to the same period in 2015.
Net Loss
Net loss increased by approximately $1.0 billion to approximately $1.3 billion for the three months ended March 31, 2016, from approximately $339 million for the three months ended March 31, 2015. The increase was primarily due to higher impairment charges, lower gains on oil and natural gas derivatives and lower production revenues, partially offset by lower expenses, including interest. See discussion above for explanations of variances.
Liquidity and Capital Resources
The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described under “Executive Overview” raise substantial doubt about the Company’s ability to continue as a going concern.
As of March 31, 2016, the Company was in default under certain of its debt instruments, which have subsequently been cured or a forbearance has been received. The Company’s filing of the Bankruptcy Petitions described above constitutes an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on certain of its senior notes and the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2015. Under the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See above under “Executive Overview – Voluntary Reorganization Under Chapter 11” for a description of these and other developments.
In order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company has undertaken a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. The Company believes that even after taking these actions, it will not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As previously disclosed, the Company has engaged financial and legal advisors to assist with, among other things, analyzing various strategic alternatives to address its liquidity and capital structure. The Company believes a filing under Chapter 11 may provide the most expeditious manner in which to effect a capital structure solution. There can be no assurances that the Company will be able to reorganize its capital structure on terms acceptable to the Company, its creditors, or at all.
Although the Company believes its cash flow from operations and cash on hand will be adequate to meet the operating costs of its existing business, there are no assurances that the Company’s cash flow from operations and cash on hand will be sufficient to continue to fund its operations or to allow the Company to continue as a going concern until a Chapter 11 plan is confirmed by the bankruptcy court or other alternative restructuring transaction is approved by the bankruptcy court and consummated. The Company’s long-term liquidity requirements, the adequacy of its capital resources and its ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Chapter 11 plan has been confirmed, if at all, by the bankruptcy court.
The Company has utilized funds from debt and equity offerings, borrowings under its Credit Facilities and net cash provided by operating activities for capital resources and liquidity. To date, the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the three months ended March 31, 2016, the Company’s total capital expenditures, excluding acquisitions, were approximately $37 million.
See below for details regarding capital expenditures for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Oil and natural gas	$30,512	$182,973
Plant and pipeline	3,776	2,253
Other	3,007	11,561
Capital expenditures, excluding acquisitions	$37,295	$196,787
For 2016, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $300 million, including approximately $210 million related to its oil and natural gas capital program and approximately $75 million related to its plant and pipeline capital. This estimate is under continuous review and subject to ongoing adjustments. The Company expects to fund its capital expenditures primarily from net cash provided by operating activities; however, there is uncertainty regarding the Company’s liquidity as discussed above.
In February 2016, the Company borrowed approximately $919 million under the LINN Credit Facility, which represented the remaining undrawn amount that was available under the LINN Credit Facility, the proceeds of which were deposited in an unencumbered account with a bank that is not a lender under either the LINN or Berry Credit Facility. As of March 31, 2016, there was less than $1 million of available borrowing capacity under the Credit Facilities.
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

debt or equity financing. The Company’s Credit Facilities and indentures governing its senior notes impose certain restrictions on the Company’s ability to obtain additional debt financing. See Item 1A. “Risk Factors” in this Quarterly Report on Form 10‑Q and in the Annual Report on Form 10‑K for the year ended December 31, 2015, for risks relating to liquidity and Chapter 11 proceedings.
Statements of Cash Flows
The following is a comparative cash flow summary:

	Three Months Ended March 31,
	2016	2015	Variance
	(in thousands)
Net cash:
Provided by operating activities	$291,028	$374,703	$(83,675)
Used in investing activities	(91,421)	(249,719)	158,298
Provided by (used in) financing activities	857,781	(78,481)	936,262
Net increase in cash and cash equivalents	$1,057,388	$46,503	$1,010,885
Operating Activities
Cash provided by operating activities for the three months ended March 31, 2016, was approximately $291 million, compared to approximately $375 million for the three months ended March 31, 2015. The decrease was primarily due to lower production related revenues principally due to lower commodity prices and lower production volumes, partially offset by higher cash settlements on derivatives and lower expenses.
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(91,157)	$(277,219)
Proceeds from sale of properties and equipment and other	(264)	27,500
	$(91,421)	$(249,719)
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures decreased primarily due to lower spending on development activities throughout the Company’s various operating regions as a result of continued low commodity prices. The Company made no acquisitions of properties during the three months ended March 31, 2016, or March 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financing Activities
Cash provided by financing activities for the three months ended March 31, 2016, was approximately $858 million, compared to cash used in financing activities of approximately $78 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, the Company borrowed approximately $979 million under the LINN Credit Facility, including approximately $919 million in February 2016 which represented the remaining undrawn amount that was available.
The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Proceeds from borrowings:
LINN Credit Facility	$978,500	$395,000
	$978,500	$395,000
Repayments of debt:
LINN Credit Facility	$(100,000)	$(215,000)
Senior notes	—	(65,287)
	$(100,000)	$(280,287)
Debt
The following summarizes the Company’s outstanding debt:

	March 31, 2016	December 31, 2015
	(in thousands, except percentages)

LINN credit facility	$3,093,500	$2,215,000
Berry credit facility	873,175	873,175
Term loan	500,000	500,000
6.50% senior notes due May 2019	562,234	562,234
6.25% senior notes due November 2019	581,402	581,402
8.625% senior notes due April 2020	718,596	718,596
6.75% Berry senior notes due November 2020	261,100	261,100
12.00% senior secured second lien notes due December 2020 (1)	1,000,000	1,000,000
Interest payable on senior secured second lien notes due December 2020 (1)	608,333	608,333
7.75% senior notes due February 2021	779,474	779,474
6.50% senior notes due September 2021	381,423	381,423
6.375% Berry senior notes due September 2022	572,700	572,700
Net unamortized discounts and premiums	(8,318)	(8,694)
Net unamortized deferred financing fees	(35,477)	(37,374)
Total debt, net	9,888,142	9,007,369
Less current portion, net (2)	(4,593,332)	(3,714,693)
Long-term debt, net	$5,294,810	$5,292,676

(1)
The issuance of the Second Lien Notes was accounted for as a troubled debt restructuring, which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized.

(2)
Due to existing and anticipated covenant violations, the Company’s Credit Facilities and term loan were classified as current at March 31, 2016, and December 31, 2015. The current portion as of both March 31, 2016, and December 31, 2015, also includes approximately $128 million of interest payable on the Second Lien Notes due within one year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

In February 2016, the Company borrowed approximately $919 million under the LINN Credit Facility, which represented the remaining undrawn amount that was available under the LINN Credit Facility, the proceeds of which were deposited in an unencumbered account with a bank that is not a lender under either the LINN or Berry Credit Facility. As of March 31, 2016, there was less than $1 million of available borrowing capacity under the Credit Facilities. For additional information related to the Company’s outstanding debt, see Note 6. The Company plans to file Berry’s stand-alone financial statements with the Securities and Exchange Commission at a later date.
Financial Covenants
The Credit Facilities, as amended in October 2015, contain requirements and financial covenants, among others, to maintain: 1) a ratio of EBITDA to Interest Expense (as each term is defined in the LINN Credit Facility) and Adjusted EBITDAX to Interest Expense (as each term is defined in the Berry Credit Facility) (“Interest Coverage Ratio”) for the preceding four quarters of at least 2.5 to 1.0 through September 30, 2015, 2.0 to 1.0 currently, 2.25 to 1.0 from March 31, 2017 through June 30, 2017 and returning to 2.5 to 1.0 thereafter, and 2) a ratio of adjusted current assets to adjusted current liabilities (as described in the LINN Credit Facility) and Current Assets to Current Liabilities (as each term is defined in the Berry Credit Facility) (“Current Ratio”) as of the last day of any fiscal quarter of at least 1.0 to 1.0. The Interest Coverage Ratio is intended as a measure of the Company’s ability to make interest payments on its outstanding indebtedness and the Current Ratio is intended as a measure of the Company’s solvency. The Company is required to demonstrate compliance with each of these ratios on a quarterly basis. The following represents the calculations of the Interest Coverage Ratio and the Current Ratio as presented to the lenders under the Credit Facilities:

	At or for the Quarter Ended				Twelve Months Ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	March 31, 2016
LINN Credit Facility:
Interest Coverage Ratio	3.0	3.4	3.5	2.9	3.2
Current Ratio	2.9	2.8	2.0	2.4	2.4
Berry Credit Facility:
Interest Coverage Ratio	2.6	2.2	1.6	(0.8)	1.4
Current Ratio (1)	0.5	2.0	0.4	0.3	0.3
Current Ratio (consolidated) (1)	2.9	2.6	1.7	2.0	2.0

(1)	The Berry Credit Facility allows Berry to demonstrate its compliance with the Current Ratio financial covenant on a consolidated basis with LINN Energy for up to three quarters of each calendar year.
The Company has included disclosure of the Interest Coverage Ratio for the twelve months ended March 31, 2016, and the Current Ratio as of March 31, 2016, to demonstrate its compliance for the quarter ended March 31, 2016, as well as the Interest Coverage Ratio for each of the preceding four quarters on an individual basis (rather than on a last twelve months basis) and the Current Ratio as of the end of each of the preceding four quarters to provide investors with trend information about the Company’s ongoing compliance with these financial covenants. If the Company fails to demonstrate compliance with either or both of the Interest Coverage Ratio or the Current Ratio as of the end of the quarter and such failure continues beyond applicable cure periods, an event of default would occur and the Company would be unable to make additional borrowings and outstanding indebtedness may be accelerated. The Company did not meet the Interest Coverage Ratio requirement under the Berry Credit Facility for the twelve months ended March 31, 2016; however, in accordance with the amendment to the Berry Credit Facility entered into in April 2016 (see Note 6), the lenders agreed that the failure to maintain the Interest Coverage Ratio would not be a default or event of default until May 11, 2016.
See above under “Executive Overview – Covenant Violations” for information about certain covenant violations.
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

Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value. The Company’s counterparties are current participants or affiliates of participants in its Credit Facilities or were participants or affiliates of participants in its Credit Facilities at the time it originally entered into the derivatives. The LINN Credit Facility and the Berry Credit Facility are secured by each Company’s respective oil, natural gas and NGL reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
At-the-Market Offering Program
The Company’s Board of Directors has authorized the sale of up to $500 million of units under an at-the-market offering program. Sales of units, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of the NASDAQ Global Select Market, any other national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of units for general corporate purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt. No sales were made under the equity distribution agreement during the three months ended March 31, 2016. At March 31, 2016, units totaling approximately $455 million in aggregate offering price remained available to be sold under the agreement.
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
Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2015 Annual Report on Form 10-K. With the exception of approximately $776 million of net repayments of a portion of the borrowings outstanding under the LINN Credit Facility through May 12, 2016, there have been no significant changes to the Company’s contractual obligations since December 31, 2015. The Company’s filing of the Bankruptcy Petitions constitutes an event of default that accelerated the Company’s obligations under the Credit Facilities, the Second Lien Notes and the senior notes. See Note 6 for additional information about the Company’s debt instruments.

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

•
potential adverse impact of restructuring transactions on the Company’s operations, management and employees, as well as the risks associated with operating the business during the anticipated Chapter 11 proceedings;

•	ability to consummate restructuring transactions;

•	large or multiple customer defaults on contractual obligations, including defaults resulting from actual or potential insolvencies;

•	effects of legal proceedings;

•	ability to resume payment of distributions in the future or maintain or grow them after such resumption;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results, including results of acquired properties;

•	plans, objectives, expectations and intentions; and

•
integration of acquired businesses and operations and commencement of activities in the Company’s strategic alliances with GSO Capital Partners LP and Quantum Energy Partners, which may take longer than anticipated, may be more costly than anticipated as a result of unexpected factors or events and may have an unanticipated adverse effect on the Company’s business.

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

management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K for the year ended December 31, 2015, and elsewhere in the Annual Report. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
The forward-looking statements related to the Plan involve known and unknown risks, uncertainties, assumptions and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by other forward-looking statements contained in this Quarterly Report on Form 10-Q, including but not limited to potential adverse effects related to the following: potential delisting of the Company’s units on NASDAQ; potential restructuring of the Company’s outstanding debt and related effects on the holders of the Company’s outstanding units; potential effects of the industry downturn on the Company’s business, financial condition and results of operations; potential limitations on the Company’s ability to maintain contracts and other critical business relationships; requirements for adequate liquidity to fund our operations in the future, including obtaining sufficient financing on acceptable terms; and other matters related to the potential restructuring and the Company’s indebtedness, including any defaults related thereto.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
The following should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s 2015 Annual Report on Form 10-K. The reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”
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
Historically, the Company has hedged a portion of its forecasted production to reduce exposure to fluctuations in oil and natural gas prices and provide long-term cash flow predictability to manage its business, service debt, and if and when resumed, pay distributions. The current direct NGL hedging market is constrained in terms of price, volume, duration and number of counterparties, which limits the Company’s ability to effectively hedge its NGL production. The Company has also hedged its exposure to natural gas differentials in certain operating areas but does not currently hedge exposure to oil differentials. By removing a portion of the price volatility associated with future production, the Company expects to mitigate, but not eliminate, the potential effects of variability in net cash provided by operating activities due to fluctuations in commodity prices.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

The Company has maintained a substantial portion of its hedges in the form of swap contracts. From time to time, the Company has chosen to purchase put option contracts to hedge volumes in excess of those already hedged with swap contracts; however the Company did not purchase any put options during the three months ended March 31, 2016, or March 31, 2015. In 2013, the Company assumed certain derivative contracts that Berry Petroleum Company, now Berry Petroleum Company, LLC (“Berry”) had entered into prior to the acquisition date, including swap contracts, collars and three-way collars. The Company does not enter into derivative contracts for trading purposes. There have been no significant changes to the Company’s objectives, general strategies or instruments used to manage the Company’s commodity price risk exposures from the year ended December 31, 2015.
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
Counterparties under the Company’s derivative contracts may terminate such contracts upon certain specified events, including a filing by the Company for protection under Chapter 11. In April 2016 and May 2016, in connection with the Company’s restructuring efforts, the Company canceled (prior to the contract settlement dates) all of its derivative contracts (with the exception of Berry’s current remaining 26,108 MMMBtu of natural gas basis swaps for 2016) for net cash proceeds of approximately $1.2 billion. All net cash proceeds received were used to make permanent repayments of a portion of the borrowings outstanding under the LINN Credit Facility. Berry’s derivative contracts may be terminated unilaterally by the counterparty as a result of the bankruptcy filing or, if not automatically terminated, Berry may elect to monetize or terminate its derivative contracts.
At March 31, 2016, the fair value of fixed price swaps and put option contracts was a net asset of approximately $1.4 billion. A 10% increase in the index oil and natural gas prices above the March 31, 2016, prices would result in a net asset of approximately $1.3 billion, which represents a decrease in the fair value of approximately $159 million; conversely, a 10% decrease in the index oil and natural gas prices below the March 31, 2016, prices would result in a net asset of approximately $1.6 billion, which represents an increase in the fair value of approximately $159 million.
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
The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts.
Interest Rate Risk
At March 31, 2016, the Company had debt outstanding under its credit facilities and term loan of approximately $4.5 billion which incurred interest at floating rates (see Note 6). A 1% increase in the respective market rates would result in an estimated $45 million increase in annual interest expense.
At December 31, 2015, the Company had debt outstanding under its credit facilities and term loan of approximately $3.6 billion which incurred interest at floating rates. A 1% increase in the respective market rates would result in an estimated $36 million increase in annual interest expense.

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
At March 31, 2016, the average public bond yield spread utilized to estimate the impact of the Company’s credit risk on derivative liabilities was approximately 3.35%. A 1% increase in the average public bond yield spread would result in an estimated $15,000 increase in net income for the three months ended March 31, 2016. At March 31, 2016, the credit default swap spreads utilized to estimate the impact of counterparties’ credit risk on derivative assets ranged between 0% and 3.15%. A 1% increase in each of the counterparties’ credit default swap spreads would result in an estimated $11 million decrease in net income for the three months ended March 31, 2016.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
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
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2016 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
For a certain statewide class action royalty payment dispute where a reserve has not yet been established, the court denied plaintiffs’ motion for class certification, which the plaintiffs subsequently appealed. The Company has denied that it has any liability on the claims and has raised arguments and defenses that, if accepted by the courts, will result in no loss to the Company. In another statewide class action royalty payment dispute where a reserve has not yet been established, the parties have stayed the dispute pending resolution of royalty disputes between other parties. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect pre-petition liabilities or to exercise control over the property of the Company’s bankruptcy estates, and the Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Voluntary Reorganization Under Chapter 11” for information about the Company’s entry into the Restructuring Support Agreement.

Item 1A.	Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our units are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Except as set forth below, as of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission.
We are subject to the risks and uncertainties associated with Chapter 11 proceedings.
For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction;

•	our ability to obtain court approval with respect to motions filed in Chapter 11 proceedings from time to time;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business plan;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a Chapter 7 proceeding; and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 proceedings that may be inconsistent with our plans.

Item 1A.    Risk Factors - Continued

Operating under Bankruptcy Court protection for a long period of time may harm our business.
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 proceedings continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.
Furthermore, so long as the Chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. The Chapter 11 proceedings may also require us to seek debtor-in-possession financing to fund operations. If we are unable to obtain such financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, any securities in us could become further devalued or become worthless.
Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.
The Restructuring Support Agreement provides that our common units representing limited liability company interests (“units”) will be cancelled in our Chapter 11 proceedings.
We have a significant amount of indebtedness that is senior to our existing units in our capital structure. The Restructuring Support Agreement provides that our existing equity will be cancelled in our Chapter 11 proceedings and will be entitled to a limited recovery, if any. Any trading in our units during the pendency of the Chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of our units.
We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.
To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the Plan, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our Plan.
Prior to filing the Chapter 11 cases, we entered into the Restructuring Support Agreement with certain of our creditors. The restructuring transactions contemplated by the Restructuring Support Agreement will be effectuated through the Plan. However, we may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims).
If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
The Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for us to satisfy.

Item 1A.    Risk Factors - Continued

There are certain material conditions we must satisfy under the Restructuring Support Agreement, including the timely satisfaction of milestones in the anticipated Chapter 11 proceedings, such as confirmation of the Plan and effectiveness of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.
If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.
The Restructuring Support Agreement contains a number of termination events, upon the occurrence of which certain parties to the Restructuring Support Agreement may terminate the agreement. If the Restructuring Support Agreement is terminated, each of the parties thereto will be released from their obligations in accordance with the terms of the Restructuring Support Agreement. Such termination may result in the loss of support for the Plan by the parties to the Restructuring Support Agreement, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new Plan would be as favorable to holders of claims as the current Plan.
Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from our Chapter 11 proceedings.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 proceedings, (ii) our ability to maintain adequate cash on hand, (iii) our ability to generate cash flow from operations, (iv) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 proceedings.
As a result of the Chapter 11 proceedings, our financial results may be volatile and may not reflect historical trends.
During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.
We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to May 12, 2016, or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the Plan. Any claims not ultimately discharged through the Plan could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
We may experience increased levels of employee attrition as a result of the Chapter 11 proceedings.
As a result of the Chapter 11 proceedings, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 proceedings

Item 1A.    Risk Factors - Continued

is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.
In certain instances, a Chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code.
There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings.
If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our anticipated Chapter 11 bankruptcy case to a case under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
We have significant exposure to fluctuations in commodity prices since none of our estimated future production is covered by commodity derivatives and we may not be able to enter into commodity derivatives covering our estimated future production on favorable terms or at all.
During the Chapter 11 proceedings, our ability to enter into new commodity derivatives covering estimated future production will be dependent upon either entering into unsecured hedges or obtaining Bankruptcy Court approval to enter into secured hedges. As a result, we may not be able to enter into additional commodity derivatives covering our production in future periods on favorable terms or at all. If we cannot or choose not to enter into commodity derivatives in the future, we could be more affected by changes in commodity prices than our competitors who engage in hedging arrangements. Our inability to hedge the risk of low commodity prices in the future, on favorable terms or at all, could have a material adverse impact on our business, financial condition and results of operations.
Failure to maintain the continued listing standards of NASDAQ could result in delisting of our units, which could negatively impact the market price and liquidity of our units and our ability to access the capital markets.
Our units are listed on the NASDAQ Global Select Market (“NASDAQ”) and the continued listing of our units on NASDAQ is subject to our ability to comply with NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per unit. On April 26, 2016, we received a letter from the Listing Qualifications Department of NASDAQ notifying us that our units closed below the $1.00 per unit minimum bid price required by NASDAQ Listing Rule 5450(a)(1) for 30 consecutive business days. In addition, in connection with the filing of the Bankruptcy Petitions, we anticipate that the Listing Qualifications Department of NASDAQ will delist our units from NASDAQ.
Any delisting from NASDAQ could have a negative impact on the market price and liquidity of our units. In addition, delisting could harm our ability to access the capital markets and result in the potential loss of confidence by investors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors has authorized the repurchase of up to $250 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases. The timing and amounts of any such repurchases are at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements. The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time. The Company did not repurchase any units during the three months ended March 31, 2016, and as of March 31, 2016, the entire amount remained available for unit repurchase under the program.

Item 3.	Defaults Upon Senior Securities
See Part I. Item 1. Note 2 to the Company’s condensed consolidated financial statements entitled “Chapter 11 Proceedings, Ability to Continue as a Going Concern and Covenant Violations” which is incorporated in this item by reference.

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number		Description

3.1	—
Certificate of Formation of Linn Energy Holdings, LLC (now Linn Energy, LLC) (incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S‑1 (File No. 333‑125501) filed on June 3, 2005)

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

10.1	—	Settlement Agreement, dated as of April 4, 2016 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 5, 2016)
10.2	—
Eighth Amendment to Sixth Amended and Restated Credit Agreement, dated as of April 12, 2016, among Linn Energy, LLC, as borrower, the guarantors named therein, Wells Fargo Bank, National Association, as administrative agent and each of the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 15, 2016)

10.3	—
Twelfth Amendment to Second Amended and Restated Credit Agreement, dated as of April 12, 2016, among Berry Petroleum Company, LLC, as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 15, 2016)

10.4	—
Restructuring Support Agreement, dated as of May 10, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 11, 2016)

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

LINN ENERGY, LLC
(Registrant)

Date: May 12, 2016	/s/ Darren R. Schluter
Darren R. Schluter
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: May 12, 2016	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)