Form 10-Q
period 2016-06-30
LINN ENERGY, LLC
filed 2016-08-04
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2016, there were 355,154,941 units outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$774,645	$2,168
Accounts receivable – trade, net	202,597	216,556
Derivative instruments	185	1,220,230
Other current assets	108,894	95,593
Total current assets	1,086,321	1,534,547

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	18,164,650	18,121,155
Less accumulated depletion and amortization	(12,514,642)	(11,097,492)
	5,650,008	7,023,663

Other property and equipment	726,821	708,711
Less accumulated depreciation	(222,192)	(195,661)
	504,629	513,050

Derivative instruments	—	566,401
Restricted cash	204,828	257,363
Other noncurrent assets	31,388	33,234
	236,216	856,998
Total noncurrent assets	6,390,853	8,393,711
Total assets	$7,477,174	$9,928,258

LIABILITIES AND UNITHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$347,920	$455,374
Derivative instruments	1,694	2,241
Current portion of long-term debt, net	2,812,409	3,714,693
Other accrued liabilities	47,692	119,593
Total current liabilities	3,209,715	4,291,901

Derivative instruments	—	857
Long-term debt, net	—	5,292,676
Other noncurrent liabilities	588,172	611,725
Liabilities subject to compromise	5,069,158	—

Commitments and contingencies (Note 10)

Unitholders’ deficit:
355,173,890 units and 355,017,428 units issued and outstanding at June 30, 2016, and December 31, 2015, respectively	5,361,400	5,343,116
Accumulated deficit	(6,751,271)	(5,612,017)
	(1,389,871)	(268,901)
Total liabilities and unitholders’ deficit	$7,477,174	$9,928,258
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$316,257	$496,419	$599,572	$946,988
Gains (losses) on oil and natural gas derivatives	(182,768)	(191,188)	(72,807)	233,593
Marketing revenues	14,520	10,733	28,825	44,477
Other revenues	7,386	5,864	14,572	13,317
	155,395	321,828	570,162	1,238,375
Expenses:
Lease operating expenses	115,543	140,652	253,188	313,673
Transportation expenses	52,037	55,795	106,960	109,335
Marketing expenses	11,305	9,159	23,593	38,000
General and administrative expenses	59,646	98,650	146,175	177,618
Exploration costs	48	564	2,741	960
Depreciation, depletion and amortization	143,171	215,732	307,229	430,746
Impairment of long-lived assets	—	—	1,153,904	532,617
Taxes, other than income taxes	30,847	58,034	64,914	112,079
(Gains) losses on sale of assets and other, net	2,942	(17,996)	4,019	(30,283)
	415,539	560,590	2,062,723	1,684,745
Other income and (expenses):
Interest expense, net of amounts capitalized	(68,434)	(146,100)	(173,653)	(289,201)
Gain on extinguishment of debt	—	9,151	—	15,786
Other, net	(1,302)	(6,146)	(1,168)	(8,359)
	(69,736)	(143,095)	(174,821)	(281,774)
Reorganization items, net	534,884	—	534,884	—
Income (loss) before income taxes	205,004	(381,857)	(1,132,498)	(728,144)
Income tax expense (benefit)	(3,488)	(2,730)	6,756	(9,857)
Net income (loss)	$208,492	$(379,127)	$(1,139,254)	$(718,287)

Net income (loss) per unit:
Basic	$0.59	$(1.12)	$(3.23)	$(2.15)
Diluted	$0.59	$(1.12)	$(3.23)	$(2.15)
Weighted average units outstanding:
Basic	352,789	340,934	352,511	335,817
Diluted	352,789	340,934	352,511	335,817

Distributions declared per unit	$—	$0.313	$—	$0.625
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ DEFICIT
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Deficit	Total Unitholders’ Deficit
	(in thousands)

December 31, 2015	355,017	$5,343,116	$(5,612,017)	$(268,901)
Issuance of units	157	—	—	—
Unit-based compensation expenses		18,553	—	18,553
Excess tax benefit from unit-based compensation and other		(269)	—	(269)
Net loss		—	(1,139,254)	(1,139,254)
June 30, 2016	355,174	$5,361,400	$(6,751,271)	$(1,389,871)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flow from operating activities:
Net loss	$(1,139,254)	$(718,287)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	307,229	430,746
Impairment of long-lived assets	1,153,904	532,617
Unit-based compensation expenses	18,553	33,711
Gain on extinguishment of debt	—	(15,786)
Amortization and write-off of deferred financing fees	9,829	17,546
(Gains) losses on sale of assets and other, net	3,287	(25,894)
Deferred income taxes	3,921	(9,857)
Reorganization items, net	(555,922)	—
Derivatives activities:
Total (gains) losses	77,212	(236,653)
Cash settlements	508,097	566,343
Cash settlements on canceled derivatives	358,428	—
Changes in assets and liabilities:
Decrease in accounts receivable – trade, net	9,697	169,978
(Increase) decrease in other assets	(20,074)	3,523
Increase (decrease) in accounts payable and accrued expenses	42,700	(47,474)
Increase (decrease) in other liabilities	23,594	(27,031)
Net cash provided by operating activities	801,201	673,482

Cash flow from investing activities:
Development of oil and natural gas properties	(100,565)	(416,347)
Purchases of other property and equipment	(21,393)	(29,287)
Decrease in restricted cash	53,418	—
Proceeds from sale of properties and equipment and other	(2,571)	58,714
Net cash used in investing activities	(71,111)	(386,920)

Cash flow from financing activities:
Proceeds from sale of units	—	233,427
Proceeds from borrowings	978,500	645,000
Repayments of debt	(914,803)	(850,051)
Distributions to unitholders	—	(212,631)
Financing fees and offering costs	(623)	(8,649)
Excess tax benefit from unit-based compensation	—	(9,467)
Other	(20,687)	(82,057)
Net cash provided by (used in) financing activities	42,387	(284,428)

Net increase in cash and cash equivalents	772,477	2,134
Cash and cash equivalents:
Beginning	2,168	1,809
Ending	$774,645	$3,943
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
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
Bankruptcy Accounting
As discussed further in Note 2, on May 11, 2016 (the “Petition Date”), the Company and certain of its direct and indirect subsidiaries (collectively with the Company, the “LINN Debtors”), LinnCo and Berry (collectively with the LINN Debtors and LinnCo, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Debtors will operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.
The condensed consolidated financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s condensed consolidated statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on the Company’s condensed consolidated balance sheet at June 30, 2016. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.
The accompanying condensed consolidated financial statements do not purport to reflect or provide for the consequences of the Chapter 11 proceedings. In particular, the condensed consolidated financial statements do not purport to show: (i) the realizable

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

value of assets on a liquidation basis or their availability to satisfy liabilities; (ii) the amount of prepetition liabilities that may be allowed for claims or contingencies, or the status and priority thereof; (iii) the effect on unitholders’ deficit accounts of any changes that may be made to the Company’s capitalization; or (iv) the effect on operations of any changes that may be made to the Company’s business. While operating as debtor-in-possession under Chapter 11 of the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities in amounts other than those reflected on its condensed consolidated financial statements, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Further, a plan of reorganization could materially change the amounts and classifications on the Company’s historical condensed consolidated financial statements.
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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
In August 2014, the FASB issued an ASU that provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter (early adoption permitted). The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements or related disclosures.
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
Note 2 – Chapter 11 Proceedings, Ability to Continue as a Going Concern and Covenant Violations
Chapter 11 Proceedings
On the Petition Date, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases are being administered jointly under the caption In re Linn Energy, LLC., et al., Case No. 16‑60040.
The Debtors are operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted certain relief requested by the Debtors, allowing the Company to use its cash to fund the Chapter 11 proceedings, pursuant to an agreement with the first lien lenders, and giving the Company the authority to, among other things, continue to pay employee wages and benefits without interruption, to utilize its current cash management system and to make royalty payments. During the pendency of the Chapter 11 proceedings, all transactions outside the ordinary course of the Company’s business require prior approval of the Bankruptcy Court. For goods and services provided following the Petition Date, the Company intends to pay vendors in full under normal terms.
Restructuring Support Agreement
Prior to the Petition Date, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Restructuring Support Agreement”) with certain holders (“Consenting Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) the Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) and (ii) Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”).
The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Consenting Creditors to support a comprehensive restructuring of the Debtors’ long-term debt (“Restructuring Transactions”). The Restructuring Transactions will be effectuated through one or more plans of reorganization (“Plan”) to be filed in the Chapter 11 proceedings.
The Restructuring Support Agreement provides that the Consenting Creditors will support the use of the LINN Debtors’ and Berry’s cash collateral under specified terms and conditions, including adequate protection terms. The Restructuring Support Agreement obligates the Debtors and the Consenting Creditors to, among other things, support and not interfere with consummation of the Restructuring Transactions and, as to the Consenting Creditors, vote their claims in favor of the Plan. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to, among other requirements, the filing, confirmation and consummation of the Plan, and in the

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

event of breaches by the parties of certain provisions of the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 250 days of the Petition Date. There can be no assurance that the Restructuring Transactions will be consummated.
Magnitude of Potential Claims
On July 11, 2016, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. Holders of prepetition claims will be required to file proofs of claims by the applicable deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases. The court has not yet confirmed the claims deadlines. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process.
Liabilities Subject to Compromise
The Company’s condensed consolidated balance sheet includes amounts classified as “liabilities subject to compromise,” which represent prepetition liabilities that have been allowed, or that the Company anticipates will be allowed, as claims in its Chapter 11 cases. The amounts represent the Company’s current estimate of known or potential obligations to be resolved in connection with the Chapter 11 proceedings. The differences between the liabilities the Company has estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material.
The following table summarizes the components of liabilities subject to compromise included on the condensed consolidated balance sheet:

June 30, 2016
(in thousands)

Accounts payable and accrued expenses	$52,807
Accrued interest payable	159,422
Debt	4,856,929
Liabilities subject to compromise	$5,069,158
Reorganization Items, Net
The Company has incurred and is expected to continue to incur significant costs associated with the reorganization. These costs, which are expensed as incurred, are expected to significantly affect the Company’s results of operations. Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes the components of reorganization items included on the condensed consolidated statements of operations:

Three Months and Six Months Ended June 30, 2016
(in thousands)

Legal and other professional advisory fees	$(20,510)
Unamortized deferred financing fees, discounts and premiums	(41,122)
Gain related to interest payable on the 12.00% senior secured second lien notes due December 2020 (1)	551,000
Terminated contracts	45,109
Other	407
Reorganization items, net	$534,884

(1)
Represents a noncash gain on the write-off of postpetition contractual interest through maturity, recorded to reflect the carrying value of the liability subject to compromise at its estimated allowed claim amount.

Effect of Filing on Creditors and Unitholders
Subject to certain exceptions, under the Bankruptcy Code, the filing of Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ prepetition liabilities are subject to settlement under the Bankruptcy Code. Although the filing of Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. The Company did not record interest expense on its 12.00% senior secured second lien notes (“Second Lien Notes”) or senior notes for the period from May 12, 2016, through June 30, 2016. For that period, contractual interest on the Second Lien Notes and senior notes was approximately $54 million.
Under the Bankruptcy Code, unless creditors agree otherwise, prepetition liabilities and postpetition liabilities must be satisfied in full before the holders of the Company’s existing common units representing limited liability company interests (“units”) are entitled to receive any settlement or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or unitholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings to each of these constituencies or what types or amounts of settlements, if any, they will receive. A plan of reorganization could result in holders of the Debtors’ liabilities and/or units receiving no settlement on account of their interests and cancellation of their holdings.
Appointment of Creditors Committee
On May 23, 2016, the Bankruptcy Court appointed the official committee for unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.
Rejection of Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and satisfaction of certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for damages. Generally, the assumption of an executory contract or

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with any of the Debtors in this Quarterly Report on Form 10-Q, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the applicable Debtor, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.
Process for Plan of Reorganization
In order to successfully exit bankruptcy, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a Plan that satisfies the requirements of the Bankruptcy Code. A Plan would, among other things, resolve the Debtors’ prepetition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.
The Debtors have an exclusive right to file a Plan within 120 days from the Petition Date, subject to an extension for cause. If the Debtors’ exclusive filing period lapses, any party in interest may file a Plan for any of the Debtors.
In addition to being voted on by holders of impaired claims and equity interests, a Plan must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A Plan would be accepted by holders of claims against and equity interests in the Debtors if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each class of claims impaired by the Plan have voted to accept the Plan and (ii) at least two-thirds in amount of equity interests impaired by the Plan actually voting has voted to accept the Plan. A class of claims or equity interests that does not receive or retain any property under the Plan on account of such claims or interests is deemed to have voted to reject the Plan.
Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a Plan even if such Plan has not been accepted by all impaired classes of claims and equity interests. The precise requirements and evidentiary showing for confirming a Plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., unsecured or secured claims, subordinated or senior claims). Generally, with respect to units, a Plan may be “crammed down” even if the unitholders receive no recovery if the proponent of the Plan demonstrates that (1) no class junior to the units are receiving or retaining property under the Plan and (2) no class of claims or interests senior to the units are being paid more than in full.
The timing of filing a Plan by the Debtors will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. Although the Debtors expect to file a Plan that provides for emergence from bankruptcy as a going concern, there can be no assurance at this time that the Debtors will be able to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions, including a sale of all or substantially all of the Debtors’ assets, that satisfies the conditions of the Bankruptcy Code and is confirmed by the Bankruptcy Court, or that any such Plan will be implemented successfully.
As of August 4, 2016, the Debtors have not yet filed a Plan.
Ability to Continue as a Going Concern
Continued low commodity prices have resulted in significantly lower levels of cash flow from operating activities and have limited the Company’s ability to access the capital markets. In addition, each of the Company’s Credit Facilities is subject to scheduled redeterminations of its borrowing base, semi-annually in April and October, based primarily on reserve reports using lender commodity price expectations at such time. The lenders under the Credit Facilities agreed to defer the April 2016 borrowing base redeterminations to May 11, 2016. Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs, along with the termination of the Company’s hedges, were expected to adversely impact upcoming redeterminations and have a significant negative impact on the Company’s liquidity. The Company’s filing of

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes.
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
In order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company undertook a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. Despite taking these actions, the Company did not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code.
Covenant Violations
The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on the Company’s Second Lien Notes and certain of its senior notes, as well as the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 6 for additional details about the Company’s debt.
Credit Facilities
The Company’s Credit Facilities contain a requirement to deliver audited consolidated financial statements without a going concern or like qualification or exception. Consequently, the filing of the Company’s 2015 Annual Report on Form 10-K which included such explanatory paragraph resulted in a default under the LINN Credit Facility as of the filing date, March 15, 2016, subject to a 30 day grace period.
On April 12, 2016, the Company entered into amendments to both the LINN Credit Facility and Berry Credit Facility. The amendments provided for, among other things, an agreement that (i) certain events (the “Specified Events”) would not become defaults or events of default until May 11, 2016, (ii) the borrowing bases would remain constant until May 11, 2016, unless reduced as a result of swap agreement terminations or collateral sales and (iii) the Company, the administrative agent and the lenders would negotiate in good faith the terms of a restructuring support agreement in furtherance of a restructuring of the capital structure of the Company and its subsidiaries. In addition, the amendment to the Berry Credit Facility provided Berry with access to previously restricted cash of $45 million in order to fund ordinary course operations.
Pursuant to the amendments, the Specified Events consisted of:

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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Specified Events listed in the amendment to the Berry Credit Facility also included the failure to maintain the ratio of Adjusted EBITDAX to Interest Expense (as each term is defined in the Berry Credit Facility) (“Interest Coverage Ratio”).
As a condition to closing the amendments, in April 2016, (a) the Company made a $100 million permanent repayment of a portion of the borrowings outstanding under the LINN Credit Facility and (b) the Company and certain of its subsidiaries provided control agreements over certain deposit accounts.
Pursuant to the terms of the amendment to the LINN Credit Facility and as a result of the execution of the Restructuring Support Agreement, in May 2016, the Company made a $350 million permanent repayment of a portion of the borrowings outstanding under the LINN Credit Facility.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Credit Facilities. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of the default.
Second Lien Notes
The indenture governing the Second Lien Notes (“Second Lien Indenture”) required the Company to deliver mortgages by February 18, 2016, subject to a 45 day grace period. The Company elected to exercise its right to the grace period, which resulted in the Company being in default under the Second Lien Indenture.
On April 4, 2016, the Company entered into a settlement agreement with certain holders of the Second Lien Notes and agreed to deliver, and make arrangements for recordation of, the mortgages. The Company has since delivered and made arrangements for recordation of the mortgages.
The settlement agreement required the parties to commence good faith negotiations with each other regarding the terms of a potential comprehensive and consensual restructuring, including a potential restructuring under a Chapter 11 plan of reorganization. The settlement agreement provided that in the event the parties were unable to reach agreement on the terms of a consensual restructuring on or before the commencement of such Chapter 11 proceedings (or such later date as mutually agreed to by the parties), the parties would support entry by the Bankruptcy Court of a settlement order that, among other things, (i) approves the issuance of additional notes, in the principal amount of $1.0 billion plus certain accrued interest, on a proportionate basis to existing holders of the Second Lien Notes and (ii) releases the mortgages and other collateral upon the issuance of the additional notes (the “Settlement Order”).
The settlement agreement will terminate upon, among other events, entry by the Bankruptcy Court of a final, non-appealable order denying the Company’s motion seeking entry of the Settlement Order.
The Company failed to make an interest payment of approximately $68 million due June 15, 2016, on the Second Lien Notes.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Second Lien Indenture. However, under the Bankruptcy Code, holders of the Second Lien Notes are stayed from taking any action against the Company as a result of the default.
Senior Notes
The Company deferred making interest payments totaling approximately $60 million due March 15, 2016, including approximately $30 million on LINN Energy’s 7.75% senior notes due February 2021, approximately $12 million on LINN Energy’s 6.50% senior notes due September 2021 and approximately $18 million on Berry’s 6.375% senior notes due September 2022, which resulted in the Company being in default under these senior notes. The indentures governing each of the applicable series of notes provided the Company a 30 day grace period to make the interest payments.
On April 14, 2016, within the 30 day interest payment grace period provided for in the indentures governing the notes, the Company and Berry made interest payments of approximately $60 million in satisfaction of their respective obligations.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company failed to make an interest payment of approximately $31 million due April 15, 2016, on LINN Energy’s 8.625% senior notes due April 2020, interest payments due May 1, 2016, of approximately $18 million on LINN Energy’s 6.25% senior notes due November 2019 and approximately $9 million on Berry’s 6.75% senior notes due November 2020, and an interest payment of approximately $18 million due May 15, 2016, on LINN Energy’s 6.50% senior notes due May 2019.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the indentures governing the senior notes. However, under the Bankruptcy Code, holders of the senior notes are stayed from taking any action against the Company as a result of the default.
Note 3 – Unitholders’ Deficit
Delisting from Stock Exchange
As a result of the Company’s failure to comply with the NASDAQ Global Select Market (“NASDAQ”) continued listing requirements, on May 24, 2016, the Company’s units began trading over the counter on the OTC Markets Group Inc.’s Pink marketplace under the trading symbol “LINEQ.”
At-the-Market Offering Program
The Company’s Board of Directors has authorized the sale of up to $500 million of units under an at-the-market offering program. Subject to approval by the Bankruptcy Court, sales of units, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of a national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of units for general corporate purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt.
No sales were made under the equity distribution agreement during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company, under its equity distribution agreement, sold 3,621,983 units representing limited liability company interests at an average price of $12.37 per unit for net proceeds of approximately $44 million (net of approximately $448,000 in commissions). In connection with the issuance and sale of these units, the Company also incurred professional services expenses of approximately $459,000. The Company used the net proceeds for general corporate purposes, including the open market repurchases of a portion of its senior notes (see Note 6). At June 30, 2016, units totaling approximately $455 million in aggregate offering price remained available to be sold under the agreement.
Distributions
Under the Company’s limited liability company agreement, unitholders are entitled to receive a distribution of available cash, which includes cash on hand plus borrowings less any reserves established by the Company’s Board of Directors to provide for the proper conduct of the Company’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions, if any, over the next four quarters. Monthly distributions were paid by the Company through September 2015. In October 2015, the Company’s Board of Directors determined to suspend payment of the Company’s distribution. The Company’s Board of Directors will continue to evaluate the Company’s ability to reinstate the distribution; however, as a result of the Chapter 11 proceedings, the Company cannot pay any distributions without the prior approval of the Bankruptcy Court. Distributions paid by the Company during 2015 are presented on the condensed consolidated statement of cash flows.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 4 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	June 30, 2016	December 31, 2015
	(in thousands)
Proved properties:
Leasehold acquisition	$13,372,326	$13,361,171
Development	3,015,885	2,976,643
Unproved properties	1,776,439	1,783,341
	18,164,650	18,121,155
Less accumulated depletion and amortization	(12,514,642)	(11,097,492)
	$5,650,008	$7,023,663
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

	Six Months Ended June 30,
	2016	2015
	(in thousands)

California region	$984,288	$207,200
Mid-Continent region	129,703	5,703
Rockies region	26,677	—
Hugoton Basin region	—	277,914
TexLa region	—	33,100
South Texas region	—	8,700
	$1,140,668	$532,617
The Company recorded no impairment charges for proved properties for the three months ended June 30, 2016, or June 30, 2015. The impairment charges in 2016 were due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves. The impairment charges in 2015 were due to a decline in commodity prices. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the condensed consolidated statements of operations.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Impairment of Unproved Properties
The Company evaluates the impairment of its unproved oil and natural gas properties whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of unproved properties are reduced to fair value based on management’s experience in similar situations and other factors such as the lease terms of the properties and the relative proportion of such properties on which proved reserves have been found in the past. For the six months ended June 30, 2016, the Company recorded noncash impairment charges (before and after tax) of approximately $13 million associated with unproved oil and natural gas properties in California. The Company recorded no impairment charges for unproved properties for the three months ended June 30, 2016, or the six months ended June 30, 2015.
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
Note 5 – Unit-Based Compensation
The Company granted no unit-based awards during the six months ended June 30, 2016. A summary of unit-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

General and administrative expenses	$4,946	$11,044	$14,406	$27,677
Lease operating expenses	1,182	2,157	4,147	6,034
Total unit-based compensation expenses	$6,128	$13,201	$18,553	$33,711
Income tax benefit	$2,264	$4,877	$6,855	$12,456
Cash-Based Performance Unit Awards
In January 2015, the Company granted 567,320 performance units (the maximum number of units available to be earned) to certain executive officers. The 2015 performance unit awards vest three years from the award date. The vesting of these units is determined based on the Company’s performance compared to the performance of a predetermined group of peer companies over a specified performance period, and the value of vested units is to be paid in cash. To date, no performance units have vested and no amounts have been paid to settle any such awards. Performance unit awards that are settled in cash are recorded as a liability with the changes in fair value recognized over the vesting period. Based on the performance criteria, there was no liability recorded for these performance unit awards at June 30, 2016.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 6 – Debt
The following summarizes the Company’s outstanding debt:

	June 30, 2016	December 31, 2015
	(in thousands, except percentages)

LINN credit facility (1)	$1,654,745	$2,215,000
Berry credit facility (2)	874,959	873,175
Term loan (2)	284,241	500,000
6.50% senior notes due May 2019	562,234	562,234
6.25% senior notes due November 2019	581,402	581,402
8.625% senior notes due April 2020	718,596	718,596
6.75% Berry senior notes due November 2020	261,100	261,100
12.00% senior secured second lien notes due December 2020 (3)	1,000,000	1,000,000
Interest payable on senior secured second lien notes due December 2020 (3)	—	608,333
7.75% senior notes due February 2021	779,474	779,474
6.50% senior notes due September 2021	381,423	381,423
6.375% Berry senior notes due September 2022	572,700	572,700
Net unamortized discounts and premiums (4)	—	(8,694)
Net unamortized deferred financing fees (4)	(1,536)	(37,374)
Total debt, net	7,669,338	9,007,369
Less current portion, net (5)	(2,812,409)	(3,714,693)
Less liabilities subject to compromise (6)	(4,856,929)	—
Long-term debt, net	$—	$5,292,676

(1)	Variable interest rates of 5.25% and 2.66% at June 30, 2016, and December 31, 2015, respectively.

(2)	Variable interest rates of 5.25% and 3.17% at June 30, 2016, and December 31, 2015, respectively.

(3)
The issuance of the Second Lien Notes was accounted for as a troubled debt restructuring, which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. During the three months ended June 30, 2016, $551 million was written off to reorganization items in connection with the filing of the Bankruptcy Petitions. The remaining amount of approximately $57 million was classified as liabilities subject to compromise at June 30, 2016.

(4)	Approximately $41 million in net discounts, premiums and deferred financing fees were written off to reorganization items in connection with the filing of the Bankruptcy Petitions.

(5)
Due to existing and anticipated covenant violations, the Company’s Credit Facilities and term loan were classified as current at June 30, 2016, and December 31, 2015. The current portion as of December 31, 2015, also includes approximately $128 million of interest payable on the Second Lien Notes due within one year.

(6)	The Company’s senior notes and Second Lien Notes were classified as liabilities subject to compromise at June 30, 2016.
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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Senior secured second lien notes	$1,000,000	$338,750	$1,000,000	$501,250
Senior notes, net	3,856,929	775,403	3,812,676	662,179
Credit Facilities
LINN Credit Facility
The Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) provides for (1) a senior secured revolving credit facility and (2) a senior secured term loan, in aggregate subject to the then-effective borrowing base. The maturity date is April 2019, subject to a “springing maturity” based on the maturity of any outstanding LINN Energy junior lien debt. At June 30, 2016, the Company had approximately $1.7 billion in total borrowings outstanding (including outstanding letters of credit) under the revolving credit facility and approximately $284 million under the term loan, and there was no remaining availability.
See Note 2 for additional details on the amendment to the LINN Credit Facility entered into on April 12, 2016.
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
The term loan has a maturity date of April 2019, subject to a “springing maturity” based on the maturity of any outstanding LINN Energy junior lien debt, and incurs interest based on either the LIBOR plus a margin of 2.75% per annum or the ABR plus a margin of 1.75% per annum, at the Company’s election. Interest is generally payable quarterly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR. The term loan may be repaid at the option of the Company without premium or penalty, subject to breakage costs. While the term loan is outstanding, the Company is required to maintain either: 1) mortgages on properties representing at least 80% of the total value of oil and natural gas properties included on its most recent reserve report, or 2) a Term Loan Collateral Coverage Ratio of at least 2.5 to 1.0. The Term Loan Collateral Coverage Ratio is defined as the ratio of the present value of future cash flows from proved reserves from the currently mortgaged properties to the lesser of: (i) the then-effective borrowing base and (ii) the

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

maximum commitment amount and the aggregate amount of the term loan outstanding. The other terms and conditions of the LINN Credit Facility, including the financial and other restrictive covenants set forth therein, are applicable to the term loan.
Berry Credit Facility
Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”) provides for a senior secured revolving credit facility, subject to the then-effective borrowing base. The maturity date is April 2019. At June 30, 2016, the Company had approximately $898 million in total borrowings outstanding (including outstanding letters of credit) under the Berry Credit Facility and there was no remaining availability.
See Note 2 for additional details on the amendment to the Berry Credit Facility entered into on April 12, 2016.
Redetermination of the borrowing base under the Berry Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. The lenders under the Berry Credit Facility agreed to defer the April 2016 borrowing base redetermination to May 11, 2016.
Berry’s obligations under the Berry Credit Facility are secured by mortgages on its oil and natural gas properties and other personal property. Berry is required to maintain: 1) mortgages on properties representing at least 90% of the present value of oil and natural gas properties included on its most recent reserve report, and 2) an EBITDAX to Interest Expense ratio of at least 2.0 to 1.0 currently, 2.25 to 1.0 from March 31, 2017 through June 30, 2017 and 2.5 to 1.0 thereafter. In accordance with the amendment described in Note 2, the lenders had agreed that the failure to maintain the EBITDAX to Interest Expense ratio would not result in a default or event of default until May 11, 2016.
At Berry’s election, interest on borrowings under the Berry Credit Facility is determined by reference to either the LIBOR plus an applicable margin between 1.75% and 2.75% per annum (depending on the then-current level of borrowings under the Berry Credit Facility) or a Base Rate (as defined in the Berry Credit Facility) plus an applicable margin between 0.75% and 1.75% per annum (depending on the then-current level of borrowings under the Berry Credit Facility). Interest is generally payable quarterly for loans bearing interest based on the Base Rate and at the end of the applicable interest period for loans bearing interest at the LIBOR. Berry is required to pay a commitment fee to the lenders under the Berry Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the maximum commitment amount of the lenders.
The Company refers to the LINN Credit Facility and the Berry Credit Facility, collectively, as the “Credit Facilities.”
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Credit Facilities. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of the default. The automatic stay under the Bankruptcy Code does not apply to letters of credit issued under the prepetition Credit Facilities and third parties may draw on their letters of credit if the terms of a particular letter of credit so provide. During the three months and six months ended June 30, 2016, approximately $3 million in letters of credit draws were made from the Berry Credit Facility.
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
In connection with the issuance of the Second Lien Notes, the Company entered into a Registration Rights Agreement with each of the holders (collectively, the “Registration Rights Agreements”). Under the Registration Rights Agreements, the Company agreed to use its reasonable efforts to file with the SEC and cause to become effective a registration statement relating to an offer to issue new notes having terms substantially identical to the Second Lien Notes in exchange for outstanding Second Lien Notes within 370 days following the issuance of the Second Lien Notes. In certain circumstances, the Company may be required to file a shelf registration statement to cover resales of the Second Lien Notes. The Company will be obligated

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

to file one or more registration statements as described above only if the restrictive legend on the Second Lien Notes has not been removed and the Second Lien Notes are not freely tradable pursuant to Rule 144 under the Securities Act of 1933, as amended, as of the 370th day following the issuance of the Second Lien Notes. If the Company fails to satisfy these obligations, the Company may be required to pay additional interest to holders of the Second Lien Notes under certain circumstances.
Repurchases of Senior Notes
The Company made no repurchases of its senior notes during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company repurchased on the open market approximately $184 million of its outstanding senior notes as follows:

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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Second Lien Indenture and the senior notes. However, under the Bankruptcy Code, holders of the Second Lien Notes and the senior notes are stayed from taking any action against the Company as a result of the default.
Covenant Violations
The Company’s filing of the Bankruptcy Petitions described in Note 2 constituted an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on the Company’s Second Lien Notes and certain of its senior notes, as well as the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default.
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
The following table presents derivative positions for the period indicated as of June 30, 2016:

July 1 - December 31, 2016
Natural gas basis differential positions: (1)
SoCal basis swaps: (2)
Hedged volume (MMMBtu)	1,840
Hedged differential ($/MMBtu)	$(0.03)

(1)	Settle on the respective pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

(2)
For positions which hedge exposure to differentials in consuming areas, the Company pays the NYMEX Henry Hub natural gas price plus the respective spread and receives the specified index price. Cash settlements are made on a net basis.

The Company did not enter into any commodity derivative contracts during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for May 2015 through December 2017 to hedge exposure to differentials in certain producing areas and oil swaps for April 2015 through December 2015. In addition, the Company entered into natural gas basis swaps for May 2015 through December 2016 to hedge exposure to the differential in California, where it consumes natural gas in its heavy oil development operations.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In April 2016 and May 2016, in connection with the Company’s restructuring efforts, LINN Energy canceled (prior to the contract settlement dates) all of its derivative contracts for net proceeds of approximately $1.2 billion. The net proceeds were used to make permanent repayments of a portion of the borrowings outstanding under the LINN Credit Facility. Also, in May 2016, as a result of the Chapter 11 proceedings, Berry’s counterparties canceled (prior to the contract settlement dates) all of Berry’s derivative contracts (with the exception of a contract consisting of 1,840 MMMBtu of natural gas basis swaps for 2016) for net proceeds of approximately $2 million. The net proceeds were used to make permanent repayments of a portion of the borrowings outstanding under the Berry Credit Facility. In July 2016, Berry’s remaining derivative contract was canceled by the counterparty.
Settled derivatives on natural gas production for the three months and six months ended June 30, 2016, included volumes of 28,477 MMMBtu and 77,734 MMMBtu, respectively, at average contract prices of $4.49 per MMBtu and $4.50 per MMBtu. Settled derivatives on oil production for the three months and six months ended June 30, 2016, included volumes of 667 MBbls and 4,331 MBbls, respectively, at average contract prices of $90.48 per Bbl and $90.44 per Bbl. Settled derivatives on natural gas production for the three months and six months ended June 30, 2015, included volumes of 47,344 MMMBtu and 94,167 MMMBtu, respectively, at an average contract price of $5.12 per MMBtu. Settled derivatives on oil production for the three months and six months ended June 30, 2015, included volumes of 4,820 MBbls and 8,795 MBbls, respectively, at average contract prices of $88.60 per Bbl and $91.20 per Bbl.
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
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	June 30, 2016	December 31, 2015
	(in thousands)
Assets:
Commodity derivatives	$200	$1,812,375
Liabilities:
Commodity derivatives	$1,709	$28,842
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company minimized the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Gains (Losses) on Derivatives
A summary of gains and losses on derivatives included on the condensed consolidated statements of operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Gains (losses) on oil and natural gas derivatives	$(182,768)	$(191,188)	$(72,807)	$233,593
Lease operating expenses (1)	(1,037)	3,986	(4,405)	3,060
Total gains (losses) on oil and natural gas derivatives	$(183,805)	$(187,202)	$(77,212)	$236,653

(1)	Consists of gains and (losses) on derivatives entered into in March 2015 to hedge exposure to differentials in consuming areas.
For the three months and six months ended June 30, 2016, the Company received net cash settlements of approximately $523 million and $867 million, respectively. In addition, for the three months and six months ended June 30, 2016, approximately $841 million in settlements (primarily in connection with the April 2016 and May 2016 commodity derivative cancellations) were sent directly from the counterparties to the lenders under the LINN Credit Facility as repayments of a portion of the borrowings outstanding. For the three months and six months ended June 30, 2015, the Company received net cash settlements of approximately $284 million and $566 million, respectively.
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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2016
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$200	$(15)	$185
Liabilities:
Commodity derivatives	$1,709	$(15)	$1,694

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2015	$523,541
Liabilities added from drilling	352
Current year accretion expense	15,369
Settlements	(5,542)
Asset retirement obligations at June 30, 2016	$533,720

Note 10 – Commitments and Contingencies
For certain statewide class action royalty payment disputes, the Company filed notices advising that it had filed for bankruptcy protection and seeking a stay, which was granted. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
During the six months ended June 30, 2016, and June 30, 2015, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates. The Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See Note 2 for additional information.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
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
The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for net income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per unit data)

Net income (loss)	$208,492	$(379,127)	$(1,139,254)	$(718,287)
Allocated to participating securities	(1,617)	(1,662)	—	(3,273)
	$206,875	$(380,789)	$(1,139,254)	$(721,560)

Basic net income (loss) per unit	$0.59	$(1.12)	$(3.23)	$(2.15)
Diluted net income (loss) per unit	$0.59	$(1.12)	$(3.23)	$(2.15)

Basic weighted average units outstanding	352,789	340,934	352,511	335,817
Dilutive effect of unit equivalents	—	—	—	—
Diluted weighted average units outstanding	352,789	340,934	352,511	335,817
Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to approximately 1 million unit options and warrants for both the three months and six months ended June 30, 2016, and approximately 5 million unit options and warrants for both the three months and six months ended June 30, 2015. All equivalent units were antidilutive for both the three months and six months ended June 30, 2016, and June 30, 2015.
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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 13 – Supplemental Disclosures to the Condensed Consolidated Statements of Cash Flows
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Six Months Ended June 30,
	2016	2015
	(in thousands)

Cash payments for interest, net of amounts capitalized	$126,499	$280,018
Cash payments for income taxes	$3,033	$601

Noncash investing activities:
Accrued capital expenditures	$23,212	$105,115
For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. At June 30, 2016, and December 31, 2015, “restricted cash” on the condensed consolidated balance sheets includes approximately $197 million and $250 million, respectively, related to the $250 million that LINN Energy borrowed under the LINN Credit Facility and contributed to Berry in May 2015 to post with Berry’s lenders in connection with the reduction in the Berry Credit Facility’s borrowing base, as well as associated interest income. Restricted cash also includes approximately $8 million and $7 million at June 30, 2016, and December 31, 2015, respectively, of cash deposited by the Company into a separate account designated for asset retirement obligations in accordance with contractual agreements.
During the three months and six months ended June 30, 2016, approximately $841 million in commodity derivative settlements (primarily in connection with the April 2016 and May 2016 commodity derivative cancellations) were paid directly by the counterparties to the lenders under the LINN Credit Facility as repayments of a portion of the borrowings outstanding, and are reflected as noncash transactions by the Company. In addition, during the three months and six months ended June 30, 2016, approximately $3 million in letters of credit draws were made from the Berry Credit Facility as requested by certain vendors owed prepetition amounts from the Company.
At December 31, 2015, net outstanding checks of approximately $21 million were reclassified and included in “accounts payable and accrued expenses” on the condensed consolidated balance sheets. At June 30, 2016, no net outstanding checks were reclassified. Net outstanding checks are presented as cash flows from financing activities and included in “other” on the condensed consolidated statements of cash flows.
Note 14 – Related Party Transactions
LinnCo
LinnCo, an affiliate of LINN Energy, was formed on April 30, 2012. LinnCo’s initial sole purpose was to own units in LINN Energy. In connection with the 2013 acquisition of Berry, LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent contribution of assets to LINN Energy. All of LinnCo’s common shares are held by the public. As of June 30, 2016, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy and owned approximately 69% of LINN Energy’s outstanding units.
In March 2016, LinnCo filed a Registration Statement on Form S-4 related to an offer to exchange each outstanding unit representing limited liability company interests of LINN Energy for one common share representing limited liability company interests of LinnCo. The initial offer expired on April 25, 2016, and on April 26, 2016, LinnCo commenced a subsequent offering period that expired on August 1, 2016. Through June 30, 2016, 115,702,524 LINN Energy units were exchanged for an equal number of LinnCo shares. As a result of the exchanges of LINN Energy units for LinnCo shares, LinnCo’s ownership

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

of LINN Energy’s outstanding units increased from approximately 36% at March 31, 2016, to approximately 69% at June 30, 2016.
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
For the three months and six months ended June 30, 2016, LinnCo incurred total general and administrative expenses, reorganization expenses and offering costs of approximately $2.5 million and $4.2 million, respectively, including approximately $603,000 and $1.2 million, respectively, related to services provided by LINN Energy. Of the expenses and costs incurred during the six months ended June 30, 2016, approximately $4.0 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2016.
For the three months and six months ended June 30, 2015, LinnCo incurred total general and administrative expenses and offering costs of approximately $1.1 million and $2.5 million, respectively, including approximately $492,000 and $983,000, respectively, related to services provided by LINN Energy. Of the expenses and costs incurred during the six months ended June 30, 2015, approximately $2.2 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2015.
The Company did not pay any distributions to LinnCo during the three months or six months ended June 30, 2016. During the three months and six months ended June 30, 2015, the Company paid approximately $40 million and $80 million, respectively, in distributions to LinnCo attributable to LinnCo’s interest in LINN Energy.
Other
One of the Company’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the three months and six months ended June 30, 2016, the Company incurred expenditures of approximately $1 million and $3 million, respectively, and for the three months and six months ended June 30, 2015, the Company incurred expenditures of approximately $2 million and $5 million, respectively, related to services rendered by Superior and its subsidiaries.
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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2016

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$425,594	$334,043	$15,008	$—	$774,645
Accounts receivable – trade, net	—	151,293	51,304	—	202,597
Accounts receivable – affiliates	1,664,128	38,660	—	(1,702,788)	—
Derivative instruments	—	—	185	—	185
Other current assets	20,545	69,136	19,213	—	108,894
Total current assets	2,110,267	593,132	85,710	(1,702,788)	1,086,321

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	—	13,144,928	5,019,722	—	18,164,650
Less accumulated depletion and amortization	—	(9,863,329)	(2,719,219)	67,906	(12,514,642)
	—	3,281,599	2,300,503	67,906	5,650,008

Other property and equipment	—	607,946	118,875	—	726,821
Less accumulated depreciation	—	(205,621)	(16,571)	—	(222,192)
	—	402,325	102,304	—	504,629

Restricted cash	—	7,410	197,418	—	204,828
Notes receivable – affiliates	161,100	—	—	(161,100)	—
Investments in consolidated subsidiaries	2,434,999	—	—	(2,434,999)	—
Other noncurrent assets	—	13,912	17,548	(72)	31,388
	2,596,099	21,322	214,966	(2,596,171)	236,216
Total noncurrent assets	2,596,099	3,705,246	2,617,773	(2,528,265)	6,390,853
Total assets	$4,706,366	$4,298,378	$2,703,483	$(4,231,053)	$7,477,174

LIABILITIES AND UNITHOLDERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$15	$263,673	$84,232	$—	$347,920
Accounts payable – affiliates	—	1,664,128	38,660	(1,702,788)	—
Derivative instruments	—	—	1,694	—	1,694
Current portion of long-term debt, net	1,937,450	—	874,959	—	2,812,409
Other accrued liabilities	478	44,404	2,810	—	47,692
Total current liabilities	1,937,943	1,972,205	1,002,355	(1,702,788)	3,209,715

Notes payable – affiliates	—	161,100	—	(161,100)	—
Other noncurrent liabilities	—	407,722	180,522	(72)	588,172
Liabilities subject to compromise	4,167,313	49,419	852,426	—	5,069,158

Unitholders’ capital (deficit):
Units issued and outstanding	5,352,381	4,831,495	2,798,713	(7,621,189)	5,361,400
Accumulated deficit	(6,751,271)	(3,123,563)	(2,130,533)	5,254,096	(6,751,271)
	(1,398,890)	1,707,932	668,180	(2,367,093)	(1,389,871)
Total liabilities and unitholders’ capital (deficit)	$4,706,366	$4,298,378	$2,703,483	$(4,231,053)	$7,477,174

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2016

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$216,426	$99,831	$—	$316,257
Gains (losses) on oil and natural gas derivatives	—	(183,794)	1,026	—	(182,768)
Marketing revenues	—	8,551	5,969	—	14,520
Other revenues	—	5,573	1,813	—	7,386
	—	46,756	108,639	—	155,395
Expenses:
Lease operating expenses	—	73,127	42,416	—	115,543
Transportation expenses	—	41,092	10,945	—	52,037
Marketing expenses	—	6,727	4,578	—	11,305
General and administrative expenses	—	34,898	24,748	—	59,646
Exploration costs	—	48	—	—	48
Depreciation, depletion and amortization	—	104,718	41,186	(2,733)	143,171
Taxes, other than income taxes	—	20,852	9,995	—	30,847
Losses on sale of assets and other, net	—	2,517	425	—	2,942
	—	283,979	134,293	(2,733)	415,539
Other income and (expenses):
Interest expense, net of amounts capitalized	(52,118)	36	(16,352)	—	(68,434)
Interest expense – affiliates	—	(2,969)	—	2,969	—
Interest income – affiliates	2,969	—	—	(2,969)	—
Equity in losses from consolidated subsidiaries	(240,209)	—	—	240,209	—
Other, net	(1,237)	11	(76)	—	(1,302)
	(290,595)	(2,922)	(16,428)	240,209	(69,736)
Reorganization items, net	499,087	(13,289)	49,086	—	534,884
Income (loss) before income taxes	208,492	(253,434)	7,004	242,942	205,004
Income tax expense (benefit)	—	(3,652)	164	—	(3,488)
Net income (loss)	$208,492	$(249,782)	$6,840	$242,942	$208,492

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2016

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$416,275	$183,297	$—	$599,572
Gains (losses) on oil and natural gas derivatives	—	(74,341)	1,534	—	(72,807)
Marketing revenues	—	17,612	11,213	—	28,825
Other revenues	—	10,711	3,861	—	14,572
	—	370,257	199,905	—	570,162
Expenses:
Lease operating expenses	—	160,679	92,509	—	253,188
Transportation expenses	—	83,086	23,874	—	106,960
Marketing expenses	—	14,560	9,033	—	23,593
General and administrative expenses	—	96,255	49,920	—	146,175
Exploration costs	—	2,741	—	—	2,741
Depreciation, depletion and amortization	—	212,763	100,029	(5,563)	307,229
Impairment of long-lived assets	—	129,703	1,030,588	(6,387)	1,153,904
Taxes, other than income taxes	2	40,604	24,308	—	64,914
Losses on sale of assets and other, net	—	3,786	233	—	4,019
	2	744,177	1,330,494	(11,950)	2,062,723
Other income and (expenses):
Interest expense, net of amounts capitalized	(137,590)	241	(36,304)	—	(173,653)
Interest expense – affiliates	—	(5,938)	—	5,938	—
Interest income – affiliates	5,938	—	—	(5,938)	—
Equity in losses from consolidated subsidiaries	(1,505,445)	—	—	1,505,445	—
Other, net	(1,242)	84	(10)	—	(1,168)
	(1,638,339)	(5,613)	(36,314)	1,505,445	(174,821)
Reorganization items, net	499,087	(13,289)	49,086	—	534,884
Loss before income taxes	(1,139,254)	(392,822)	(1,117,817)	1,517,395	(1,132,498)
Income tax expense	—	6,594	162	—	6,756
Net loss	$(1,139,254)	$(399,416)	$(1,117,979)	$1,517,395	$(1,139,254)

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from operating activities:
Net loss	$(1,139,254)	$(399,416)	$(1,117,979)	$1,517,395	$(1,139,254)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	—	212,763	100,029	(5,563)	307,229
Impairment of long-lived assets	—	129,703	1,030,588	(6,387)	1,153,904
Unit-based compensation expenses	—	18,553	—	—	18,553
Amortization and write-off of deferred financing fees	9,227	—	602	—	9,829
(Gains) losses on sale of assets and other, net	—	3,929	(642)	—	3,287
Equity in losses from consolidated subsidiaries	1,505,445	—	—	(1,505,445)	—
Deferred income taxes	—	3,850	71	—	3,921
Reorganization items	(498,954)	—	(56,968)	—	(555,922)
Derivatives activities:
Total losses	—	74,341	2,871	—	77,212
Cash settlements	—	500,075	8,022	—	508,097
Cash settlements on canceled derivatives	—	356,835	1,593	—	358,428
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	—	17,993	(8,296)	—	9,697
(Increase) decrease in accounts receivable – affiliates	437,406	(30,039)	—	(407,367)	—
Increase in other assets	—	(19,039)	(1,035)	—	(20,074)
Increase (decrease) in accounts payable and accrued expenses	(36)	47,098	(4,362)	—	42,700
Increase (decrease) in accounts payable and accrued expenses – affiliates	—	(437,406)	30,039	407,367	—
Increase (decrease) in other liabilities	37,278	(11,128)	(2,556)	—	23,594
Net cash provided by (used in) operating activities	351,112	468,112	(18,023)	—	801,201
Cash flow from investing activities:
Development of oil and natural gas properties	—	(88,205)	(12,360)	—	(100,565)
Purchases of other property and equipment	—	(13,794)	(7,599)	—	(21,393)
Decrease in restricted cash	—	—	53,418	—	53,418
Change in notes receivable with affiliate	14,000	—	—	(14,000)	—
Proceeds from sale of properties and equipment and other	(4,010)	1,297	142	—	(2,571)
Net cash provided by (used in) investing activities	9,990	(100,702)	33,601	(14,000)	(71,111)

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from financing activities:
Proceeds from borrowings	978,500	—	—	—	978,500
Repayments of debt	(913,210)	—	(1,593)	—	(914,803)
Financing fees and offering costs	(623)	—	—	—	(623)
Change in notes payable with affiliate	—	(14,000)	—	14,000	—
Other	(1,248)	(19,439)	—	—	(20,687)
Net cash provided by (used in) financing activities	63,419	(33,439)	(1,593)	14,000	42,387

Net increase in cash and cash equivalents	424,521	333,971	13,985	—	772,477
Cash and cash equivalents:
Beginning	1,073	72	1,023	—	2,168
Ending	$425,594	$334,043	$15,008	$—	$774,645

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
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
Executive Overview
LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering in January 2006. The Company’s properties are located in eight operating regions in the United States (“U.S.”):

•	Rockies, which includes properties located in Wyoming (Green River, Washakie and Powder River basins), Utah (Uinta Basin), North Dakota (Williston Basin) and Colorado (Piceance Basin);

•	Hugoton Basin, which includes properties located in Kansas, the Oklahoma Panhandle and the Shallow Texas Panhandle;

•	California, which includes properties located in the San Joaquin Valley and Los Angeles basins;

•	Mid-Continent, which includes Oklahoma properties located in the Anadarko and Arkoma basins, as well as waterfloods in the Central Oklahoma Platform;

•	TexLa, which includes properties located in east Texas and north Louisiana;

•	Permian Basin, which includes properties located in west Texas and southeast New Mexico;

•	Michigan/Illinois, which includes properties located in the Antrim Shale formation in north Michigan and oil properties in south Illinois; and

•	South Texas.
Results for the three months ended June 30, 2016, included the following:

•	oil, natural gas and NGL sales of approximately $316 million compared to $496 million for the three months ended June 30, 2015;

•	average daily production of approximately 1,079 MMcfe/d compared to 1,219 MMcfe/d for the three months ended June 30, 2015;

•	net income of approximately $208 million compared to net loss of $379 million for the three months ended June 30, 2015;

•	capital expenditures of approximately $29 million compared to $115 million for the three months ended June 30, 2015; and

•	39 wells drilled (all successful) compared to 148 wells drilled (all successful) for the three months ended June 30, 2015.
Results for the six months ended June 30, 2016, included the following:

•	oil, natural gas and NGL sales of approximately $600 million compared to $947 million for the six months ended June 30, 2015;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	average daily production of approximately 1,096 MMcfe/d compared to 1,210 MMcfe/d for the six months ended June 30, 2015;

•	net loss of approximately $1.1 billion compared to $718 million for the six months ended June 30, 2015;

•	net cash provided by operating activities of approximately $801 million compared to $673 million for the six months ended June 30, 2015;

•	capital expenditures of approximately $66 million compared to $312 million for the six months ended June 30, 2015; and

•	112 wells drilled (111 successful) compared to 344 wells drilled (all successful) for the six months ended June 30, 2015.
Chapter 11 Proceedings
On May 11, 2016 (the “Petition Date”), the Company and certain of its direct and indirect subsidiaries (collectively with the Company, the “LINN Debtors”), LinnCo and Berry (collectively with the LINN Debtors and LinnCo, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors’ Chapter 11 cases are being administered jointly under the caption In re Linn Energy, LLC., et al., Case No. 16‑60040.
The condensed consolidated financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s condensed consolidated statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on the Company’s condensed consolidated balance sheet at June 30, 2016. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.
The Debtors are operating their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has granted certain relief requested by the Debtors, allowing the Company to use its cash to fund the Chapter 11 proceedings, pursuant to an agreement with the first lien lenders, and giving the Company the authority to, among other things, continue to pay employee wages and benefits without interruption, to utilize its current cash management system and to make royalty payments. During the pendency of the Chapter 11 proceedings, all transactions outside the ordinary course of the Company’s business require prior approval of the Bankruptcy Court. For goods and services provided following the Petition Date, the Company intends to pay vendors in full under normal terms.
Restructuring Support Agreement
Prior to the Petition Date, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Restructuring Support Agreement”) with certain holders (“Consenting Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) the Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) and (ii) Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”).
The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment of the Consenting Creditors to support a comprehensive restructuring of the Debtors’ long-term debt (“Restructuring Transactions”). The Restructuring Transactions will be effectuated through one or more plans of reorganization (“Plan”) to be filed in the Chapter 11 proceedings.
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
The New LINN Exit Facility will consist of (i) a term loan in the amount of $800 million (“New LINN Term Loan”) and (ii) a revolving loan in the initial amount of $1.4 billion (“New LINN Revolving Loan”). The New LINN Term Loan will mature on the earlier of June 30, 2021, or the day prior to the fourth anniversary of the closing date, with interest payable at LIBOR plus 7.50% and amortized principal payments payable quarterly, beginning March 31, 2017. The New LINN Revolving Loan will be composed of two tranches as follows: (a) a conforming tranche with an initial amount of $1.2 billion subject to the borrowing base (“Conforming Tranche”) and (b) a non-conforming tranche with an initial amount of $200 million (“Non-Conforming Tranche”). The Conforming Tranche will mature on the earlier of June 30, 2021, or the day prior to the fourth anniversary of the closing date, with an interest rate of LIBOR plus 3.50%. The Non-Conforming Tranche will mature on the earlier of December 31, 2020, or the day prior to the date that is three years and six months after the closing date, with an interest rate of LIBOR plus 5.50%. The New LINN Exit Facility is subject to a variety of other terms and conditions including conditions precedent to funding, financial covenants and various other covenants and representations and warranties.
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
The Restructuring Support Agreement provides that the Consenting Creditors will support the use of the LINN Debtors’ and Berry’s cash collateral under specified terms and conditions, including adequate protection terms. The Restructuring Support Agreement obligates the Debtors and the Consenting Creditors to, among other things, support and not interfere with consummation of the Restructuring Transactions and, as to the Consenting Creditors, vote their claims in favor of the Plan. The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to, among other requirements, the filing, confirmation and consummation of the Plan, and in the event of breaches by the parties of certain provisions of the Restructuring Support Agreement. The Restructuring Support Agreement is subject to termination if the effective date of the Plan has not occurred within 250 days of the Petition Date. There can be no assurance that the Restructuring Transactions will be consummated.
Magnitude of Potential Claims
On July 11, 2016, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. Holders of prepetition claims will be required to file proofs of claims by the applicable deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases. The court has not yet confirmed the claims deadlines. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Effect of Filing on Creditors and Unitholders
Subject to certain exceptions, under the Bankruptcy Code, the filing of Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ prepetition liabilities are subject to settlement under the Bankruptcy Code. Although the filing of Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. The Company did not record interest expense on its Second Lien Notes or senior notes for the period from May 12, 2016, through June 30, 2016. For that period, contractual interest on the Second Lien Notes and senior notes was approximately $54 million.
Under the Bankruptcy Code, unless creditors agree otherwise, prepetition liabilities and postpetition liabilities must be satisfied in full before the holders of the Company’s existing common units representing limited liability company interests (“units”) are entitled to receive any settlement or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or unitholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 proceedings to each of these constituencies or what types or amounts of settlements, if any, they will receive. A plan of reorganization could result in holders of the Debtors’ liabilities and/or units receiving no settlement on account of their interests and cancellation of their holdings. The Company believes that it is highly likely that its existing units will be canceled in the Chapter 11 proceedings and will be entitled to a limited recovery, if any. Any trading in the Company’s units during the pendency of the Chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of the Company’s units.
Appointment of Creditors Committee
On May 23, 2016, the Bankruptcy Court appointed the official committee for unsecured creditors (the “Creditors Committee”). The Creditors Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.
Rejection of Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, assign or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and satisfaction of certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtors’ estate for damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with any of the Debtors in this Quarterly Report on Form 10-Q, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with the applicable Debtor, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. Further, nothing herein is or shall be deemed an admission with respect to any claim amounts or calculations arising from the rejection of any executory contract or unexpired lease and the Debtors expressly preserve all of their rights with respect thereto.
Process for Plan of Reorganization
In order to successfully exit bankruptcy, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of, a Plan that satisfies the requirements of the Bankruptcy Code. A Plan would, among other things, resolve the Debtors’ prepetition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.
The Debtors have an exclusive right to file a Plan within 120 days from the Petition Date, subject to an extension for cause. If the Debtors’ exclusive filing period lapses, any party in interest may file a Plan for any of the Debtors.
In addition to being voted on by holders of impaired claims and equity interests, a Plan must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A Plan would be accepted by holders of claims against and equity interests in the Debtors if (i) at least one-half in number and two-thirds in dollar amount of claims actually voting in each class of claims impaired by the Plan have voted to accept the Plan and (ii) at

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

least two-thirds in amount of equity interests impaired by the Plan actually voting has voted to accept the Plan. A class of claims or equity interests that does not receive or retain any property under the Plan on account of such claims or interests is deemed to have voted to reject the Plan.
Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a Plan even if such Plan has not been accepted by all impaired classes of claims and equity interests. The precise requirements and evidentiary showing for confirming a Plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., unsecured or secured claims, subordinated or senior claims). Generally, with respect to units, a Plan may be “crammed down” even if the unitholders receive no recovery if the proponent of the Plan demonstrates that (1) no class junior to the units are receiving or retaining property under the Plan and (2) no class of claims or interests senior to the units are being paid more than in full.
The timing of filing a Plan by the Debtors will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. Although the Debtors expect to file a Plan that provides for emergence from bankruptcy as a going concern, there can be no assurance at this time that the Debtors will be able to successfully develop, confirm and consummate one or more plans of reorganization or other alternative restructuring transactions, including a sale of all or substantially all of the Debtors’ assets, that satisfies the conditions of the Bankruptcy Code and is confirmed by the Bankruptcy Court, or that any such Plan will be implemented successfully.
As of August 4, 2016, the Debtors have not yet filed a Plan.
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
Ability to Continue as a Going Concern
Continued low commodity prices have resulted in significantly lower levels of cash flow from operating activities and have limited the Company’s ability to access the capital markets. In addition, each of the Company’s Credit Facilities is subject to scheduled redeterminations of its borrowing base, semi-annually in April and October, based primarily on reserve reports using lender commodity price expectations at such time. The lenders under the Credit Facilities agreed to defer the April 2016 borrowing base redeterminations to May 11, 2016. Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs, along with the termination of the Company’s hedges, were expected to adversely impact upcoming redeterminations and have a significant negative impact on the Company’s liquidity. The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes.
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
In order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company undertook a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. Despite taking these actions, the Company did not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Covenant Violations
The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on the Company’s Second Lien Notes and certain of its senior notes, as well as the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 6 for additional details about the Company’s debt.
Credit Facilities
The Company’s Credit Facilities contain a requirement to deliver audited consolidated financial statements without a going concern or like qualification or exception. Consequently, the filing of the Company’s 2015 Annual Report on Form 10-K which included such explanatory paragraph resulted in a default under the LINN Credit Facility as of the filing date, March 15, 2016, subject to a 30 day grace period.
On April 12, 2016, the Company entered into amendments to both the LINN Credit Facility and Berry Credit Facility. The amendments provided for, among other things, an agreement that (i) certain events (the “Specified Events”) would not become defaults or events of default until May 11, 2016, (ii) the borrowing bases would remain constant until May 11, 2016, unless reduced as a result of swap agreement terminations or collateral sales and (iii) the Company, the administrative agent and the lenders would negotiate in good faith the terms of a restructuring support agreement in furtherance of a restructuring of the capital structure of the Company and its subsidiaries. In addition, the amendment to the Berry Credit Facility provided Berry with access to previously restricted cash of $45 million in order to fund ordinary course operations.
Pursuant to the amendments, the Specified Events consisted of:

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
The Specified Events listed in the amendment to the Berry Credit Facility also included the failure to maintain the ratio of Adjusted EBITDAX to Interest Expense (as each term is defined in the Berry Credit Facility) (“Interest Coverage Ratio”).
As a condition to closing the amendments, in April 2016, (a) the Company made a $100 million permanent repayment of a portion of the borrowings outstanding under the LINN Credit Facility and (b) the Company and certain of its subsidiaries provided control agreements over certain deposit accounts.
Pursuant to the terms of the amendment to the LINN Credit Facility and as a result of the execution of the Restructuring Support Agreement, in May 2016, the Company made a $350 million permanent repayment of a portion of the borrowings outstanding under the LINN Credit Facility.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Credit Facilities. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of the default.
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

On April 4, 2016, the Company entered into a settlement agreement with certain holders of the Second Lien Notes and agreed to deliver, and make arrangements for recordation of, the mortgages. The Company has since delivered and made arrangements for recordation of the mortgages.
The settlement agreement required the parties to commence good faith negotiations with each other regarding the terms of a potential comprehensive and consensual restructuring, including a potential restructuring under a Chapter 11 plan of reorganization. The settlement agreement provided that in the event the parties were unable to reach agreement on the terms of a consensual restructuring on or before the commencement of such Chapter 11 proceedings (or such later date as mutually agreed to by the parties), the parties would support entry by the Bankruptcy Court of a settlement order that, among other things, (i) approves the issuance of additional notes, in the principal amount of $1.0 billion plus certain accrued interest, on a proportionate basis to existing holders of the Second Lien Notes and (ii) releases the mortgages and other collateral upon the issuance of the additional notes (the “Settlement Order”).
The settlement agreement will terminate upon, among other events, entry by the Bankruptcy Court of a final, non-appealable order denying the Company’s motion seeking entry of the Settlement Order.
The Company failed to make an interest payment of approximately $68 million due June 15, 2016, on the Second Lien Notes.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Second Lien Indenture. However, under the Bankruptcy Code, holders of the Second Lien Notes are stayed from taking any action against the Company as a result of the default.
Senior Notes
The Company deferred making interest payments totaling approximately $60 million due March 15, 2016, including approximately $30 million on LINN Energy’s 7.75% senior notes due February 2021, approximately $12 million on LINN Energy’s 6.50% senior notes due September 2021 and approximately $18 million on Berry’s 6.375% senior notes due September 2022, which resulted in the Company being in default under these senior notes. The indentures governing each of the applicable series of notes provided the Company a 30 day grace period to make the interest payments.
On April 14, 2016, within the 30 day interest payment grace period provided for in the indentures governing the notes, the Company and Berry made interest payments of approximately $60 million in satisfaction of their respective obligations.
The Company failed to make an interest payment of approximately $31 million due April 15, 2016, on LINN Energy’s 8.625% senior notes due April 2020, interest payments due May 1, 2016, of approximately $18 million on LINN Energy’s 6.25% senior notes due November 2019 and approximately $9 million on Berry’s 6.75% senior notes due November 2020, and an interest payment of approximately $18 million due May 15, 2016, on LINN Energy’s 6.50% senior notes due May 2019.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the indentures governing the senior notes. However, under the Bankruptcy Code, holders of the senior notes are stayed from taking any action against the Company as a result of the default.
Commodity Derivatives
In April 2016 and May 2016, in connection with the Company’s restructuring efforts, LINN Energy canceled (prior to the contract settlement dates) all of its derivative contracts for net proceeds of approximately $1.2 billion. The net proceeds were used to make permanent repayments of a portion of the borrowings outstanding under the LINN Credit Facility. Also, in May 2016, as a result of the Chapter 11 proceedings, Berry’s counterparties canceled (prior to the contract settlement dates) all of Berry’s derivative contracts (with the exception of a contract consisting of 1,840 MMMBtu of natural gas basis swaps for 2016) for net proceeds of approximately $2 million. The net proceeds were used to make permanent repayments of a portion of the borrowings outstanding under the Berry Credit Facility. In July 2016, Berry’s remaining derivative contract was canceled by the counterparty.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Offer to Exchange LINN Energy Units for LinnCo Shares
In March 2016, LinnCo filed a Registration Statement on Form S-4 related to an offer to exchange each outstanding unit representing limited liability company interests of LINN Energy for one common share representing limited liability company interests of LinnCo. The initial offer expired on April 25, 2016, and on April 26, 2016, LinnCo commenced a subsequent offering period that expired on August 1, 2016. Through June 30, 2016, 115,702,524 LINN Energy units were exchanged for an equal number of LinnCo shares. As a result of the exchanges of LINN Energy units for LinnCo shares, LinnCo’s ownership of LINN Energy’s outstanding units increased from approximately 36% at March 31, 2016, to approximately 69% at June 30, 2016.
2016 Oil and Natural Gas Capital Budget
For 2016, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $235 million, including approximately $160 million related to its oil and natural gas capital program and approximately $60 million related to its plant and pipeline capital. The 2016 budget contemplates continued low commodity prices and is under continuous review and subject to ongoing adjustments. The Company expects to fund its capital expenditures primarily from net cash provided by operating activities; however, there is uncertainty regarding the Company’s liquidity as discussed above. In addition, at this level of capital spending, the Company expects its total reserves to decline.
Financing Activities
See above for a description of the amendments to the Credit Facilities entered into in April 2016. During the six months ended June 30, 2016, the Company borrowed approximately $979 million under the LINN Credit Facility and made repayments of approximately $1.8 billion of a portion of the borrowings outstanding under the Credit Facilities and term loan. The repayments include approximately $841 million in commodity derivative settlements paid by the counterparties to the lenders under the LINN Credit Facility. As of June 30, 2016, total borrowings outstanding (including outstanding letters of credit) under the LINN Credit Facility and Berry Credit Facility were approximately $1.9 billion and $898 million, respectively, with no remaining availability for either.
Delisting from Stock Exchange
As a result of the Company’s failure to comply with the NASDAQ Global Select Market (“NASDAQ”) continued listing requirements, on May 24, 2016, the Company’s units began trading over the counter on the OTC Markets Group Inc.’s Pink marketplace under the trading symbol “LINEQ.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

	Three Months Ended June 30,
	2016	2015	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$95,380	$149,908	$(54,528)
Oil sales	182,902	310,454	(127,552)
NGL sales	37,975	36,057	1,918
Total oil, natural gas and NGL sales	316,257	496,419	(180,162)
Losses on oil and natural gas derivatives	(182,768)	(191,188)	8,420
Marketing and other revenues	21,906	16,597	5,309
	155,395	321,828	(166,433)
Expenses:
Lease operating expenses	115,543	140,652	(25,109)
Transportation expenses	52,037	55,795	(3,758)
Marketing expenses	11,305	9,159	2,146
General and administrative expenses (1)	59,646	98,650	(39,004)
Exploration costs	48	564	(516)
Depreciation, depletion and amortization	143,171	215,732	(72,561)
Taxes, other than income taxes	30,847	58,034	(27,187)
(Gains) losses on sale of assets and other, net	2,942	(17,996)	20,938
	415,539	560,590	(145,051)
Other income and (expenses)	(69,736)	(143,095)	73,359
Reorganization items, net	534,884	—	534,884
Income (loss) before income taxes	205,004	(381,857)	586,861
Income tax benefit	(3,488)	(2,730)	(758)
Net income (loss)	$208,492	$(379,127)	$587,619

(1)
General and administrative expenses for the three months ended June 30, 2016, and June 30, 2015, include approximately $5 million and $11 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended June 30,
	2016	2015	Variance
Average daily production:
Natural gas (MMcf/d)	588	666	(12)%
Oil (MBbls/d)	51.1	64.8	(21)%
NGL (MBbls/d)	30.8	27.4	12%
Total (MMcfe/d)	1,079	1,219	(11)%

Weighted average prices: (1)
Natural gas (Mcf)	$1.78	$2.47	(28)%
Oil (Bbl)	$39.37	$52.65	(25)%
NGL (Bbl)	$13.54	$14.44	(6)%

Average NYMEX prices:
Natural gas (MMBtu)	$1.95	$2.64	(26)%
Oil (Bbl)	$45.59	$57.94	(21)%

Costs per Mcfe of production:
Lease operating expenses	$1.18	$1.27	(7)%
Transportation expenses	$0.53	$0.50	6%
General and administrative expenses (2)	$0.61	$0.89	(31)%
Depreciation, depletion and amortization	$1.46	$1.94	(25)%
Taxes, other than income taxes	$0.31	$0.52	(40)%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the three months ended June 30, 2016, and June 30, 2015, include approximately $5 million and $11 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $180 million or 36% to approximately $316 million for the three months ended June 30, 2016, from approximately $496 million for the three months ended June 30, 2015, due to lower oil, natural gas and NGL prices and lower production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $62 million, $37 million and $3 million, respectively.
Average daily production volumes decreased to approximately 1,079 MMcfe/d for the three months ended June 30, 2016, from 1,219 MMcfe/d for the three months ended June 30, 2015. Lower oil and natural gas production volumes resulted in a decrease in revenues of approximately $65 million and $17 million, respectively. Higher NGL production volumes resulted in an increase in revenues of approximately $4 million.
The following table sets forth average daily production by region:

	Three Months Ended June 30,
	2016	2015	Variance
Average daily production (MMcfe/d):
Rockies	384	445	(61)	(14)%
Hugoton Basin	238	255	(17)	(6)%
California	158	187	(29)	(16)%
Mid-Continent	102	100	2	2%
TexLa	79	80	(1)	(1)%
Permian Basin	58	85	(27)	(32)%
Michigan/Illinois	31	31	—	—
South Texas	29	36	(7)	(20)%
	1,079	1,219	(140)	(11)%
The decreases in average daily production volumes primarily reflect lower production volumes as a result of reduced development capital spending throughout the Company’s various operating regions, as well as marginal well shut-ins, driven by continued low commodity prices. The decrease in average daily production volumes in California also reflects operational challenges in the Company’s Diatomite development program, where the Company is pursuing various remedies to address wells performance and has temporarily curtailed capital spending in this program. The decrease in average daily production volumes in the Permian Basin region also reflects lower production volumes as a result of the Howard County assets sale on August 31, 2015.
Losses on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives were approximately $183 million and $191 million for the three months ended June 30, 2016, and June 30, 2015, respectively, representing a decrease of approximately $8 million. Losses on oil and natural gas derivatives decreased primarily due to changes in fair value of the derivative contracts, and the comparison from period to period was impacted by the declining maturity schedule of the Company’s hedges. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
See above under “Executive Overview” for details about the Company’s commodity derivative cancellations in April 2016 and May 2016.

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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing and other revenues increased by approximately $5 million or 32% to approximately $22 million for the three months ended June 30, 2016, from approximately $17 million for the three months ended June 30, 2015. The increase was primarily due to higher revenues generated by the Jayhawk natural gas processing plant in Kansas and higher helium sales revenue in the Hugoton Basin, partially offset by lower electricity sales revenues generated by the Company’s California cogeneration facilities.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $25 million or 18% to approximately $116 million for the three months ended June 30, 2016, from approximately $141 million for the three months ended June 30, 2015. The decrease was primarily due to cost savings initiatives and lower workover activities, as well as a decrease in steam costs caused by lower prices for natural gas used in steam generation and a decrease in steam injection volumes. Lease operating expenses per Mcfe also decreased to $1.18 per Mcfe for the three months ended June 30, 2016, from $1.27 per Mcfe for the three months ended June 30, 2015.
Transportation Expenses
Transportation expenses decreased by approximately $4 million or 7% to approximately $52 million for the three months ended June 30, 2016, from approximately $56 million for the three months ended June 30, 2015. The decrease was primarily due to lower production volumes and reduced costs as a result of certain contracts terminated in the Chapter 11 proceedings, partially offset by higher costs from nonoperated properties in the Rockies region. Transportation expenses per Mcfe increased to $0.53 per Mcfe for the three months ended June 30, 2016, from $0.50 per Mcfe for the three months ended June 30, 2015.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses increased by approximately $2 million or 23% to approximately $11 million for the three months ended June 30, 2016, from approximately $9 million for the three months ended June 30, 2015. The increase was primarily due to higher expenses associated with the Jayhawk natural gas processing plant in Kansas.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses decreased by approximately $39 million or 40% to approximately $60 million for the three months ended June 30, 2016, from approximately $99 million for the three months ended June 30, 2015. The decrease was primarily due to lower professional services expenses, lower salaries and benefits related expenses, and lower acquisition expenses. General and administrative expenses for the three months ended June 30, 2015, was impacted by advisory fees related to alliance agreements entered into with certain private capital investors. General and administrative expenses per Mcfe also decreased to $0.61 per Mcfe for the three months ended June 30, 2016, from $0.89 per Mcfe for the three months ended June 30, 2015.
Professional services expenses of approximately $21 million for the three months ended June 30, 2016, related to the Chapter 11 proceedings that were incurred since the Petition Date, have been recorded in “reorganization items, net” on the condensed consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Exploration Costs
Exploration costs decreased by approximately $516,000 to approximately $48,000 for the three months ended June 30, 2016, from approximately $564,000 for the three months ended June 30, 2015. The decrease was primarily due to lower leasehold impairment expenses on unproved properties.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $73 million or 34% to approximately $143 million for the three months ended June 30, 2016, from approximately $216 million for the three months ended June 30, 2015. The decrease was primarily due to lower rates as a result of the impairments recorded in the prior year and the first quarter of 2016, as well as lower total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $1.46 per Mcfe for the three months ended June 30, 2016, from $1.94 per Mcfe for the three months ended June 30, 2015.
Taxes, Other Than Income Taxes

	Three Months Ended June 30,
	2016	2015	Variance
	(in thousands)

Severance taxes	$9,749	$20,676	$(10,927)
Ad valorem taxes	16,595	31,780	(15,185)
California carbon allowances	3,428	5,548	(2,120)
Other	1,075	30	1,045
	$30,847	$58,034	$(27,187)
Taxes, other than income taxes decreased by approximately $27 million or 47% for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas and NGL prices and lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to lower estimated valuations on certain of the Company’s properties. California carbon allowances decreased primarily due to lower anticipated emissions compliance obligations as a result of reduced capital spending levels and a decrease in steam injection volumes.
Other Income and (Expenses)

	Three Months Ended June 30,
	2016	2015	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(68,434)	$(146,100)	$77,666
Gain on extinguishment of debt	—	9,151	(9,151)
Other, net	(1,302)	(6,146)	4,844
	$(69,736)	$(143,095)	$73,359
Other income and (expenses) decreased by approximately $73 million for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Interest expense decreased primarily due to lower outstanding debt during the period principally as a result of the senior notes repurchased and exchanged during 2015, discontinuation of interest expense recognition on the senior notes for the period from May 12, 2016 through June 30, 2016, as a result of the Chapter 11 proceedings and lower amortization of discounts and financing fees. For the period from May 12, 2016, through June 30, 2016, contractual interest, which was not recorded, on the senior notes was approximately $38 million. For the three months ended June 30, 2015, the Company recorded a gain on extinguishment of debt of approximately $9 million as a result of the repurchases of a portion of its senior notes. Other expenses decreased primarily due to lower write-offs of deferred financing

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

fees related to the Credit Facilities and lower bank fees. See “Debt” under “Liquidity and Capital Resources” below for additional details.
The $1.0 billion in aggregate principal amount of Second Lien Notes issued in November 2015 were accounted for as a troubled debt restructuring, which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. As a result of the Chapter 11 proceedings, the Company did not make the contractual interest payment of approximately $68 million due in June 2016, including approximately $25 million related to the three months ended June 30, 2016.
Reorganization Items, Net
The Company has incurred and is expected to continue to incur significant costs associated with the reorganization. These costs, which are expensed as incurred, are expected to significantly affect the Company’s results of operations. Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.
The following table summarizes the components of reorganization items included on the condensed consolidated statement of operations:

Three Months Ended June 30, 2016
(in thousands)

Legal and other professional advisory fees	$(20,510)
Unamortized deferred financing fees, discounts and premiums	(41,122)
Gain related to interest payable on the 12.00% senior secured second lien notes due December 2020 (1)	551,000
Terminated contracts	45,109
Other	407
Reorganization items, net	$534,884

(1)
Represents a noncash gain on the write-off of postpetition contractual interest through maturity, recorded to reflect the carrying value of the liability subject to compromise at its estimated allowed claim amount.

Income Tax Benefit
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized an income tax benefit of approximately $3 million for both the three months ended June 30, 2016, and June 30, 2015, based on income from the Company’s taxable subsidiaries during the respective period.
Net Income (Loss)
Net income was approximately $208 million for the three months ended June 30, 2016, compared to a net loss of approximately $379 million for the three months ended June 30, 2015. The increase in net income was primarily due to the gain related to the Second Lien Notes and lower expenses, including interest, partially offset by lower production revenues. See discussion above for explanations of variances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Six Months Ended June 30, 2016, Compared to Six Months Ended June 30, 2015

	Six Months Ended June 30,
	2016	2015	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$205,777	$322,004	$(116,227)
Oil sales	327,363	545,691	(218,328)
NGL sales	66,432	79,293	(12,861)
Total oil, natural gas and NGL sales	599,572	946,988	(347,416)
Gains (losses) on oil and natural gas derivatives	(72,807)	233,593	(306,400)
Marketing and other revenues	43,397	57,794	(14,397)
	570,162	1,238,375	(668,213)
Expenses:
Lease operating expenses	253,188	313,673	(60,485)
Transportation expenses	106,960	109,335	(2,375)
Marketing expenses	23,593	38,000	(14,407)
General and administrative expenses (1)	146,175	177,618	(31,443)
Exploration costs	2,741	960	1,781
Depreciation, depletion and amortization	307,229	430,746	(123,517)
Impairment of long-lived assets	1,153,904	532,617	621,287
Taxes, other than income taxes	64,914	112,079	(47,165)
(Gains) losses on sale of assets and other, net	4,019	(30,283)	34,302
	2,062,723	1,684,745	377,978
Other income and (expenses)	(174,821)	(281,774)	106,953
Reorganization items, net	534,884	—	534,884
Loss before income taxes	(1,132,498)	(728,144)	(404,354)
Income tax expense (benefit)	6,756	(9,857)	16,613
Net loss	$(1,139,254)	$(718,287)	$(420,967)

(1)
General and administrative expenses for the six months ended June 30, 2016, and June 30, 2015, include approximately $14 million and $28 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Six Months Ended June 30,
	2016	2015	Variance
Average daily production:
Natural gas (MMcf/d)	602	659	(9)%
Oil (MBbls/d)	53.1	63.8	(17)%
NGL (MBbls/d)	29.3	28.1	4%
Total (MMcfe/d)	1,096	1,210	(9)%

Weighted average prices: (1)
Natural gas (Mcf)	$1.88	$2.70	(30)%
Oil (Bbl)	$33.90	$47.27	(28)%
NGL (Bbl)	$12.44	$15.58	(20)%

Average NYMEX prices:
Natural gas (MMBtu)	$2.02	$2.81	(28)%
Oil (Bbl)	$39.52	$53.29	(26)%

Costs per Mcfe of production:
Lease operating expenses	$1.27	$1.43	(11)%
Transportation expenses	$0.54	$0.50	8%
General and administrative expenses (2)	$0.73	$0.81	(10)%
Depreciation, depletion and amortization	$1.54	$1.97	(22)%
Taxes, other than income taxes	$0.33	$0.51	(35)%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the six months ended June 30, 2016, and June 30, 2015, include approximately $14 million and $28 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $347 million or 37% to approximately $600 million for the six months ended June 30, 2016, from approximately $947 million for the six months ended June 30, 2015, due to lower oil, natural gas and NGL prices and lower production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $129 million, $90 million and $17 million, respectively.
Average daily production volumes decreased to approximately 1,096 MMcfe/d for the six months ended June 30, 2016, from 1,210 MMcfe/d for the six months ended June 30, 2015. Lower oil and natural gas production volumes resulted in a decrease in revenues of approximately $89 million and $26 million, respectively. Higher NGL production volumes resulted in an increase in revenues of approximately $4 million.
The following table sets forth average daily production by region:

	Six Months Ended June 30,
	2016	2015	Variance
Average daily production (MMcfe/d):
Rockies	393	434	(41)	(10)%
Hugoton Basin	240	251	(11)	(4)%
California	164	189	(25)	(13)%
Mid-Continent	99	101	(2)	(1)%
TexLa	80	79	1	1%
Permian Basin	60	90	(30)	(33)%
Michigan/Illinois	31	31	—	—
South Texas	29	35	(6)	(18)%
	1,096	1,210	(114)	(9)%
The decreases in average daily production volumes primarily reflect lower production volumes as a result of reduced development capital spending throughout the Company’s various operating regions, as well as marginal well shut-ins, driven by continued low commodity prices. The decrease in average daily production volumes in California also reflects operational challenges in the Company’s Diatomite development program, where the Company is pursuing various remedies to address wells performance and has temporarily curtailed capital spending in this program. The decrease in average daily production volumes in the Permian Basin region also reflects lower production volumes as a result of the Howard County assets sale on August 31, 2015.
Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives were approximately $73 million for the six months ended June 30, 2016, compared to gains of approximately $234 million for the six months ended June 30, 2015, representing a variance of approximately $307 million. Losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts, and the comparison from period to period was impacted by the declining maturity schedule of the Company’s hedges. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
See above under “Executive Overview” for details about the Company’s commodity derivative cancellations in April 2016 and May 2016.

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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing and other revenues decreased by approximately $15 million or 25% to approximately $43 million for the six months ended June 30, 2016, from approximately $58 million for the six months ended June 30, 2015. The decrease was primarily due to lower revenues generated by the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms, and lower electricity sales revenues generated by the Company’s California cogeneration facilities, partially offset by higher helium sales revenue in the Hugoton Basin.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $61 million or 19% to approximately $253 million for the six months ended June 30, 2016, from approximately $314 million for the six months ended June 30, 2015. The decrease was primarily due to cost savings initiatives and lower workover activities, as well as a decrease in steam costs caused by lower prices for natural gas used in steam generation and a decrease in steam injection volumes. Lease operating expenses per Mcfe also decreased to $1.27 per Mcfe for the six months ended June 30, 2016, from $1.43 per Mcfe for the six months ended June 30, 2015.
Transportation Expenses
Transportation expenses decreased by approximately $2 million or 2% to approximately $107 million for the six months ended June 30, 2016, from approximately $109 million for the six months ended June 30, 2015. The decrease was primarily due to lower production volumes and reduced costs as a result of certain contracts terminated in the Chapter 11 proceedings, partially offset by higher costs from nonoperated properties in the Rockies region. Transportation expenses per Mcfe increased to $0.54 per Mcfe for the six months ended June 30, 2016, from $0.50 per Mcfe for the six months ended June 30, 2015.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses decreased by approximately $14 million or 38% to approximately $24 million for the six months ended June 30, 2016, from approximately $38 million for the six months ended June 30, 2015. The decrease was primarily due to lower expenses associated with the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms, and lower electricity generation expenses incurred by the Company’s California cogeneration facilities.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses decreased by approximately $32 million or 18% to approximately $146 million for the six months ended June 30, 2016, from approximately $178 million for the six months ended June 30, 2015. The decrease was primarily due to lower salaries and benefits related expenses, lower acquisition expenses and lower professional services expenses. General and administrative expenses for the six months ended June 30, 2015, was impacted by advisory fees related to alliance agreements entered into with certain private capital investors. General and administrative expenses per Mcfe also decrease to $0.73 per Mcfe for the six months ended June 30, 2016, from $0.81 per Mcfe for the six months ended June 30, 2015.
Professional services expenses of approximately $21 million for the six months ended June 30, 2016, related to the Chapter 11 proceedings that were incurred since the Petition Date, have been recorded in “reorganization items, net” on the condensed consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Exploration Costs
Exploration costs increased by approximately $2 million to approximately $3 million for the six months ended June 30, 2016, from approximately $1 million for the six months ended June 30, 2015. The increase was primarily due to seismic data expenses associated with activities in the Mid-Continent region.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $124 million or 29% to approximately $307 million for the six months ended June 30, 2016, from approximately $431 million for the six months ended June 30, 2015. The decrease was primarily due to lower rates as a result of the impairments recorded in the prior year and the first quarter of 2016, as well as lower total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $1.54 per Mcfe for the six months ended June 30, 2016, from $1.97 per Mcfe for the six months ended June 30, 2015.
Impairment of Long-Lived Assets
The Company recorded the following noncash impairment charges (before and after tax) associated with proved and unproved oil and natural gas properties:

	Six Months Ended June 30,
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
Taxes, Other Than Income Taxes

	Six Months Ended June 30,
	2016	2015	Variance
	(in thousands)

Severance taxes	$18,328	$34,566	$(16,238)
Ad valorem taxes	38,619	65,896	(27,277)
California carbon allowances	6,877	11,699	(4,822)
Other	1,090	(82)	1,172
	$64,914	$112,079	$(47,165)
Taxes, other than income taxes decreased by approximately $47 million or 42% for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas and NGL prices and lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to lower estimated valuations on certain of the Company’s properties. California carbon allowances decreased primarily due to lower anticipated emissions compliance obligations as a result of reduced capital spending levels and a decrease in steam injection volumes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Six Months Ended June 30,
	2016	2015	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(173,653)	$(289,201)	$115,548
Gain on extinguishment of debt	—	15,786	(15,786)
Other, net	(1,168)	(8,359)	7,191
	$(174,821)	$(281,774)	$106,953
Other income and (expenses) decreased by approximately $107 million for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Interest expense decreased primarily due to lower outstanding debt during the period principally as a result of the senior notes repurchased and exchanged during 2015, discontinuation of interest expense recognition on the senior notes for the period from May 12, 2016 through June 30, 2016, as a result of the Chapter 11 proceedings and lower amortization of discounts and financing fees. For the period from May 12, 2016, through June 30, 2016, contractual interest, which was not recorded, on the senior notes was approximately $38 million. For the six months ended June 30, 2015, the Company recorded a gain on extinguishment of debt of approximately $16 million as a result of the repurchases of a portion of its senior notes. Other expenses decreased primarily due to lower write-offs of deferred financing fees related to the Credit Facilities and lower bank fees. See “Debt” under “Liquidity and Capital Resources” below for additional details.
The $1.0 billion in aggregate principal amount of Second Lien Notes issued in November 2015 were accounted for as a troubled debt restructuring, which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. As a result of the Chapter 11 proceedings, the Company did not make the contractual interest payment of approximately $68 million due in June 2016, including approximately $55 million related to the six months ended June 30, 2016.
Reorganization Items, Net
The Company has incurred and is expected to continue to incur significant costs associated with the reorganization. These costs, which are expensed as incurred, are expected to significantly affect the Company’s results of operations. Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.
The following table summarizes the components of reorganization items included on the condensed consolidated statement of operations:

Six Months Ended June 30, 2016
(in thousands)

Legal and other professional advisory fees	$(20,510)
Unamortized deferred financing fees, discounts and premiums	(41,122)
Gain related to interest payable on the 12.00% senior secured second lien notes due December 2020 (1)	551,000
Terminated contracts	45,109
Other	407
Reorganization items, net	$534,884

(1)
Represents a non-cash gain on the write-off of postpetition contractual interest through maturity, recorded to reflect the carrying value of the liability subject to compromise at its estimated allowed claim amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Income Tax Expense (Benefit)
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $7 million for the six months ended June 30, 2016, compared to an income tax benefit of approximately $10 million for the six months ended June 30, 2015. The income tax expense is primarily due to higher income from the Company’s taxable subsidiaries during the six months ended June 30, 2016, compared to the same period in 2015.
Net Loss
Net loss increased by approximately $421 million or 59% to approximately $1.1 billion for the six months ended June 30, 2016, from approximately $718 million for the six months ended June 30, 2015. The increase was primarily due to higher impairment charges and lower production revenues, as well as losses compared to gains on oil and natural gas derivatives for the comparative period, partially offset by the gain related to the Second Lien Notes and lower expenses, including interest. See discussion above for explanations of variances.
Liquidity and Capital Resources
The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described under “Executive Overview” raise substantial doubt about the Company’s ability to continue as a going concern.
The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on the Company’s Second Lien Notes and certain of its senior notes, as well as the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See above under “Executive Overview – Chapter 11 Proceedings” for a description of these and other developments.
In order to decrease the Company’s level of indebtedness and maintain the Company’s liquidity at levels sufficient to meet its commitments, the Company undertook a number of actions, including minimizing capital expenditures and further reducing its recurring operating expenses. Despite taking these actions, the Company did not have sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code.
Although the Company believes its cash flow from operations and cash on hand will be adequate to meet the operating costs of its existing business, there are no assurances that the Company’s cash flow from operations and cash on hand will be sufficient to continue to fund its operations or to allow the Company to continue as a going concern until a Plan is confirmed by the Bankruptcy Court or other alternative restructuring transaction is approved by the Bankruptcy Court and consummated. The Company’s long-term liquidity requirements, the adequacy of its capital resources and its ability to continue as a going concern are difficult to predict at this time and ultimately cannot be determined until a Plan has been confirmed, if at all, by the Bankruptcy Court. See Item 1A. “Risk Factors” in this Quarterly Report on Form 10‑Q and in the Annual Report on Form 10‑K for the year ended December 31, 2015, for risks relating to liquidity and Chapter 11 proceedings.
The Company has utilized funds from debt and equity offerings, borrowings under its Credit Facilities and net cash provided by operating activities for capital resources and liquidity. To date, the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the six months ended June 30, 2016, the Company’s total capital expenditures were approximately $66 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

See below for details regarding capital expenditures for the periods presented:

	Six Months Ended June 30,
	2016	2015
	(in thousands)

Oil and natural gas	$45,566	$282,403
Plant and pipeline	15,028	5,002
Other	5,687	24,175
Capital expenditures	$66,281	$311,580
For 2016, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $235 million, including approximately $160 million related to its oil and natural gas capital program and approximately $60 million related to its plant and pipeline capital. This estimate is under continuous review and subject to ongoing adjustments. The Company expects to fund its capital expenditures primarily from net cash provided by operating activities; however, there is uncertainty regarding the Company’s liquidity as discussed above.
Statements of Cash Flows
The following is a comparative cash flow summary:

	Six Months Ended June 30,
	2016	2015	Variance
	(in thousands)
Net cash:
Provided by operating activities	$801,201	$673,482	$127,719
Used in investing activities	(71,111)	(386,920)	315,809
Provided by (used in) financing activities	42,387	(284,428)	326,815
Net increase in cash and cash equivalents	$772,477	$2,134	$770,343
Operating Activities
Cash provided by operating activities for the six months ended June 30, 2016, was approximately $801 million, compared to approximately $673 million for the six months ended June 30, 2015. The increase was primarily due to higher cash settlements on derivatives and lower expenses, partially offset by lower production related revenues principally due to lower commodity prices and lower production volumes.
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(121,958)	$(445,634)
Decrease in restricted cash	53,418	—
Proceeds from sale of properties and equipment and other	(2,571)	58,714
	$(71,111)	$(386,920)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures decreased primarily due to lower spending on development activities throughout the Company’s various operating regions as a result of continued low commodity prices. The Company made no acquisitions of properties during the six months ended June 30, 2016, or June 30, 2015. In addition, during the second quarter of 2016, restricted cash was reduced by approximately $53 million as a result of the amendment to the Berry Credit Facility and the Restructuring Support Agreement. See Note 2 for additional details.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2016, was approximately $42 million, compared to cash used in financing activities of approximately $284 million for the six months ended June 30, 2015. During the six months ended June 30, 2016, the Company borrowed approximately $979 million under the LINN Credit Facility, including approximately $919 million in February 2016 which represented the remaining undrawn amount that was available. In addition, during the six months ended June 30, 2016, the Company repaid approximately $913 million under the LINN Credit Facility and term loan, and approximately $2 million under the Berry Credit Facility, primarily using the net cash proceeds from canceled derivative contracts (see Note 7).
The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Proceeds from borrowings:
LINN Credit Facility	$978,500	$645,000
	$978,500	$645,000
Repayments of debt:
LINN Credit Facility	$(814,299)	$(685,000)
Berry Credit Facility	(1,593)	—
Term loan	(98,911)	—
Senior notes	—	(165,051)
	$(914,803)	$(850,051)
See Note 13 for details about borrowings and repayments of debt that were reflected as noncash transactions by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Debt
The following summarizes the Company’s outstanding debt:

	June 30, 2016	December 31, 2015
	(in thousands, except percentages)

LINN credit facility	$1,654,745	$2,215,000
Berry credit facility	874,959	873,175
Term loan	284,241	500,000
6.50% senior notes due May 2019	562,234	562,234
6.25% senior notes due November 2019	581,402	581,402
8.625% senior notes due April 2020	718,596	718,596
6.75% Berry senior notes due November 2020	261,100	261,100
12.00% senior secured second lien notes due December 2020 (1)	1,000,000	1,000,000
Interest payable on senior secured second lien notes due December 2020 (1)	—	608,333
7.75% senior notes due February 2021	779,474	779,474
6.50% senior notes due September 2021	381,423	381,423
6.375% Berry senior notes due September 2022	572,700	572,700
Net unamortized discounts and premiums (2)	—	(8,694)
Net unamortized deferred financing fees (2)	(1,536)	(37,374)
Total debt, net	7,669,338	9,007,369
Less current portion, net (3)	(2,812,409)	(3,714,693)
Less liabilities subject to compromise (4)	(4,856,929)	—
Long-term debt, net	$—	$5,292,676

(1)
The issuance of the Second Lien Notes was accounted for as a troubled debt restructuring, which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. During the three months ended June 30, 2016, $551 million was written off to reorganization items in connection with the filing of the Bankruptcy Petitions. The remaining amount of approximately $57 million was classified as liabilities subject to compromise at June 30, 2016.

(2)	Approximately $41 million in net discounts, premiums and deferred financing fees were written off to reorganization items in connection with the filing of the Bankruptcy Petitions.

(3)
Due to existing and anticipated covenant violations, the Company’s Credit Facilities and term loan were classified as current at June 30, 2016, and December 31, 2015. The current portion as of December 31, 2015, also includes approximately $128 million of interest payable on the Second Lien Notes due within one year.

(4)	The Company’s senior notes and Second Lien Notes were classified as liabilities subject to compromise at June 30, 2016.
As of June 30, 2016, there was no remaining available borrowing capacity under the Credit Facilities. For additional information related to the Company’s outstanding debt, see Note 6. The Company plans to file Berry’s stand-alone financial statements with the Securities and Exchange Commission at a later date.
Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value. As a result of the commodity derivative cancellations during the second quarter of 2016, the Company has only one remaining commodity derivative counterparty. The Company does not receive collateral from its counterparties. The Company minimized the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
At-the-Market Offering Program
The Company’s Board of Directors has authorized the sale of up to $500 million of units under an at-the-market offering program. Subject to approval by the Bankruptcy Court, sales of units, if any, will be made under an equity distribution agreement by means of ordinary brokers’ transactions, through the facilities of a national securities exchange or facility thereof, a trading facility of a national securities association or an alternate trading system, to or through a market maker or directly on or through an electronic communication network, a “dark pool” or any similar market venue, at market prices, in block transactions, or as otherwise agreed with a sales agent. The Company expects to use the net proceeds from any sale of units for general corporate purposes, which may include, among other things, capital expenditures, acquisitions and the repayment of debt. No sales were made under the equity distribution agreement during the six months ended June 30, 2016. At June 30, 2016, units totaling approximately $455 million in aggregate offering price remained available to be sold under the agreement.
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
Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2015 Annual Report on Form 10-K. During the six months ended June 30, 2016, the Company made approximately $774 million in net repayments of a portion of the borrowings outstanding under the Credit Facilities. The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Credit Facilities, the Second Lien Notes and the senior notes. See Note 6 for additional information about the Company’s debt instruments. There have been no other significant changes to the Company’s contractual obligations since December 31, 2015.
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

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include discussions about the Company’s:

•	business strategy;

•	acquisition strategy;

•	financial strategy;

•	risks associated with the Chapter 11 process, including the Company’s inability to develop, confirm and consummate a plan under Chapter 11 or an alternative restructuring transaction;

•	inability to maintain relationships with suppliers, customers, employees and other third parties as a result of the Chapter 11 filing;

•
failure to satisfy the Company’s short- or long-term liquidity needs, including its inability to generate sufficient cash flow from operations or to obtain adequate financing to fund its capital expenditures and meet working capital needs and its ability to continue as a going concern;

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

The forward-looking statements related to the Plan involve known and unknown risks, uncertainties, assumptions and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by other forward-looking statements contained in this Quarterly Report on Form 10-Q, including but not limited to potential adverse effects related to the following: delisting of the Company’s units on NASDAQ; reorganization and related effects on the Company’s outstanding debt and outstanding units; potential effects of the industry downturn on the Company’s business, financial condition and results of operations; potential limitations on the Company’s ability to maintain contracts and other critical business relationships; requirements for adequate liquidity to fund the Company’s operations in the future, including obtaining sufficient financing on acceptable terms; and other matters related to the reorganization and the Company’s indebtedness, including any defaults related thereto.

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
Historically, the Company has hedged a portion of its forecasted production to reduce exposure to fluctuations in oil and natural gas prices and provide long-term cash flow predictability to manage its business, service debt, and if and when resumed, pay distributions. The appropriate level of production to be hedged is an ongoing consideration based on a variety of factors, including among other things, current and future expected commodity market prices and the Company’s overall risk profile, including leverage and size and scale considerations. The Company does not enter into derivative contracts for trading purposes.
In April 2016 and May 2016, in connection with the Company’s restructuring efforts, LINN Energy canceled (prior to the contract settlement dates) all of its derivative contracts for net proceeds of approximately $1.2 billion. The net proceeds were used to make permanent repayments of a portion of the borrowings outstanding under the LINN Credit Facility. Also, in May 2016, as a result of the Chapter 11 proceedings, Berry’s counterparties canceled (prior to the contract settlement dates) all of Berry’s derivative contracts (with the exception of a contract consisting of 1,840 MMMBtu of natural gas basis swaps for 2016) for net proceeds of approximately $2 million. The net proceeds were used to make permanent repayments of a portion of the borrowings outstanding under the Berry Credit Facility. In July 2016, Berry’s remaining derivative contract was canceled by the counterparty. LINN Energy and/or Berry may enter into new derivative contracts during the pendency of the Chapter 11 proceedings to the extent: 1) they are permitted by order of the Bankruptcy Court, 2) acceptable agreements with counterparties can be reached and 3) the Company determines that it is appropriate to hedge given its analysis of the factors identified above.
As of June 30, 2016, the Company had 1,840 MMMBtu of natural gas basis swaps for 2016 and no derivative contracts for years subsequent to 2016. See Note 7 for details about the Company’s derivative instruments.
Interest Rate Risk
At June 30, 2016, the Company had debt outstanding under its credit facilities and term loan of approximately $2.8 billion which incurred interest at floating rates (see Note 6). A 1% increase in the respective market rates would result in an estimated $28 million increase in annual interest expense.

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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
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
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2016 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
For certain statewide class action royalty payment disputes, the Company filed notices advising that it had filed for bankruptcy protection and seeking a stay, which was granted. In addition, the Company is involved in various other disputes arising in the ordinary course of business. The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates. The Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Proceedings” for information about the Company’s entry into the Restructuring Support Agreement.

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
Any plan of reorganization that we may implement will be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, our plan may be unsuccessful in its execution.
Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our business and will reflect assumptions and analyses based on our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with management’s expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees; and (v) the overall strength and stability of general economic conditions of the financial and oil and natural gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our business.
In addition, any plan of reorganization will rely upon financial projections, including with respect to revenues, EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of any plan of reorganization.
We have substantial liquidity needs and may not be able to obtain sufficient liquidity to confirm a plan of reorganization and exit bankruptcy.
Although we have lowered our capital budget and reduced the scale of our operations significantly, our business remains capital intensive. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with our Chapter 11 proceedings and expect that we will continue to incur significant

Item 1A.    Risk Factors - Continued

professional fees and costs throughout the Chapter 11 proceedings. There are no assurances that our current liquidity is sufficient to allow us to satisfy our obligations related to the Chapter 11 proceedings, allow us to proceed with the confirmation of a Chapter 11 plan of reorganization and allow us to emerge from bankruptcy. We can provide no assurance that we will be able to secure additional interim financing or exit financing sufficient to meet our liquidity needs.
In connection with a plan of reorganization, we may, for federal and state income tax purposes, trigger an actual or deemed sale of all or a portion of our properties which may result in unfavorable tax consequences.
In connection with a plan of reorganization, we may, for federal and state income tax purposes, trigger an actual or deemed sale of all or a portion of our properties and use the proceeds to satisfy debt. Our unitholders may be allocated substantial taxable income or loss with respect to such a sale, and our unitholders’ share of our taxable income and gain (or specific items thereof) from such sale may be substantially greater than, or our tax losses and deductions (or specific items thereof) from such sale may be substantially less than, our unitholders’ interest in our economic profits because of allocations under section 704(c) of the Internal Revenue Code.
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
Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary for the success and growth of our business. In addition, the longer the Chapter 11 proceedings continue, the more likely it is that our customers and suppliers will lose confidence in our ability to reorganize our business successfully and will seek to establish alternative commercial relationships.
Furthermore, so long as the Chapter 11 proceedings continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. The Chapter 11 proceedings may also

Item 1A.    Risk Factors - Continued

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
The Restructuring Support Agreement provides that our common units representing limited liability company interests (“units”) will be canceled in our Chapter 11 proceedings.
We have a significant amount of indebtedness that is senior to our existing units in our capital structure. The Restructuring Support Agreement provides that our existing equity will be canceled in our Chapter 11 proceedings and will be entitled to a limited recovery, if any. Any trading in our units during the pendency of the Chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of our units.
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
Prior to the Chapter 11 filing, we entered into the Restructuring Support Agreement with certain of our creditors. The restructuring transactions contemplated by the Restructuring Support Agreement will be effectuated through the Plan. However, we may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., unsecured claims or secured claims, subordinated or senior claims).
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

Item 1A.    Risk Factors - Continued

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources and have extremely limited, if any, access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect to continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. We cannot assure you that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from our Chapter 11 proceedings.
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
As a result of the Chapter 11 proceedings, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 proceedings is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.
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

Item 1A.    Risk Factors - Continued

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
Our units are no longer listed on a national securities exchange and are quoted only in over-the-counter markets, which carries substantial risks and could continue to negatively impact our unit price, volatility and liquidity.
As a result of our failure to comply with the NASDAQ Global Select Market (“NASDAQ”) continued listing requirements, on May 24, 2016, our units began trading over the counter on the OTC Markets Group Inc.’s Pink marketplace under the trading symbol “LINEQ.”
Our delisting from the NASDAQ and commencement of trading on the OTC Pink Sheets marketplace has resulted and may continue to result in a reduction in some or all of the following, each of which could have a material adverse effect on our unitholders:

•	the liquidity of our units;

•	the market price of our units;

•	our ability to obtain financing for the continuation of our operations;

•	the number of institutional and other investors that will consider investing in our units;

•	the number of market makers in our units;

•	the availability of information concerning the trading prices and volume of our units; and

•	the number of broker-dealers willing to execute trades in our units.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors has authorized the repurchase of up to $250 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases. The timing and amounts of any such repurchases are at the discretion of management, subject to market conditions and other factors, and in accordance with applicable securities laws and other legal requirements. The repurchase plan does not obligate the Company to acquire any specific number of units and may be discontinued at any time. The Company did not repurchase any units during the six months ended June 30, 2016, and as of June 30, 2016, the entire amount remained available for unit repurchase under the program.

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

10.5	—	First Amendment to Settlement Agreement, dated as of July 12, 2016 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 18, 2016)
10.6*	—	First Amendment to Linn Energy, LLC Severance Plan, dated as of July 22, 2016
31.1*	—	Section 302 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
31.2*	—	Section 302 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
32.1*	—	Section 906 Certification of Mark E. Ellis, Chairman, President and Chief Executive Officer of Linn Energy, LLC
32.2*	—	Section 906 Certification of David B. Rottino, Executive Vice President and Chief Financial Officer of Linn Energy, LLC
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINN ENERGY, LLC
(Registrant)

Date: August 4, 2016	/s/ Darren R. Schluter
Darren R. Schluter
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: August 4, 2016	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)