Form 10-Q
period 2016-09-30
LINN ENERGY, LLC
filed 2016-11-03
CIK 1326428

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 000-51719
LINN ENERGY, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1177591 (I.R.S. Employer Identification No.)
600 Travis Houston, Texas (Address of principal executive offices)	77002 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2016, there were 355,032,380 units outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(in thousands, except unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$800,507	$2,168
Accounts receivable – trade, net	213,108	216,556
Derivative instruments	1,447	1,220,230
Other current assets	121,092	95,593
Total current assets	1,136,154	1,534,547

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	18,193,256	18,121,155
Less accumulated depletion and amortization	(12,676,972)	(11,097,492)
	5,516,284	7,023,663

Other property and equipment	742,264	708,711
Less accumulated depreciation	(232,245)	(195,661)
	510,019	513,050

Derivative instruments	—	566,401
Restricted cash	205,204	257,363
Other noncurrent assets	35,287	33,234
	240,491	856,998
Total noncurrent assets	6,266,794	8,393,711
Total assets	$7,402,948	$9,928,258

LIABILITIES AND UNITHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$363,003	$455,374
Derivative instruments	1,776	2,241
Current portion of long-term debt, net	2,828,848	3,714,693
Other accrued liabilities	46,299	119,593
Total current liabilities	3,239,926	4,291,901

Derivative instruments	1,199	857
Long-term debt, net	—	5,292,676
Other noncurrent liabilities	571,123	611,725
Liabilities subject to compromise	5,173,059	—

Commitments and contingencies (Note 10)

Unitholders’ deficit:
355,142,363 units and 355,017,428 units issued and outstanding at September 30, 2016, and December 31, 2015, respectively	5,367,277	5,343,116
Accumulated deficit	(6,949,636)	(5,612,017)
	(1,582,359)	(268,901)
Total liabilities and unitholders’ deficit	$7,402,948	$9,928,258
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$360,143	$427,245	$959,715	$1,374,233
Gains (losses) on oil and natural gas derivatives	274	549,029	(72,533)	782,622
Marketing revenues	18,352	15,723	47,177	60,200
Other revenues	6,896	6,307	21,468	19,624
	385,665	998,304	955,827	2,236,679
Expenses:
Lease operating expenses	117,470	154,086	370,658	467,759
Transportation expenses	49,630	54,915	156,590	164,250
Marketing expenses	12,191	9,359	35,784	47,359
General and administrative expenses	50,202	60,113	196,377	237,731
Exploration costs	4	3,072	2,745	4,032
Depreciation, depletion and amortization	142,448	207,218	449,677	637,964
Impairment of long-lived assets	41,728	2,255,080	1,195,632	2,787,697
Taxes, other than income taxes	15,383	46,238	80,297	158,317
(Gains) losses on sale of assets and other, net	1,940	(166,980)	5,959	(197,263)
	430,996	2,623,101	2,493,719	4,307,846
Other income and (expenses):
Interest expense, net of amounts capitalized	(40,105)	(138,383)	(213,758)	(427,584)
Gain on extinguishment of debt	—	197,741	—	213,527
Other, net	(269)	(1,701)	(1,437)	(10,060)
	(40,374)	57,657	(215,195)	(224,117)
Reorganization items, net	(116,276)	—	418,608	—
Loss before income taxes	(201,981)	(1,567,140)	(1,334,479)	(2,295,284)
Income tax expense (benefit)	(3,616)	2,177	3,140	(7,680)
Net loss	$(198,365)	$(1,569,317)	$(1,337,619)	$(2,287,604)

Net loss per unit:
Basic	$(0.56)	$(4.47)	$(3.79)	$(6.72)
Diluted	$(0.56)	$(4.47)	$(3.79)	$(6.72)
Weighted average units outstanding:
Basic	352,792	350,695	352,606	340,831
Diluted	352,792	350,695	352,606	340,831

Distributions declared per unit	$—	$0.313	$—	$0.938
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENT OF UNITHOLDERS’ DEFICIT
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Deficit	Total Unitholders’ Deficit
	(in thousands)

December 31, 2015	355,017	$5,343,116	$(5,612,017)	$(268,901)
Issuance of units	125	—	—	—
Unit-based compensation expenses		24,514	—	24,514
Other		(353)	—	(353)
Net loss		—	(1,337,619)	(1,337,619)
September 30, 2016	355,142	$5,367,277	$(6,949,636)	$(1,582,359)
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flow from operating activities:
Net loss	$(1,337,619)	$(2,287,604)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	449,677	637,964
Impairment of long-lived assets	1,195,632	2,787,697
Unit-based compensation expenses	24,514	47,918
Gain on extinguishment of debt	—	(213,527)
Amortization and write-off of deferred financing fees	12,514	23,798
(Gains) losses on sale of assets and other, net	4,660	(193,768)
Deferred income taxes	902	(8,263)
Reorganization items, net	(462,965)	—
Derivatives activities:
Total (gains) losses	77,138	(785,520)
Cash settlements	508,082	858,368
Cash settlements on canceled derivatives	358,536	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	(3,750)	207,062
(Increase) decrease in other assets	(20,286)	2,683
Increase (decrease) in accounts payable and accrued expenses	55,172	(36,626)
Increase (decrease) in other liabilities	22,985	(5,413)
Net cash provided by operating activities	885,192	1,034,769

Cash flow from investing activities:
Development of oil and natural gas properties	(142,396)	(503,206)
Purchases of other property and equipment	(36,936)	(51,529)
Decrease in restricted cash	53,418	—
Proceeds from sale of properties and equipment and other	(3,149)	364,195
Net cash used in investing activities	(129,063)	(190,540)

Cash flow from financing activities:
Proceeds from sale of units	—	233,427
Proceeds from borrowings	978,500	1,405,000
Repayments of debt	(914,911)	(1,701,909)
Distributions to unitholders	—	(323,878)
Financing fees and offering costs	(692)	(8,774)
Excess tax benefit from unit-based compensation	—	(9,467)
Other	(20,687)	(95,631)
Net cash provided by (used in) financing activities	42,210	(501,232)

Net increase in cash and cash equivalents	798,339	342,997
Cash and cash equivalents:
Beginning	2,168	1,809
Ending	$800,507	$344,806
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
Bankruptcy Accounting
As discussed further in Note 2, on May 11, 2016 (the “Petition Date”), the Company, certain of the Company’s direct and indirect subsidiaries, and LinnCo (collectively with the Company, the “LINN Debtors”) and Berry (collectively with the LINN Debtors, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). During the pendency of the Chapter 11 proceedings, the Debtors will operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code.
The condensed consolidated financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s condensed consolidated statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on the Company’s condensed consolidated balance sheet at September 30, 2016. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.
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
Bank RSA
Prior to the Petition Date, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Bank RSA”) with certain holders (“Consenting Bank Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) the Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) and (ii) Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”).
The Bank RSA sets forth, subject to certain conditions, the commitment of the Consenting Bank Creditors to support a comprehensive restructuring of the Debtors’ long-term debt. The restructuring transactions contemplated by the Bank RSA will be effectuated through one or more plans of reorganization (“Plan”) filed in the Chapter 11 proceedings.
The Bank RSA provides that the Consenting Bank Creditors will support the use of the LINN Debtors’ and Berry’s cash collateral under specified terms and conditions, including adequate protection terms. The Bank RSA obligates the Debtors and the Consenting Bank Creditors to, among other things, support and not interfere with consummation of the restructuring transactions contemplated by the Bank RSA and, as to the Consenting Bank Creditors, vote their claims in favor of the Plan. The Bank RSA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to, among other requirements, the filing, confirmation and consummation of the Plan, and in the event of certain breaches by the parties under the Bank RSA. The Bank RSA is subject to termination if the effective date of the Plan has not

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

occurred within 250 days of the Petition Date. There can be no assurance that the restructuring transactions contemplated by the Bank RSA will be consummated.
Restructuring Support Agreement
On October 7, 2016, the LINN Debtors entered into a restructuring support agreement (“Original LINN RSA”) with (i) certain holders of the Company’s 12.00% senior secured second lien notes due December 2020 (such notes, the “Second Lien Notes,” and such holders, the “Consenting Second Lien Noteholders”) and (ii) certain holders of the Company’s unsecured notes (such notes, the “Unsecured Notes,” and such holders of the Unsecured Notes, the “Consenting Unsecured Noteholders,” and together such Consenting Unsecured Noteholders with the Consenting Second Lien Noteholders, the “Consenting Noteholders”).
On October 21, 2016, the LINN Debtors entered into the First Amended and Restated Restructuring Support Agreement (“LINN RSA”) with (i) certain Consenting Second Lien Noteholders, (ii) certain Consenting Unsecured Noteholders and (iii) certain lenders (the “Consenting LINN Lenders,” and together with the Consenting Noteholders, the “Consenting LINN Creditors”) under the LINN Credit Facility. The LINN RSA amends and restates the Original LINN RSA and replaces the Bank RSA with respect to the terms of the restructuring of the LINN Debtors. The Bank RSA remains in full force and effect with respect to the restructuring of Berry and Linn Acquisition Company, LLC.
The LINN RSA sets forth, subject to certain conditions, the commitment of the LINN Debtors and the Consenting LINN Creditors to support a comprehensive restructuring of the LINN Debtors’ long-term debt (the “Restructuring”). The LINN RSA obligates the LINN Debtors and the Consenting LINN Creditors to, among other things, support and not interfere with consummation of the Restructuring and, as to the Consenting LINN Creditors, vote their claims in favor of the Plan. The LINN RSA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to the filing, confirmation and consummation of the Plan, and in the event of certain breaches by the parties under the LINN RSA. The LINN RSA is subject to termination if the effective date of the Plan has not occurred by March 1, 2017. There can be no assurance that the Restructuring will be consummated.
Magnitude of Potential Claims
On July 11, 2016, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. Holders of prepetition claims are required to file proofs of claims by the applicable deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases, which was September 16, 2016, for general claims and is November 7, 2016, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process.
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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table summarizes the components of liabilities subject to compromise included on the condensed consolidated balance sheet:

September 30, 2016
(in thousands)

Accounts payable and accrued expenses	$156,708
Accrued interest payable	159,422
Debt	4,856,929
Liabilities subject to compromise	$5,173,059
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
The following table summarizes the components of reorganization items included on the condensed consolidated statements of operations:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(in thousands)

Legal and other professional advisory fees	$(25,604)	$(46,114)
Unamortized deferred financing fees, discounts and premiums	—	(41,122)
Gain related to interest payable on the 12.00% senior secured second lien notes due December 2020 (1)	—	551,000
Terminated contracts	(92,957)	(47,848)
Other	2,285	2,692
Reorganization items, net	$(116,276)	$418,608

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
Effect of Filing on Creditors and Unitholders
Subject to certain exceptions, under the Bankruptcy Code, the filing of Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ prepetition liabilities are subject to settlement under the Bankruptcy Code. Although the filing of Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. The Company did not record interest expense on its Second Lien Notes or senior notes for the three months ended September 30, 2016, or for the period from May 12, 2016, through September 30, 2016. For those periods, unrecorded contractual interest was approximately $100 million and $154 million, respectively.
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
On October 21, 2016, the Debtors filed a proposed Plan with the Bankruptcy Court.
Ability to Continue as a Going Concern
Continued low commodity prices have resulted in significantly lower levels of cash flow from operating activities and have limited the Company’s ability to access the capital markets. In addition, each of the Company’s Credit Facilities is subject to scheduled redeterminations of its borrowing base, semi-annually, based primarily on reserve reports using lender commodity

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

price expectations at such time. The lenders under the Credit Facilities agreed to defer the April 2016 borrowing base redeterminations to May 11, 2016. Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs, along with the termination of the Company’s hedges, were expected to adversely impact upcoming redeterminations and have a significant negative impact on the Company’s liquidity. The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes.
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
Covenant Violations
The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on the Company’s Second Lien Notes and senior notes, as well as the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 6 for additional details about the Company’s debt.
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
On April 12, 2016, the Company entered into amendments to both the LINN Credit Facility and the Berry Credit Facility. The amendments provided for, among other things, an agreement that (i) certain events would not become defaults or events of default until May 11, 2016, (ii) the borrowing bases would remain constant until May 11, 2016, unless reduced as a result of swap agreement terminations or collateral sales and (iii) the Company, the administrative agent and the lenders would negotiate in good faith the terms of a restructuring support agreement in furtherance of a restructuring of the capital structure of the Company and its subsidiaries. In addition, the amendment to the Berry Credit Facility provided Berry with access to previously restricted cash of $45 million in order to fund ordinary course operations.
As a condition to closing the amendments, in April 2016, (a) the Company made a $100 million permanent repayment of a portion of the borrowings outstanding under the LINN Credit Facility and (b) the Company and certain of its subsidiaries provided control agreements over certain deposit accounts.
Pursuant to the terms of the amendment to the LINN Credit Facility and as a result of the execution of the Bank RSA, in May 2016, the Company made a $350 million permanent repayment of a portion of the borrowings outstanding under the LINN Credit Facility.

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
The Company failed to make an interest payment on its Second Lien Notes of approximately $68 million due June 15, 2016.
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
The Company failed to make interest payments due on its senior notes subsequent to April 14, 2016.
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
At-the-Market Offering Program
The Company’s Board of Directors had authorized the sale of up to $500 million of units under an at-the-market offering program, with sales of units, if any, to be made under an equity distribution agreement. No sales were made under the equity distribution agreement during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company, under its equity distribution agreement, sold 3,621,983 units representing limited liability company interests at an average price of $12.37 per unit for net proceeds of approximately $44 million (net of approximately $448,000 in commissions). In connection with the issuance and sale of these units, the Company also incurred professional services expenses of approximately $459,000. The Company used the net proceeds for general corporate purposes, including the open market repurchases of a portion of its senior notes (see Note 6).
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
Note 4 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	September 30, 2016	December 31, 2015
	(in thousands)
Proved properties:
Leasehold acquisition	$13,371,861	$13,361,171
Development	3,043,225	2,976,643
Unproved properties	1,778,170	1,783,341
	18,193,256	18,121,155
Less accumulated depletion and amortization	(12,676,972)	(11,097,492)
	$5,516,284	$7,023,663

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
Based on the analysis described above, the Company recorded the following noncash impairment charges (before and after tax) associated with proved oil and natural gas properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

California region	$—	$330,311	$984,288	$537,511
Mid-Continent region	18,586	366,865	148,289	372,568
Rockies region	23,142	1,182,337	49,819	1,182,337
TexLa region	—	375,567	—	408,667
Hugoton Basin region	—	—	—	277,914
South Texas region	—	—	—	8,700
	$41,728	$2,255,080	$1,182,396	$2,787,697
The impairment charges in 2016 were due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves. The impairment charges in 2015 were due to a decline in commodity prices and the Company’s estimates of proved reserves. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the condensed consolidated statements of operations.
Impairment of Unproved Properties
The Company evaluates the impairment of its unproved oil and natural gas properties whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying values of unproved properties are reduced to fair value based on management’s experience in similar situations and other factors such as the lease terms of the properties and the relative proportion of such properties on which proved reserves have been found in the past. For the nine months ended September 30, 2016, the Company recorded noncash impairment charges (before and after tax) of approximately $13 million associated with unproved oil and natural gas properties in California. The Company recorded no impairment charges for unproved properties for the three months ended September 30, 2016, or the nine months ended September 30, 2015.
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
Divestiture – 2015
On August 31, 2015, the Company, through certain of its wholly owned subsidiaries, completed the sale of its remaining position in Howard County in the Permian Basin. Cash proceeds received from the sale of these properties were approximately

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

$276 million, net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $174 million for the three months ended September 30, 2015. The gain is included in “(gains) losses on sale of assets and other, net” on the condensed consolidated statements of operations. The Company used the net proceeds from the sale to repay a portion of the outstanding indebtedness under the LINN Credit Facility.
Note 5 – Unit-Based Compensation
The Company granted no unit-based awards during the nine months ended September 30, 2016. A summary of unit-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

General and administrative expenses	$4,832	$13,040	$19,238	$40,717
Lease operating expenses	1,129	1,167	5,276	7,201
Total unit-based compensation expenses	$5,961	$14,207	$24,514	$47,918
Income tax benefit	$2,203	$5,250	$9,058	$17,706
Cash-Based Performance Unit Awards
In January 2015, the Company granted 567,320 performance units (the maximum number of units available to be earned) to certain executive officers. The 2015 performance unit awards vest three years from the award date. The vesting of these units is determined based on the Company’s performance compared to the performance of a predetermined group of peer companies over a specified performance period, and the value of vested units is to be paid in cash. To date, no performance units have vested and no amounts have been paid to settle any such awards. Performance unit awards that are settled in cash are recorded as a liability with the changes in fair value recognized over the vesting period. Based on the performance criteria, there was no liability recorded for these performance unit awards at September 30, 2016.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 6 – Debt
The following summarizes the Company’s outstanding debt:

	September 30, 2016	December 31, 2015
	(in thousands, except percentages)

LINN credit facility (1)	$1,654,745	$2,215,000
Berry credit facility (2)	891,259	873,175
Term loan (2)	284,241	500,000
6.50% senior notes due May 2019	562,234	562,234
6.25% senior notes due November 2019	581,402	581,402
8.625% senior notes due April 2020	718,596	718,596
6.75% Berry senior notes due November 2020	261,100	261,100
12.00% senior secured second lien notes due December 2020 (3)	1,000,000	1,000,000
Interest payable on senior secured second lien notes due December 2020 (3)	—	608,333
7.75% senior notes due February 2021	779,474	779,474
6.50% senior notes due September 2021	381,423	381,423
6.375% Berry senior notes due September 2022	572,700	572,700
Net unamortized discounts and premiums (4)	—	(8,694)
Net unamortized deferred financing fees (4)	(1,397)	(37,374)
Total debt, net	7,685,777	9,007,369
Less current portion, net (5)	(2,828,848)	(3,714,693)
Less liabilities subject to compromise (6)	(4,856,929)	—
Long-term debt, net	$—	$5,292,676

(1)	Variable interest rates of 5.25% and 2.66% at September 30, 2016, and December 31, 2015, respectively.

(2)	Variable interest rates of 5.25% and 3.17% at September 30, 2016, and December 31, 2015, respectively.

(3)
The issuance of the Second Lien Notes was accounted for as a troubled debt restructuring, which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. During the nine months ended September 30, 2016, $551 million was written off to reorganization items in connection with the filing of the Bankruptcy Petitions. The remaining amount of approximately $57 million was classified as liabilities subject to compromise at September 30, 2016.

(4)	Approximately $41 million in net discounts, premiums and deferred financing fees were written off to reorganization items in connection with the filing of the Bankruptcy Petitions.

(5)
Due to existing and anticipated covenant violations, the Company’s Credit Facilities and term loan were classified as current at September 30, 2016, and December 31, 2015. The current portion as of December 31, 2015, also includes approximately $128 million of interest payable on the Second Lien Notes due within one year.

(6)	The Company’s senior notes and Second Lien Notes were classified as liabilities subject to compromise at September 30, 2016.
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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Senior secured second lien notes	$1,000,000	$466,250	$1,000,000	$501,250
Senior notes, net	3,856,929	1,202,887	3,812,676	662,179
Credit Facilities
LINN Credit Facility
The Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) provides for (1) a senior secured revolving credit facility and (2) a senior secured term loan, in aggregate subject to the then-effective borrowing base. The maturity date is April 2019, subject to a “springing maturity” based on the maturity of any outstanding LINN Energy junior lien debt. At September 30, 2016, the Company had approximately $1.7 billion in total borrowings outstanding (including outstanding letters of credit) under the revolving credit facility and approximately $284 million under the term loan, and there was no remaining availability.
See Note 2 for details of the amendment to the LINN Credit Facility entered into on April 12, 2016.
Redetermination of the borrowing base under the LINN Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually. The lenders under the LINN Credit Facility agreed to defer the April 2016 borrowing base redetermination to May 11, 2016.
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
At the Company’s election, interest on borrowings under the LINN Credit Facility is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin between 1.75% and 2.75% per annum (depending on the then-current level of borrowings under the LINN Credit Facility) or the alternate base rate (“ABR”) plus an applicable margin between 0.75% and 1.75% per annum (depending on the then-current level of borrowings under the LINN Credit Facility). Interest is generally payable monthly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR. The Company is required to pay a commitment fee to the lenders under the LINN Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the maximum commitment amount of the lenders.
The term loan has a maturity date of April 2019, subject to a “springing maturity” based on the maturity of any outstanding LINN Energy junior lien debt, and incurs interest based on either the LIBOR plus a margin of 2.75% per annum or the ABR plus a margin of 1.75% per annum, at the Company’s election. Interest is generally payable monthly for loans bearing interest based on the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR. The term loan may be repaid at the option of the Company without premium or penalty, subject to breakage costs. While the term loan is outstanding, the Company is required to maintain either: 1) mortgages on properties representing at least 80% of the total value of oil and natural gas properties included on its most recent reserve report, or 2) a Term Loan Collateral Coverage Ratio of at least 2.5 to 1.0. The Term Loan Collateral Coverage Ratio is defined as the ratio of the present value of future cash flows from proved reserves from the currently mortgaged properties to the lesser of: (i) the then-effective borrowing base and (ii) the

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

maximum commitment amount and the aggregate amount of the term loan outstanding. The other terms and conditions of the LINN Credit Facility, including the financial and other restrictive covenants set forth therein, are applicable to the term loan.
Berry Credit Facility
Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”) provides for a senior secured revolving credit facility, subject to the then-effective borrowing base. The maturity date is April 2019. At September 30, 2016, the Company had approximately $898 million in total borrowings outstanding (including outstanding letters of credit) under the Berry Credit Facility and there was no remaining availability.
See Note 2 for details of the amendment to the Berry Credit Facility entered into on April 12, 2016.
Redetermination of the borrowing base under the Berry Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually. The lenders under the Berry Credit Facility agreed to defer the April 2016 borrowing base redetermination to May 11, 2016.
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
At Berry’s election, interest on borrowings under the Berry Credit Facility is determined by reference to either the LIBOR plus an applicable margin between 1.75% and 2.75% per annum (depending on the then-current level of borrowings under the Berry Credit Facility) or a Base Rate (as defined in the Berry Credit Facility) plus an applicable margin between 0.75% and 1.75% per annum (depending on the then-current level of borrowings under the Berry Credit Facility). Interest is generally payable monthly for loans bearing interest based on the Base Rate and at the end of the applicable interest period for loans bearing interest at the LIBOR. Berry is required to pay a commitment fee to the lenders under the Berry Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the maximum commitment amount of the lenders.
The Company refers to the LINN Credit Facility and the Berry Credit Facility, collectively, as the “Credit Facilities.”
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Credit Facilities. However, under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of the default. The automatic stay under the Bankruptcy Code does not apply to letters of credit issued under the prepetition Credit Facilities and third parties may draw on their letters of credit if the terms of a particular letter of credit so provide. During the three months and nine months ended September 30, 2016, approximately $16 million and $20 million, respectively, in letters of credit draws were made from the Berry Credit Facility.
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
Repurchases of Senior Notes
The Company made no repurchases of its senior notes during the nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company repurchased on the open market approximately $783 million of its outstanding senior notes as follows:

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
Notes Covenants
The Second Lien Indenture contains covenants that, among other things, may limit the Company’s ability and the ability of the Company’s restricted subsidiaries to: (i) declare or pay distributions on, purchase or redeem the Company’s units or purchase or redeem the Company’s or its restricted subsidiaries’ indebtedness secured by liens junior in priority to liens securing the Second Lien Notes, unsecured indebtedness or subordinated indebtedness; (ii) make investments; (iii) incur or guarantee additional indebtedness or issue certain types of equity securities; (iv) create certain liens; (v) sell assets; (vi) consolidate, merge or transfer all or substantially all of the Company’s assets; (vii) enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; (viii) engage in transactions with affiliates; and (ix) create unrestricted subsidiaries.
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
In addition, any cash generated by Berry is currently being used by Berry to fund its activities.  Historically, to the extent that Berry generated cash in excess of its needs and determined to distribute such amounts to LINN Energy, the indentures governing Berry’s senior notes limited the amount it could distribute to LINN Energy to the amount available under a “restricted payments basket,” and Berry could not distribute any such amounts unless it is permitted by the indentures to incur additional debt pursuant to the consolidated coverage ratio test set forth in the Berry indentures.  During the pendency of the bankruptcy proceedings, Berry will not distribute cash to LINN Energy using the restricted payments basket.

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
Covenant Violations
The Company’s filing of the Bankruptcy Petitions described in Note 2 constituted an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on the Company’s Second Lien Notes and senior notes, as well as the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default.
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
The following table presents derivative positions for the period indicated as of September 30, 2016:

	October 1 - December 31, 2016	2017
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	33,580	83,950
Average price ($/MMBtu)	$3.05	$3.08
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	—	730
Average price ($/Bbl)	$—	$50.98
In accordance with a Bankruptcy Court order dated August 16, 2016, the Company was authorized to enter into postpetition hedging arrangements. In September 2016, the Company entered into commodity derivative contracts consisting of natural gas swaps for October 2016 through December 2017 and oil swaps for January 2017 through December 2017.
In April 2016 and May 2016, in connection with the Company’s restructuring efforts, LINN Energy canceled (prior to the contract settlement dates) all of its then-outstanding derivative contracts for net proceeds of approximately $1.2 billion. The net proceeds were used to make permanent repayments of a portion of the borrowings outstanding under the LINN Credit Facility.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Also, in May 2016 and July 2016, as a result of the Chapter 11 proceedings, Berry’s counterparties canceled (prior to the contract settlement dates) all of Berry’s then-outstanding derivative contracts for net proceeds of approximately $2 million. The net proceeds were used to make permanent repayments of a portion of the borrowings outstanding under the Berry Credit Facility.
Excluding settlements on canceled derivatives, the Company had no settlements on commodity derivatives for the three months ended September 30, 2016. Settled derivatives on natural gas production for the nine months ended September 30, 2016, included volumes of 77,734 MMMBtu at an average contract price of $4.50 per MMBtu. Settled derivatives on oil production for the nine months ended September 30, 2016, included volumes of 4,331 MBbls at an average contract price of $90.44 per Bbl. Settled derivatives on natural gas production for the three months and nine months ended September 30, 2015, included volumes of 47,864 MMMBtu and 142,031 MMMBtu, respectively, at an average contract price of $5.12 per MMBtu. Settled derivatives on oil production for the three months and nine months ended September 30, 2015, included volumes of 5,060 MBbls and 13,855 MBbls, respectively, at average contract prices of $87.53 per Bbl and $89.86 per Bbl.
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
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets. The following summarizes the fair value of derivatives outstanding on a gross basis:

	September 30, 2016	December 31, 2015
	(in thousands)
Assets:
Commodity derivatives	$6,451	$1,812,375
Liabilities:
Commodity derivatives	$7,979	$28,842
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are current participants or affiliates of participants in its Credit Facilities. The Credit Facilities are secured by the Company’s oil, natural gas and NGL reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. While the Company is in bankruptcy, the Bankruptcy Court’s hedging order governs the provision of collateral securing any commodity derivatives.
The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $6 million at September 30, 2016. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Gains (Losses) on Derivatives
A summary of gains and losses on derivatives included on the condensed consolidated statements of operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Gains (losses) on oil and natural gas derivatives	$274	$549,029	$(72,533)	$782,622
Lease operating expenses (1)	(200)	(162)	(4,605)	2,898
Total gains (losses) on oil and natural gas derivatives	$74	$548,867	$(77,138)	$785,520

(1)	Consists of gains and (losses) on derivatives entered into in March 2015 to hedge exposure to differentials in consuming areas.
For the three months and nine months ended September 30, 2016, the Company received net cash settlements of approximately $93,000 and $867 million, respectively. In addition, during the nine months ended September 30, 2016, approximately $841 million in settlements (primarily in connection with the April 2016 and May 2016 commodity derivative cancellations) were paid directly by the counterparties to the lenders under the LINN Credit Facility as repayments of a portion of the borrowings outstanding. For the three months and nine months ended September 30, 2015, the Company received net cash settlements of approximately $292 million and $858 million, respectively.
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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	September 30, 2016
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$6,451	$(5,004)	$1,447
Liabilities:
Commodity derivatives	$7,979	$(5,004)	$2,975

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
The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2015	$523,541
Liabilities added from drilling	449
Current year accretion expense	23,199
Settlements	(7,862)
Revision of estimates	356
Asset retirement obligations at September 30, 2016	$539,683

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
During the nine months ended September 30, 2016, and September 30, 2015, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates. The Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the LINN RSA and Bank RSA. The Plan in the Chapter 11 proceedings, if

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See Note 2 for additional information.
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
The following table provides a reconciliation of the numerators and denominators of the basic and diluted per unit computations for net loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per unit data)

Net loss	$(198,365)	$(1,569,317)	$(1,337,619)	$(2,287,604)
Allocated to participating securities	—	—	—	(3,081)
	$(198,365)	$(1,569,317)	$(1,337,619)	$(2,290,685)

Basic net loss per unit	$(0.56)	$(4.47)	$(3.79)	$(6.72)
Diluted net loss per unit	$(0.56)	$(4.47)	$(3.79)	$(6.72)

Basic weighted average units outstanding	352,792	350,695	352,606	340,831
Dilutive effect of unit equivalents	—	—	—	—
Diluted weighted average units outstanding	352,792	350,695	352,606	340,831
Basic units outstanding excludes the effect of weighted average anti-dilutive unit equivalents related to approximately 1 million unit options and warrants for both the three months and nine months ended September 30, 2016, and approximately 4 million and 5 million unit options and warrants for the three months and nine months ended September 30, 2015, respectively. All equivalent units were antidilutive for both the three months and nine months ended September 30, 2016, and September 30, 2015.
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

	Nine Months Ended September 30,
	2016	2015
	(in thousands)

Cash payments for interest, net of amounts capitalized	$163,828	$386,118
Cash payments for income taxes	$4,774	$627
Cash payments for reorganization items, net	$8,866	$—

Noncash investing activities:
Accrued capital expenditures	$26,792	$98,404
For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. At September 30, 2016, and December 31, 2015, “restricted cash” on the condensed consolidated balance sheets includes approximately $197 million and $250 million, respectively, related to the $250 million that LINN Energy borrowed under the LINN Credit Facility and contributed to Berry in May 2015 to post with Berry’s lenders in connection with the reduction in the Berry Credit Facility’s borrowing base, as well as associated interest income. Restricted cash also includes approximately $8 million and $7 million at September 30, 2016, and December 31, 2015, respectively, of cash deposited by the Company into a separate account designated for asset retirement obligations in accordance with contractual agreements.
During the nine months ended September 30, 2016, approximately $841 million in commodity derivative settlements (primarily in connection with the April 2016 and May 2016 commodity derivative cancellations) were paid directly by the counterparties to the lenders under the LINN Credit Facility as repayments of a portion of the borrowings outstanding, and are reflected as noncash transactions by the Company. In addition, during the three months and nine months ended September 30, 2016, approximately $16 million and $20 million, respectively, in letters of credit draws were made from the Berry Credit Facility as requested by certain vendors owed prepetition amounts from the Company.
At December 31, 2015, net outstanding checks of approximately $21 million were reclassified and included in “accounts payable and accrued expenses” on the condensed consolidated balance sheets. At September 30, 2016, no net outstanding checks were reclassified. Net outstanding checks are presented as cash flows from financing activities and included in “other” on the condensed consolidated statements of cash flows.
Note 14 – Related Party Transactions
LinnCo
LinnCo, an affiliate of LINN Energy, was formed on April 30, 2012. LinnCo’s initial sole purpose was to own units in LINN Energy. In connection with the 2013 acquisition of Berry, LinnCo amended its limited liability company agreement to permit, among other things, the acquisition and subsequent contribution of assets to LINN Energy. All of LinnCo’s common shares are held by the public. As of September 30, 2016, LinnCo had no significant assets or operations other than those related to its interest in LINN Energy and owned approximately 71% of LINN Energy’s outstanding units.
In March 2016, LinnCo filed a Registration Statement on Form S-4 related to an offer to exchange each outstanding unit representing limited liability company interests of LINN Energy for one common share representing limited liability company interests of LinnCo. The initial offer expired on April 25, 2016, and on April 26, 2016, LinnCo commenced a subsequent offering period that expired on August 1, 2016. During the exchange period, 123,100,715 LINN Energy units were exchanged for an equal number of LinnCo shares. As a result of the exchanges of LINN Energy units for LinnCo shares, LinnCo’s

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

ownership of LINN Energy’s outstanding units increased from approximately 37% at December 31, 2015, to approximately 71% at September 30, 2016.
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
For the three months and nine months ended September 30, 2016, LinnCo incurred total general and administrative expenses, reorganization expenses and offering costs of approximately $1.0 million and $5.2 million, respectively, including approximately $603,000 and $1.8 million, respectively, related to services provided by LINN Energy. Of the expenses and costs incurred during the nine months ended September 30, 2016, approximately $5.1 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2016.
For the three months and nine months ended September 30, 2015, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $965,000 and $2.8 million, respectively, including approximately $491,000 and $1.5 million, respectively, related to services provided by LINN Energy. All of the expenses and costs incurred during the nine months ended September 30, 2015, had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2015.
The Company did not pay any distributions to LinnCo during the three months or nine months ended September 30, 2016. During the three months and nine months ended September 30, 2015, the Company paid approximately $41 million and $121 million, respectively, in distributions to LinnCo attributable to LinnCo’s interest in LINN Energy.
Other
One of the Company’s directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the three months and nine months ended September 30, 2016, the Company incurred expenditures of approximately $1 million and $4 million, respectively, and for the three months and nine months ended September 30, 2015, the Company incurred expenditures of approximately $2 million and $7 million, respectively, related to services rendered by Superior and its subsidiaries.
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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2016

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$311,180	$459,680	$29,647	$—	$800,507
Accounts receivable – trade, net	—	165,650	47,458	—	213,108
Accounts receivable – affiliates	1,785,051	35,567	—	(1,820,618)	—
Derivative instruments	—	1,447	—	—	1,447
Other current assets	18,677	82,864	19,551	—	121,092
Total current assets	2,114,908	745,208	96,656	(1,820,618)	1,136,154

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	—	13,171,180	5,022,076	—	18,193,256
Less accumulated depletion and amortization	—	(9,992,670)	(2,755,015)	70,713	(12,676,972)
	—	3,178,510	2,267,061	70,713	5,516,284

Other property and equipment	—	621,947	120,317	—	742,264
Less accumulated depreciation	—	(213,586)	(18,659)	—	(232,245)
	—	408,361	101,658	—	510,019

Restricted cash	—	7,580	197,624	—	205,204
Notes receivable – affiliates	137,400	—	—	(137,400)	—
Investments in consolidated subsidiaries	2,263,182	—	—	(2,263,182)	—
Other noncurrent assets	—	17,102	18,257	(72)	35,287
	2,400,582	24,682	215,881	(2,400,654)	240,491
Total noncurrent assets	2,400,582	3,611,553	2,584,600	(2,329,941)	6,266,794
Total assets	$4,515,490	$4,356,761	$2,681,256	$(4,150,559)	$7,402,948

LIABILITIES AND UNITHOLDERS’ CAPITAL (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$—	$293,729	$69,274	$—	$363,003
Accounts payable – affiliates	—	1,785,051	35,567	(1,820,618)	—
Derivative instruments	—	82	1,694	—	1,776
Current portion of long-term debt, net	1,937,589	—	891,259	—	2,828,848
Other accrued liabilities	374	43,426	2,499	—	46,299
Total current liabilities	1,937,963	2,122,288	1,000,293	(1,820,618)	3,239,926

Derivative instruments	—	1,199	—	—	1,199
Notes payable – affiliates	—	137,400	—	(137,400)	—
Other noncurrent liabilities	—	396,772	174,423	(72)	571,123
Liabilities subject to compromise	4,168,822	67,439	936,798	—	5,173,059

Unitholders’ capital (deficit):
Units issued and outstanding	5,358,341	4,831,412	2,798,713	(7,621,189)	5,367,277
Accumulated deficit	(6,949,636)	(3,199,749)	(2,228,971)	5,428,720	(6,949,636)
	(1,591,295)	1,631,663	569,742	(2,192,469)	(1,582,359)
Total liabilities and unitholders’ capital (deficit)	$4,515,490	$4,356,761	$2,681,256	$(4,150,559)	$7,402,948

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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2016

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$257,902	$102,241	$—	$360,143
Gains on oil and natural gas derivatives	—	166	108	—	274
Marketing revenues	—	9,249	9,103	—	18,352
Other revenues	—	5,123	1,773	—	6,896
	—	272,440	113,225	—	385,665
Expenses:
Lease operating expenses	—	71,422	46,048	—	117,470
Transportation expenses	—	40,986	8,644	—	49,630
Marketing expenses	—	6,933	5,258	—	12,191
General and administrative expenses	—	34,809	15,393	—	50,202
Exploration costs	—	4	—	—	4
Depreciation, depletion and amortization	—	105,304	39,951	(2,807)	142,448
Impairment of long-lived assets	—	41,728	—	—	41,728
Taxes, other than income taxes	2	19,075	(3,694)	—	15,383
(Gains) losses on sale of assets and other, net	—	2,310	(370)	—	1,940
	2	322,571	111,230	(2,807)	430,996
Other income and (expenses):
Interest expense, net of amounts capitalized	(27,595)	(95)	(12,415)	—	(40,105)
Interest expense – affiliates	—	(2,479)	—	2,479	—
Interest income – affiliates	2,479	—	—	(2,479)	—
Equity in losses from consolidated subsidiaries	(171,817)	—	—	171,817	—
Other, net	(116)	(84)	(69)	—	(269)
	(197,049)	(2,658)	(12,484)	171,817	(40,374)
Reorganization items, net	(1,314)	(27,047)	(87,915)	—	(116,276)
Loss before income taxes	(198,365)	(79,836)	(98,404)	174,624	(201,981)
Income tax expense (benefit)	—	(3,650)	34	—	(3,616)
Net loss	$(198,365)	$(76,186)	$(98,438)	$174,624	$(198,365)

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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2016

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$—	$674,177	$285,538	$—	$959,715
Gains (losses) on oil and natural gas derivatives	—	(74,175)	1,642	—	(72,533)
Marketing revenues	—	26,861	20,316	—	47,177
Other revenues	—	15,834	5,634	—	21,468
	—	642,697	313,130	—	955,827
Expenses:
Lease operating expenses	—	232,101	138,557	—	370,658
Transportation expenses	—	124,072	32,518	—	156,590
Marketing expenses	—	21,493	14,291	—	35,784
General and administrative expenses	—	131,064	65,313	—	196,377
Exploration costs	—	2,745	—	—	2,745
Depreciation, depletion and amortization	—	318,067	139,980	(8,370)	449,677
Impairment of long-lived assets	—	171,431	1,030,588	(6,387)	1,195,632
Taxes, other than income taxes	4	59,679	20,614	—	80,297
(Gains) losses on sale of assets and other, net	—	6,096	(137)	—	5,959
	4	1,066,748	1,441,724	(14,757)	2,493,719
Other income and (expenses):
Interest expense, net of amounts capitalized	(165,185)	146	(48,719)	—	(213,758)
Interest expense – affiliates	—	(8,417)	—	8,417	—
Interest income – affiliates	8,417	—	—	(8,417)	—
Equity in losses from consolidated subsidiaries	(1,677,262)	—	—	1,677,262	—
Other, net	(1,358)	—	(79)	—	(1,437)
	(1,835,388)	(8,271)	(48,798)	1,677,262	(215,195)
Reorganization items, net	497,773	(40,336)	(38,829)	—	418,608
Loss before income taxes	(1,337,619)	(472,658)	(1,216,221)	1,692,019	(1,334,479)
Income tax expense	—	2,944	196	—	3,140
Net loss	$(1,337,619)	$(475,602)	$(1,216,417)	$1,692,019	$(1,337,619)

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

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from operating activities:
Net loss	$(1,337,619)	$(475,602)	$(1,216,417)	$1,692,019	$(1,337,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	—	318,067	139,980	(8,370)	449,677
Impairment of long-lived assets	—	171,431	1,030,588	(6,387)	1,195,632
Unit-based compensation expenses	—	24,514	—	—	24,514
Amortization and write-off of deferred financing fees	11,288	—	1,226	—	12,514
(Gains) losses on sale of assets and other, net	—	5,534	(874)	—	4,660
Equity in losses from consolidated subsidiaries	1,677,262	—	—	(1,677,262)	—
Deferred income taxes	—	831	71	—	902
Reorganization items	(497,446)	11,615	22,866	—	(462,965)
Derivatives activities:
Total losses	—	74,175	2,963	—	77,138
Cash settlements	—	500,075	8,007	—	508,082
Cash settlements on canceled derivatives	—	356,835	1,701	—	358,536
Changes in assets and liabilities:
Increase in accounts receivable – trade, net	—	(911)	(2,839)	—	(3,750)
(Increase) decrease in accounts receivable – affiliates	323,348	(26,946)	—	(296,402)	—
Increase in other assets	—	(17,111)	(3,175)	—	(20,286)
Increase (decrease) in accounts payable and accrued expenses	(36)	64,288	(9,080)	—	55,172
Increase (decrease) in accounts payable and accrued expenses – affiliates	—	(323,348)	26,946	296,402	—
Increase (decrease) in other liabilities	37,374	(15,695)	1,306	—	22,985
Net cash provided by operating activities	214,171	667,752	3,269	—	885,192
Cash flow from investing activities:
Development of oil and natural gas properties	—	(126,228)	(16,168)	—	(142,396)
Purchases of other property and equipment	—	(26,570)	(10,366)	—	(36,936)
Decrease in restricted cash	—	—	53,418	—	53,418
Change in notes receivable with affiliate	37,700	—	—	(37,700)	—
Proceeds from sale of properties and equipment and other	(5,114)	1,793	172	—	(3,149)
Net cash provided by (used in) investing activities	32,586	(151,005)	27,056	(37,700)	(129,063)

LINN ENERGY, LLC (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Linn Energy, LLC	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Eliminations	Consolidated
	(in thousands)
Cash flow from financing activities:
Proceeds from borrowings	978,500	—	—	—	978,500
Repayments of debt	(913,210)	—	(1,701)	—	(914,911)
Financing fees and offering costs	(692)	—	—	—	(692)
Change in notes payable with affiliate	—	(37,700)	—	37,700	—
Other	(1,248)	(19,439)	—	—	(20,687)
Net cash provided by (used in) financing activities	63,350	(57,139)	(1,701)	37,700	42,210

Net increase in cash and cash equivalents	310,107	459,608	28,624	—	798,339
Cash and cash equivalents:
Beginning	1,073	72	1,023	—	2,168
Ending	$311,180	$459,680	$29,647	$—	$800,507

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
Executive Overview
LINN Energy’s mission is to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets. LINN Energy is an independent oil and natural gas company that began operations in March 2003 and completed its initial public offering in January 2006. The Company’s properties are located in eight operating regions in the United States (“U.S.”):

•	Rockies, which includes properties located in Wyoming (Green River, Washakie and Powder River basins), Utah (Uinta Basin), North Dakota (Williston Basin) and Colorado (Piceance Basin);

•	Hugoton Basin, which includes properties located in Kansas, the Oklahoma Panhandle and the Shallow Texas Panhandle;

•	California, which includes properties located in the San Joaquin Valley and Los Angeles basins;

•	Mid-Continent, which includes Oklahoma properties located in the Anadarko and Arkoma basins, as well as waterfloods in the Central Oklahoma Platform;

•	TexLa, which includes properties located in east Texas and north Louisiana;

•	Permian Basin, which includes properties located in west Texas and southeast New Mexico;

•	Michigan/Illinois, which includes properties located in the Antrim Shale formation in north Michigan and oil properties in south Illinois; and

•	South Texas.
Results for the three months ended September 30, 2016, included the following:

•	oil, natural gas and NGL sales of approximately $360 million compared to $427 million for the three months ended September 30, 2015;

•	average daily production of approximately 1,075 MMcfe/d compared to 1,198 MMcfe/d for the three months ended September 30, 2015;

•	net loss of approximately $198 million compared to $1.6 billion for the three months ended September 30, 2015;

•	capital expenditures of approximately $49 million compared to $113 million for the three months ended September 30, 2015; and

•	46 wells drilled (all successful) compared to 41 wells drilled (38 successful) for the three months ended September 30, 2015.
Results for the nine months ended September 30, 2016, included the following:

•	oil, natural gas and NGL sales of approximately $960 million compared to $1.4 billion for the nine months ended September 30, 2015;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	average daily production of approximately 1,089 MMcfe/d compared to 1,206 MMcfe/d for the nine months ended September 30, 2015;

•	net loss of approximately $1.3 billion compared to $2.3 billion for the nine months ended September 30, 2015;

•	net cash provided by operating activities of approximately $885 million compared to $1.0 billion for the nine months ended September 30, 2015;

•	capital expenditures of approximately $115 million compared to $424 million for the nine months ended September 30, 2015; and

•	158 wells drilled (157 successful) compared to 311 wells drilled (308 successful) for the nine months ended September 30, 2015.
Chapter 11 Proceedings
On May 11, 2016 (the “Petition Date”), the Company, certain of the Company’s direct and indirect subsidiaries, and LinnCo (collectively with the Company, the “LINN Debtors”) and Berry (collectively with the LINN Debtors, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors’ Chapter 11 cases are being administered jointly under the caption In re Linn Energy, LLC., et al., Case No. 16‑60040.
The condensed consolidated financial statements have been prepared as if the Company is a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s condensed consolidated statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on the Company’s condensed consolidated balance sheet at September 30, 2016. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.
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
Bank RSA
Prior to the Petition Date, on May 10, 2016, the Debtors entered into a restructuring support agreement (“Bank RSA”) with certain holders (“Consenting Bank Creditors”) collectively holding or controlling at least 66.67% by aggregate outstanding principal amounts under (i) the Company’s Sixth Amended and Restated Credit Agreement (“LINN Credit Facility”) and (ii) Berry’s Second Amended and Restated Credit Agreement (“Berry Credit Facility”).
The Bank RSA sets forth, subject to certain conditions, the commitment of the Consenting Bank Creditors to support a comprehensive restructuring of the Debtors’ long-term debt. The restructuring transactions contemplated by the Bank RSA will be effectuated through one or more plans of reorganization (“Plan”) filed in the Chapter 11 proceedings.
The Bank RSA provides that the Consenting Bank Creditors will support the use of the LINN Debtors’ and Berry’s cash collateral under specified terms and conditions, including adequate protection terms. The Bank RSA obligates the Debtors and the Consenting Bank Creditors to, among other things, support and not interfere with consummation of the restructuring transactions contemplated by the Bank RSA and, as to the Consenting Bank Creditors, vote their claims in favor of the Plan. The Bank RSA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to, among other requirements, the filing, confirmation and consummation of the Plan, and in the event of certain breaches by the parties under the Bank RSA. The Bank RSA is subject to termination if the effective date of the Plan has not

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

occurred within 250 days of the Petition Date. There can be no assurance that the restructuring transactions contemplated by the Bank RSA will be consummated.
Restructuring Support Agreement
On October 7, 2016, the LINN Debtors entered into a restructuring support agreement (“Original LINN RSA”) with (i) certain holders of the Company’s 12.00% senior secured second lien notes due December 2020 (such notes, the “Second Lien Notes,” and such holders, the “Consenting Second Lien Noteholders”) and (ii) certain holders of the Company’s unsecured notes (such notes, the “Unsecured Notes,” and such holders of the Unsecured Notes, the “Consenting Unsecured Noteholders,” and together such Consenting Unsecured Noteholders with the Consenting Second Lien Noteholders, the “Consenting Noteholders”).
On October 21, 2016, the LINN Debtors entered into the First Amended and Restated Restructuring Support Agreement (“LINN RSA”) with (i) certain Consenting Second Lien Noteholders, (ii) certain Consenting Unsecured Noteholders and (iii) certain lenders (the “Consenting LINN Lenders,” and together with the Consenting Noteholders, the “Consenting LINN Creditors”) under the LINN Credit Facility. The LINN RSA amends and restates the Original LINN RSA and replaces the Bank RSA with respect to the terms of the restructuring of the LINN Debtors. The Bank RSA remains in full force and effect with respect to the restructuring of Berry and Linn Acquisition Company, LLC.
The LINN RSA sets forth, subject to certain conditions, the commitment of the LINN Debtors and the Consenting LINN Creditors to support a comprehensive restructuring of the LINN Debtors’ long-term debt (the “Restructuring”). On October 21, 2016, the Debtors filed a proposed Plan with the Bankruptcy Court. See “Process for Plan of Reorganization” below for certain principal terms of the proposed Plan.
The LINN RSA obligates the LINN Debtors and the Consenting LINN Creditors to, among other things, support and not interfere with consummation of the Restructuring and, as to the Consenting LINN Creditors, vote their claims in favor of the Plan. The LINN RSA may be terminated upon the occurrence of certain events, including the failure to meet specified milestones relating to the filing, confirmation and consummation of the Plan, and in the event of certain breaches by the parties under the LINN RSA. The LINN RSA is subject to termination if the effective date of the Plan has not occurred by March 1, 2017. There can be no assurance that the Restructuring will be consummated.
Backstop Commitment Agreement
In connection with the proposed Plan, on October 25, 2016, the Company entered into a backstop commitment agreement (“Backstop Commitment Agreement”) with the parties thereto (collectively, the “Backstop Parties”), pursuant to which the Backstop Parties, which are also Consenting Noteholders under the LINN RSA, have agreed to backstop a $530 million new money investment in the LINN Debtors pursuant to the rights offerings to be conducted in accordance with the Plan.
In accordance with the Plan, the Backstop Commitment Agreement and the rights offerings procedures filed in the Chapter 11 cases, the LINN Debtors will offer eligible creditors, including the Backstop Parties, the right to purchase new common stock or limited liability company interests in the reorganized Company (“New Common Stock”) upon emergence from the Chapter 11 cases for an aggregate purchase price of $530 million. The rights offerings will consist of the following offerings:

•
Holders of Unsecured Notes as of the record date set therefor shall be granted rights entitling each such holder to subscribe to the rights offering in an amount up to its pro rata share of New Common Stock (the “Unsecured Rights Offering,” and such New Common Stock offered for purchase thereunder, the “Unsecured Rights Offering Shares”), which Unsecured Rights Offering Shares, collectively, will reflect an aggregate purchase price of $319,004,408 at the per share price set forth in the Backstop Commitment Agreement.

•
Holders of Second Lien Notes as of the record date set therefor shall be granted rights entitling each such holder to subscribe to the rights offering in an amount up to its pro rata share of New Common Stock (the “Secured Rights Offering,” and such New Common Stock offered for purchase thereunder, the “Secured Rights Offering Shares”), which Secured Rights Offering Shares, collectively, will reflect an aggregate purchase price of $210,995,592 at the per share price set forth in the Backstop Commitment Agreement.

Under the Backstop Commitment Agreement, certain Backstop Parties have agreed to purchase their pro rata share of the Unsecured Rights Offering Shares and the Secured Rights Offering Shares, as applicable, that are not duly subscribed to

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

pursuant to the Unsecured Rights Offering or the Secured Rights Offering, as applicable, at the discounted per share price set forth in the Backstop Commitment by parties other than Backstop Parties (the “Backstop Commitment”).
Subject to Bankruptcy Court approval, the LINN Debtors will pay the Backstop Parties on the Plan effective date a commitment premium equal to 4.0% of the $530 million committed amount (the “Backstop Commitment Premium”), of which 3.0% will be paid in cash and 1.0% will be paid in the form of New Common Stock at the discounted per share price set forth in the Backstop Commitment Agreement. The Backstop Commitment Premium shall be fully earned and nonrefundable as of the date of the Bankruptcy Court order approving the LINN Debtors’ entry into the Backstop Commitment Agreement. All amounts payable to the Backstop Parties in their capacities as such for the Backstop Commitment Premium shall be paid pro rata based on the amount of their respective Backstop Commitments on the effective date (as compared to the aggregate Backstop Commitment of all Backstop Parties).
The rights to purchase New Common Stock in the rights offerings, any shares issued upon exercise thereof, and all shares issued to the Backstop Parties in respect of their Backstop Commitments pursuant to the Backstop Commitment Premium, will be issued in reliance upon the exemption from the registration requirements of the securities laws pursuant to Section 1145 of the Bankruptcy Code. All shares issued to the Backstop Parties pursuant to the Backstop Commitment Agreement in respect of their Backstop Commitment will be issued in reliance upon the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(a)(2) thereof and/or Regulation D thereunder. As a condition to the closing of the transactions contemplated by the Backstop Commitment Agreement, the Company will enter into a registration rights agreement with the certain Backstop Parties entitling such Backstop Parties to request that the Company register their securities for sale under the Securities Act at various times.
The Backstop Parties’ commitments to backstop the rights offerings, and the other transactions contemplated by the Backstop Commitment Agreement, are conditioned upon the satisfaction of all conditions to the effectiveness of the Plan and other applicable conditions precedent set forth in the Backstop Commitment Agreement. The issuances of New Common Stock pursuant to the rights offerings and the Backstop Commitment Agreement are conditioned upon, among other things, confirmation of the Plan by the Bankruptcy Court, and the Plan’s effectiveness upon the Company’s emergence from its Chapter 11 cases.
Magnitude of Potential Claims
On July 11, 2016, the Debtors filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. Holders of prepetition claims are required to file proofs of claims by the applicable deadline for filing certain proofs of claims in the Debtors’ Chapter 11 cases, which was September 16, 2016, for general claims and is November 7, 2016, for governmental claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process.
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

Effect of Filing on Creditors and Unitholders
Subject to certain exceptions, under the Bankruptcy Code, the filing of Bankruptcy Petitions automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover, collect or secure a claim arising prior to the Petition Date. Absent an order of the Bankruptcy Court, substantially all of the Debtors’ prepetition liabilities are subject to settlement under the Bankruptcy Code. Although the filing of Bankruptcy Petitions triggered defaults on the Debtors’ debt obligations, creditors are stayed from taking any actions against the Debtors as a result of such defaults, subject to certain limited exceptions permitted by the Bankruptcy Code. The Company did not record interest expense on its Second Lien Notes or senior notes for the three months ended September 30, 2016, or for the period from May 12, 2016, through September 30, 2016. For those periods, unrecorded contractual interest was approximately $100 million and $154 million, respectively.
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
On October 21, 2016, the Debtors filed a proposed Plan with the Bankruptcy Court. Certain principal terms of the proposed Plan, as filed on October 21, 2016, with respect to the LINN Debtors include:

•
One or more new legal entities, in a to-be-determined form, will be formed to directly or indirectly hold all of the assets of the LINN Debtors. Following the Restructuring, the LINN Debtors will be standalone companies, separate from Berry.

•
The holders of claims under the LINN Credit Facility will receive their pro rata share of $1.7 billion reserve-based revolving and term loan credit facilities, as described further below (the “New LINN Exit Facility”), and a cash paydown in an amount that has yet to be determined.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•
The Second Lien Notes will be allowed in the aggregate as a $2.0 billion unsecured claim (plus accrued and unpaid interest and reasonable and documented fees and expenses), and the holders of the Second Lien Notes will receive their pro rata share of (i) a to-be-determined percentage of New Common Stock; (ii) certain rights to purchase shares of New Common Stock in the rights offering, as described above; and (iii) $30 million in cash to the extent such holders vote their Second Lien Notes claims to accept the Plan.

•
The holders of the Company’s Unsecured Notes will receive their pro rata share of (i) a to-be-determined percentage of New Common Stock; and (ii) certain rights to purchase shares of New Common Stock in the rights offering.

•
The holders of unsecured claims against the Company other than the Unsecured Notes will receive their pro rata share of (i) a to-be-determined percentage of New Common Stock; and (ii) certain rights to purchase shares of New Common Stock, at the same price per share as in the rights offerings, to be issued separate from the rights offerings. Such holders of unsecured claims less than a to-be-determined amount are expected to have the right to elect to receive, in lieu of New Common Stock and rights to purchase shares of New Common Stock, cash in an amount equal to a to-be-determined percentage of such holder’s allowed unsecured claim.

•
Cash recoveries will be funded with the proceeds of $530 million from the rights offerings of New Common Stock, which will be fully committed to be backstopped by certain of the Consenting Noteholders, as described above.

•
The board of directors shall consist of seven directors, who shall include: (i) the chief executive officer of the Company, (ii) one director selected by the Company and (iii) five directors selected by a selection committee.

•	All existing equity interests of the Company will be extinguished without recovery.
The Plan contemplates a New LINN Exit Facility consisting of (i) a term loan in the amount of $300 million (the “New LINN Term Loan”) and (ii) a revolving loan in the initial amount of $1.4 billion (the “New LINN Revolving Loan”). The New LINN Term Loan will mature on the earlier of June 30, 2021, or the day prior to the fourth anniversary of the date of emergence from bankruptcy (the “Closing Date”), with interest payable at LIBOR plus 7.50% and amortized principal payments payable quarterly, beginning March 31, 2017. The New LINN Revolving Loan will be composed of two tranches as follows: (a) a conforming tranche with an initial amount of $1.4 billion subject to the borrowing base (the “Conforming Tranche”), and (b) a non-conforming tranche with an initial amount of $0 (the “Non-Conforming Tranche”). The Conforming Tranche will mature on the earlier of (i) June 30, 2021, or (ii) the day prior to the fourth anniversary of the Closing Date, with an interest rate of LIBOR plus 3.50%. The Non-Conforming Tranche will mature on the earlier of (i) December 31, 2020, or (ii) the day prior to the date that is three years and six months after the Closing Date, with an interest rate of LIBOR plus 5.50%. The New LINN Exit Facility will contain a variety of other terms and conditions including annual year-end borrowing base redeterminations beginning April 1, 2018, conditions precedent to funding, financial and other covenants, and certain representations and warranties.
The Plan also provides for the establishment of a customary employee incentive plan at the reorganized Company under which a pool of equity having a value equal to (i) 8% of the equity value of the reorganized LINN Debtors as of the Plan effective date (the “Company Group Emergence Value”) as follows: (A) 2.5% of the Company Group Emergence Value in the form of restricted stock units to be issued at emergence; (B) 1.5% of the Company Group Emergence Value in the form of profits interests that will vest based on time and performance; and (C) the remaining 4% of the Company Group Emergence Value in a form of equity-based awards as determined by the board of directors of the reorganized Company; and (ii) an additional 2.0% of the Company Group Emergence Value, which will be issued at emergence in the form of profits interests that vest once the equity value of the reorganized LINN Debtors (as equitably adjusted for subsequent contributions and distributions) is equal to 1.5 times the Company Group Emergence Value.
Certain principal terms of the proposed Plan, as filed on October 21, 2016, with respect to Berry include:

•
The holders of claims under the Berry Credit Facility will receive a full recovery consisting of one or more of the following: (i) a to-be-determined exit financing facility; (ii) a to-be-determined cash paydown; (iii) a to-be-determined percentage of new common stock or limited liability company interests (“New Berry Common Stock”) in the reorganized Berry or its successor in interest (“New Berry”) up to the value of the collateral securing the Berry Credit Facility claims; and (iv) proceeds of any asset sales solely to the extent such assets are the collateral securing the Berry Credit Facility claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•
The holders of Berry unsecured notes (the “Berry Unsecured Notes”) will receive one or more of the following: (i) New Berry Common Stock; (ii) rights to purchase New Berry Common Stock or other security in New Berry; and (iii) proceeds of any asset sales, after accounting for proceeds required to satisfy the Berry Credit Facility claims.

•
The holders of unsecured claims against Berry other than the Berry Unsecured Notes will receive one or more of the following: (i) New Berry Common Stock; (ii) rights to purchase New Berry Common Stock or other security in New Berry; and (iii) proceeds of any asset sales, after accounting for proceeds required to satisfy the Berry Credit Facility claims.

•
Berry will settle all intercompany claims against the LINN Debtors pursuant to a settlement to be approved as part of the Plan, which settlement provides that Berry will have a $25 million general unsecured claim against the Company.

•	The governance terms of New Berry, as well as the terms of any employee incentive plan, are to be determined. New Berry will be a standalone company, separate from the Company and the LINN Debtors.

•	All existing equity interests of Berry and Linn Acquisition Company, LLC will be extinguished without recovery.
There can be no assurance at this time that the Debtors will be able to successfully confirm and consummate the Plan.
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
Ability to Continue as a Going Concern
Continued low commodity prices have resulted in significantly lower levels of cash flow from operating activities and have limited the Company’s ability to access the capital markets. In addition, each of the Company’s Credit Facilities is subject to scheduled redeterminations of its borrowing base, semi-annually, based primarily on reserve reports using lender commodity price expectations at such time. The lenders under the Credit Facilities agreed to defer the April 2016 borrowing base redeterminations to May 11, 2016. Continued low commodity prices, reductions in the Company’s capital budget and the resulting reserve write-downs, along with the termination of the Company’s hedges, were expected to adversely impact upcoming redeterminations and have a significant negative impact on the Company’s liquidity. The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes.
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
Covenant Violations
The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes. Additionally, other events of default, including cross-

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

defaults, are present, including the failure to make interest payments on the Company’s Second Lien Notes and senior notes, as well as the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See Note 6 for additional details about the Company’s debt.
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
On April 12, 2016, the Company entered into amendments to both the LINN Credit Facility and the Berry Credit Facility. The amendments provided for, among other things, an agreement that (i) certain events would not become defaults or events of default until May 11, 2016, (ii) the borrowing bases would remain constant until May 11, 2016, unless reduced as a result of swap agreement terminations or collateral sales and (iii) the Company, the administrative agent and the lenders would negotiate in good faith the terms of a restructuring support agreement in furtherance of a restructuring of the capital structure of the Company and its subsidiaries. In addition, the amendment to the Berry Credit Facility provided Berry with access to previously restricted cash of $45 million in order to fund ordinary course operations.
As a condition to closing the amendments, in April 2016, (a) the Company made a $100 million permanent repayment of a portion of the borrowings outstanding under the LINN Credit Facility and (b) the Company and certain of its subsidiaries provided control agreements over certain deposit accounts.
Pursuant to the terms of the amendment to the LINN Credit Facility and as a result of the execution of the Bank RSA, in May 2016, the Company made a $350 million permanent repayment of a portion of the borrowings outstanding under the LINN Credit Facility.
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
The Company failed to make an interest payment on its Second Lien Notes of approximately $68 million due June 15, 2016.

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
The Company failed to make interest payments due on its senior notes subsequent to April 14, 2016.
The filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the indentures governing the senior notes. However, under the Bankruptcy Code, holders of the senior notes are stayed from taking any action against the Company as a result of the default.
Commodity Derivatives
In October 2016, the Company entered into commodity derivative contracts consisting of oil swaps for November 2016 through December 2017 and natural gas swaps for January 2017 through December 2018. Including these new hedges, as of October 31, 2016, the Company had oil swaps of 610 MBbls at an average price of $50.91 per Bbl for the remainder of 2016 and 2,373 MBbls at an average price of $51.74 per Bbl for 2017, and natural gas swaps of 22,265 MMMBtus at an average price of $3.05 per MMBtu for the remainder of 2016, 113,150 MMMBtus at an average price of $3.14 per MMBtu for 2017 and 14,600 MMMBtus at an average price of $3.01 per MMBtu for 2018.
In September 2016, the Company entered into commodity derivative contracts consisting of natural gas swaps for October 2016 through December 2017 and oil swaps for January 2017 through December 2017.
In April 2016 and May 2016, in connection with the Company’s restructuring efforts, LINN Energy canceled (prior to the contract settlement dates) all of its then-outstanding derivative contracts for net proceeds of approximately $1.2 billion. The net proceeds were used to make permanent repayments of a portion of the borrowings outstanding under the LINN Credit Facility. Also, in May 2016 and July 2016, as a result of the Chapter 11 proceedings, Berry’s counterparties canceled (prior to the contract settlement dates) all of Berry’s then-outstanding derivative contracts for net proceeds of approximately $2 million. The net proceeds were used to make permanent repayments of a portion of the borrowings outstanding under the Berry Credit Facility.
Offer to Exchange LINN Energy Units for LinnCo Shares
In March 2016, LinnCo filed a Registration Statement on Form S-4 related to an offer to exchange each outstanding unit representing limited liability company interests of LINN Energy for one common share representing limited liability company interests of LinnCo. The initial offer expired on April 25, 2016, and on April 26, 2016, LinnCo commenced a subsequent offering period that expired on August 1, 2016. During the exchange period, 123,100,715 LINN Energy units were exchanged for an equal number of LinnCo shares. As a result of the exchanges of LINN Energy units for LinnCo shares, LinnCo’s ownership of LINN Energy’s outstanding units increased from approximately 37% at December 31, 2015, to approximately 71% at September 30, 2016.
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
Financing Activities
See above for a description of the amendments to the Credit Facilities entered into in April 2016. During the nine months ended September 30, 2016, the Company borrowed approximately $979 million under the LINN Credit Facility and made repayments of approximately $1.8 billion of a portion of the borrowings outstanding under the Credit Facilities and term loan. The repayments include approximately $841 million in commodity derivative settlements paid by the counterparties to the lenders under the LINN Credit Facility. As of September 30, 2016, total borrowings outstanding (including outstanding letters of credit) under the LINN Credit Facility and the Berry Credit Facility were approximately $1.9 billion and $898 million, respectively, with no remaining availability for either.
Delisting from Stock Exchange
As a result of the Company’s failure to comply with the NASDAQ Global Select Market (“NASDAQ”) continued listing requirements, on May 24, 2016, the Company’s units began trading over the counter on the OTC Markets Group Inc.’s Pink marketplace under the trading symbol “LINEQ.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015

	Three Months Ended September 30,
	2016	2015	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$141,193	$156,641	$(15,448)
Oil sales	179,796	241,467	(61,671)
NGL sales	39,154	29,137	10,017
Total oil, natural gas and NGL sales	360,143	427,245	(67,102)
Gains on oil and natural gas derivatives	274	549,029	(548,755)
Marketing and other revenues	25,248	22,030	3,218
	385,665	998,304	(612,639)
Expenses:
Lease operating expenses	117,470	154,086	(36,616)
Transportation expenses	49,630	54,915	(5,285)
Marketing expenses	12,191	9,359	2,832
General and administrative expenses (1)	50,202	60,113	(9,911)
Exploration costs	4	3,072	(3,068)
Depreciation, depletion and amortization	142,448	207,218	(64,770)
Impairment of long-lived assets	41,728	2,255,080	(2,213,352)
Taxes, other than income taxes	15,383	46,238	(30,855)
(Gains) losses on sale of assets and other, net	1,940	(166,980)	168,920
	430,996	2,623,101	(2,192,105)
Other income and (expenses)	(40,374)	57,657	(98,031)
Reorganization items, net	(116,276)	—	(116,276)
Loss before income taxes	(201,981)	(1,567,140)	1,365,159
Income tax expense (benefit)	(3,616)	2,177	(5,793)
Net loss	$(198,365)	$(1,569,317)	$1,370,952

(1)
General and administrative expenses for the three months ended September 30, 2016, and September 30, 2015, include approximately $5 million and $13 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Three Months Ended September 30,
	2016	2015	Variance
Average daily production:
Natural gas (MMcf/d)	597	644	(7)%
Oil (MBbls/d)	49.6	63.1	(21)%
NGL (MBbls/d)	30.0	29.2	3%
Total (MMcfe/d)	1,075	1,198	(10)%

Weighted average prices: (1)
Natural gas (Mcf)	$2.57	$2.64	(3)%
Oil (Bbl)	$39.37	$41.58	(5)%
NGL (Bbl)	$14.17	$10.84	31%

Average NYMEX prices:
Natural gas (MMBtu)	$2.81	$2.77	1%
Oil (Bbl)	$44.94	$46.43	(3)%

Costs per Mcfe of production:
Lease operating expenses	$1.19	$1.40	(15)%
Transportation expenses	$0.50	$0.50	—
General and administrative expenses (2)	$0.51	$0.55	(7)%
Depreciation, depletion and amortization	$1.44	$1.88	(23)%
Taxes, other than income taxes	$0.16	$0.42	(62)%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the three months ended September 30, 2016, and September 30, 2015, include approximately $5 million and $13 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $67 million or 16% to approximately $360 million for the three months ended September 30, 2016, from approximately $427 million for the three months ended September 30, 2015, due to lower oil and natural gas prices and lower production volumes, partially offset by higher NGL prices. Lower oil and natural gas prices resulted in a decrease in revenues of approximately $10 million and $4 million, respectively. Higher NGL prices resulted in an increase in revenues of approximately $9 million.
Average daily production volumes decreased to approximately 1,075 MMcfe/d for the three months ended September 30, 2016, from 1,198 MMcfe/d for the three months ended September 30, 2015. Lower oil and natural gas production volumes resulted in a decrease in revenues of approximately $52 million and $11 million, respectively. Higher NGL production volumes resulted in an increase in revenues of approximately $1 million.
The following table sets forth average daily production by region:

	Three Months Ended September 30,
	2016	2015	Variance
Average daily production (MMcfe/d):
Rockies	396	429	(33)	(8)%
Hugoton Basin	236	254	(18)	(7)%
California	148	183	(35)	(19)%
Mid-Continent	102	105	(3)	(2)%
TexLa	80	87	(7)	(8)%
Permian Basin	54	77	(23)	(30)%
Michigan/Illinois	30	31	(1)	(2)%
South Texas	29	32	(3)	(9)%
	1,075	1,198	(123)	(10)%
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
Gains on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $274,000 and $549 million for the three months ended September 30, 2016, and September 30, 2015, respectively, representing a decrease of approximately $549 million. Gains on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
See above under “Executive Overview” for details about the Company’s commodity derivatives cancellations in 2016.

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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing and other revenues increased by approximately $3 million or 15% to approximately $25 million for the three months ended September 30, 2016, from approximately $22 million for the three months ended September 30, 2015. The increase was primarily due to higher revenues generated by the Jayhawk natural gas processing plant in Kansas and higher helium sales revenue in the Hugoton Basin, partially offset by lower electricity sales revenues generated by the Company’s California cogeneration facilities.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $37 million or 24% to approximately $117 million for the three months ended September 30, 2016, from approximately $154 million for the three months ended September 30, 2015. The decrease was primarily due to cost savings initiatives and lower workover activities, as well as a decrease in steam costs caused by a decrease in steam injection volumes. Lease operating expenses per Mcfe also decreased to $1.19 per Mcfe for the three months ended September 30, 2016, from $1.40 per Mcfe for the three months ended September 30, 2015.
Transportation Expenses
Transportation expenses decreased by approximately $5 million or 10% to approximately $50 million for the three months ended September 30, 2016, from approximately $55 million for the three months ended September 30, 2015. The decrease was primarily due to reduced costs as a result of certain contracts terminated in the Chapter 11 proceedings and lower production volumes, partially offset by higher costs from nonoperated properties in the Rockies region. Transportation expenses per Mcfe remained consistent at $0.50 per Mcfe for both the three months ended September 30, 2016, and September 30, 2015.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses increased by approximately $3 million or 30% to approximately $12 million for the three months ended September 30, 2016, from approximately $9 million for the three months ended September 30, 2015. The increase was primarily due to higher expenses associated with the Jayhawk natural gas processing plant in Kansas.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses decreased by approximately $10 million or 16% to approximately $50 million for the three months ended September 30, 2016, from approximately $60 million for the three months ended September 30, 2015. The decrease was primarily due to lower salaries and benefits related expenses, lower professional services expenses and lower acquisition expenses. General and administrative expenses per Mcfe also decreased to $0.51 per Mcfe for the three months ended September 30, 2016, from $0.55 per Mcfe for the three months ended September 30, 2015.
Professional services expenses of approximately $26 million for the three months ended September 30, 2016, related to the Chapter 11 proceedings that were incurred since the Petition Date, have been recorded in “reorganization items, net” on the condensed consolidated statement of operations.
Exploration Costs
Exploration costs decreased by approximately $3 million to approximately $4,000 for the three months ended September 30, 2016, from approximately $3 million for the three months ended September 30, 2015. The decrease was primarily due to lower seismic data expenses and lower leasehold impairment expenses on unproved properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $65 million or 31% to approximately $142 million for the three months ended September 30, 2016, from approximately $207 million for the three months ended September 30, 2015. The decrease was primarily due to lower rates as a result of the impairments recorded in the prior year and the first quarter of 2016, as well as lower total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $1.44 per Mcfe for the three months ended September 30, 2016, from $1.88 per Mcfe for the three months ended September 30, 2015.
Impairment of Long-Lived Assets
The Company recorded the following noncash impairment charges (before and after tax) associated with proved oil and natural gas properties:

	Three Months Ended September 30,
	2016	2015
	(in thousands)

Rockies region	$23,142	$1,182,337
Mid-Continent region	18,586	366,865
TexLa region	—	375,567
California region	—	330,311
	$41,728	$2,255,080
The impairment charges for both the three months ended September 30, 2016 and September 30, 2015, were due to a decline in commodity prices.
(Gains) Losses on Sale of Assets and Other, Net
During the three months ended September 30, 2015, the Company recorded a net gain of approximately $174 million, including costs to sell of approximately $1 million, on the sale of its remaining position in Howard County in the Permian Basin (the “Howard County Assets Sale”).
Taxes, Other Than Income Taxes

	Three Months Ended September 30,
	2016	2015	Variance
	(in thousands)

Severance taxes	$14,544	$14,621	$(77)
Ad valorem taxes	(2,479)	26,027	(28,506)
California carbon allowances	3,261	5,548	(2,287)
Other	57	42	15
	$15,383	$46,238	$(30,855)
Taxes, other than income taxes decreased by approximately $31 million or 67% for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil and natural gas prices and lower production volumes, partially offset by reduced incentives on certain wells in the Rockies region for the three months ended September 30, 2016, compared to the same period in 2015. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to lower estimated valuations on certain of the Company’s properties. California carbon allowances decreased primarily due to lower anticipated emissions compliance obligations as a result of reduced capital spending levels and a decrease in steam injection volumes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Three Months Ended September 30,
	2016	2015	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(40,105)	$(138,383)	$98,278
Gain on extinguishment of debt	—	197,741	(197,741)
Other, net	(269)	(1,701)	1,432
	$(40,374)	$57,657	$(98,031)
Other income and (expenses) decreased by approximately $98 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Interest expense decreased primarily due to the Company’s discontinuation of interest expense recognition on the senior notes as a result of the Chapter 11 proceedings, lower outstanding debt during the period principally as a result of the senior notes repurchased and exchanged during 2015, and lower amortization of discounts and financing fees. For the three months ended September 30, 2016, contractual interest, which was not recorded, on the senior notes was approximately $70 million. For the three months ended September 30, 2015, the Company recorded a gain on extinguishment of debt of approximately $198 million as a result of the repurchases of a portion of its senior notes. Other expenses decreased primarily due to lower write-offs of deferred financing fees related to the Credit Facilities and lower bank fees. See “Debt” under “Liquidity and Capital Resources” below for additional details.
The $1.0 billion in aggregate principal amount of Second Lien Notes issued in November 2015 were accounted for as a troubled debt restructuring, which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. For the three months ended September 30, 2016, unrecorded contractual interest on the Second Lien Notes was approximately $30 million.
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
The following table summarizes the components of reorganization items included on the condensed consolidated statement of operations:

Three Months Ended September 30, 2016
(in thousands)

Legal and other professional advisory fees	$(25,604)
Terminated contracts	(92,957)
Other	2,285
Reorganization items, net	$(116,276)
Income Tax Expense (Benefit)
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits are passed through to its unitholders. Limited

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized an income tax benefit of approximately $4 million for the three months ended September 30, 2016, compared to income tax expense of approximately $2 million for the three months ended September 30, 2015. The income tax benefit is primarily due to lower income from the Company’s taxable subsidiaries during the three months ended September 30, 2016, compared to the same period in 2015.
Net Loss
Net loss decreased by approximately $1.4 billion or 87% to approximately $198 million for the three months ended September 30, 2016, from approximately $1.6 billion for the three months ended September 30, 2015. The decrease was primarily due to lower impairment charges, partially offset by lower gains on oil and natural gas derivatives and lower production revenues. See discussion above for explanations of variances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

	Nine Months Ended September 30,
	2016	2015	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$346,970	$478,645	$(131,675)
Oil sales	507,159	787,158	(279,999)
NGL sales	105,586	108,430	(2,844)
Total oil, natural gas and NGL sales	959,715	1,374,233	(414,518)
Gains (losses) on oil and natural gas derivatives	(72,533)	782,622	(855,155)
Marketing and other revenues	68,645	79,824	(11,179)
	955,827	2,236,679	(1,280,852)
Expenses:
Lease operating expenses	370,658	467,759	(97,101)
Transportation expenses	156,590	164,250	(7,660)
Marketing expenses	35,784	47,359	(11,575)
General and administrative expenses (1)	196,377	237,731	(41,354)
Exploration costs	2,745	4,032	(1,287)
Depreciation, depletion and amortization	449,677	637,964	(188,287)
Impairment of long-lived assets	1,195,632	2,787,697	(1,592,065)
Taxes, other than income taxes	80,297	158,317	(78,020)
(Gains) losses on sale of assets and other, net	5,959	(197,263)	203,222
	2,493,719	4,307,846	(1,814,127)
Other income and (expenses)	(215,195)	(224,117)	8,922
Reorganization items, net	418,608	—	418,608
Loss before income taxes	(1,334,479)	(2,295,284)	960,805
Income tax expense (benefit)	3,140	(7,680)	10,820
Net loss	$(1,337,619)	$(2,287,604)	$949,985

(1)
General and administrative expenses for the nine months ended September 30, 2016, and September 30, 2015, include approximately $19 million and $41 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Nine Months Ended September 30,
	2016	2015	Variance
Average daily production:
Natural gas (MMcf/d)	600	654	(8)%
Oil (MBbls/d)	51.9	63.6	(18)%
NGL (MBbls/d)	29.6	28.5	4%
Total (MMcfe/d)	1,089	1,206	(10)%

Weighted average prices: (1)
Natural gas (Mcf)	$2.11	$2.68	(21)%
Oil (Bbl)	$35.66	$45.36	(21)%
NGL (Bbl)	$13.03	$13.94	(7)%

Average NYMEX prices:
Natural gas (MMBtu)	$2.29	$2.80	(18)%
Oil (Bbl)	$41.33	$51.00	(19)%

Costs per Mcfe of production:
Lease operating expenses	$1.24	$1.42	(13)%
Transportation expenses	$0.52	$0.50	4%
General and administrative expenses (2)	$0.66	$0.72	(8)%
Depreciation, depletion and amortization	$1.51	$1.94	(22)%
Taxes, other than income taxes	$0.27	$0.48	(44)%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the nine months ended September 30, 2016, and September 30, 2015, include approximately $19 million and $41 million, respectively, of noncash unit-based compensation expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $415 million or 30% to approximately $960 million for the nine months ended September 30, 2016, from approximately $1.4 billion for the nine months ended September 30, 2015, due to lower oil, natural gas and NGL prices and lower production volumes. Lower oil, natural gas and NGL prices resulted in a decrease in revenues of approximately $138 million, $94 million and $8 million, respectively.
Average daily production volumes decreased to approximately 1,089 MMcfe/d for the nine months ended September 30, 2016, from 1,206 MMcfe/d for the nine months ended September 30, 2015. Lower oil and natural gas production volumes resulted in a decrease in revenues of approximately $142 million and $38 million, respectively. Higher NGL production volumes resulted in an increase in revenues of approximately $5 million.
The following table sets forth average daily production by region:

	Nine Months Ended September 30,
	2016	2015	Variance
Average daily production (MMcfe/d):
Rockies	394	433	(39)	(9)%
Hugoton Basin	239	252	(13)	(5)%
California	158	187	(29)	(15)%
Mid-Continent	100	102	(2)	(2)%
TexLa	80	82	(2)	(2)%
Permian Basin	58	85	(27)	(32)%
Michigan/Illinois	31	31	—	(2)%
South Texas	29	34	(5)	(15)%
	1,089	1,206	(117)	(10)%
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
Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives were approximately $73 million for the nine months ended September 30, 2016, compared to gains of approximately $783 million for the nine months ended September 30, 2015, representing a variance of approximately $856 million. Losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts, and the comparison from period to period was impacted by the declining maturity schedule of the Company’s hedges. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
See above under “Executive Overview” for details about the Company’s commodity derivatives cancellations in 2016.

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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing and other revenues decreased by approximately $11 million or 14% to approximately $69 million for the nine months ended September 30, 2016, from approximately $80 million for the nine months ended September 30, 2015. The decrease was primarily due to lower revenues generated by the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms, and lower electricity sales revenues generated by the Company’s California cogeneration facilities, partially offset by higher helium sales revenue in the Hugoton Basin.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $97 million or 21% to approximately $371 million for the nine months ended September 30, 2016, from approximately $468 million for the nine months ended September 30, 2015. The decrease was primarily due to cost savings initiatives and lower workover activities, as well as a decrease in steam costs caused by lower prices for natural gas used in steam generation and a decrease in steam injection volumes. Lease operating expenses per Mcfe also decreased to $1.24 per Mcfe for the nine months ended September 30, 2016, from $1.42 per Mcfe for the nine months ended September 30, 2015.
Transportation Expenses
Transportation expenses decreased by approximately $7 million or 5% to approximately $157 million for the nine months ended September 30, 2016, from approximately $164 million for the nine months ended September 30, 2015. The decrease was primarily due to reduced costs as a result of certain contracts terminated in the Chapter 11 proceedings and lower production volumes, partially offset by higher costs from nonoperated properties in the Rockies region. Transportation expenses per Mcfe increased to $0.52 per Mcfe for the nine months ended September 30, 2016, from $0.50 per Mcfe for the nine months ended September 30, 2015.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses decreased by approximately $11 million or 24% to approximately $36 million for the nine months ended September 30, 2016, from approximately $47 million for the nine months ended September 30, 2015. The decrease was primarily due to lower expenses associated with the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms, and lower electricity generation expenses incurred by the Company’s California cogeneration facilities.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses decreased by approximately $42 million or 17% to approximately $196 million for the nine months ended September 30, 2016, from approximately $238 million for the nine months ended September 30, 2015. The decrease was primarily due to lower salaries and benefits related expenses, lower acquisition expenses, lower professional services expenses and lower various other administrative expenses. General and administrative expenses for the nine months ended September 30, 2015, was impacted by advisory fees related to alliance agreements entered into with certain private capital investors. General and administrative expenses per Mcfe also decreased to $0.66 per Mcfe for the nine months ended September 30, 2016, from $0.72 per Mcfe for the nine months ended September 30, 2015.
Professional services expenses of approximately $46 million for the nine months ended September 30, 2016, related to the Chapter 11 proceedings that were incurred since the Petition Date, have been recorded in “reorganization items, net” on the condensed consolidated statement of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Exploration Costs
Exploration costs decreased by approximately $1 million or 32% to approximately $3 million for the nine months ended September 30, 2016, from approximately $4 million for the nine months ended September 30, 2015. The decrease was primarily due to lower leasehold impairment expenses on unproved properties.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $188 million or 30% to approximately $450 million for the nine months ended September 30, 2016, from approximately $638 million for the nine months ended September 30, 2015. The decrease was primarily due to lower rates as a result of the impairments recorded in the prior year and the first quarter of 2016, as well as lower total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $1.51 per Mcfe for the nine months ended September 30, 2016, from $1.94 per Mcfe for the nine months ended September 30, 2015.
Impairment of Long-Lived Assets
The Company recorded the following noncash impairment charges (before and after tax) associated with proved and unproved oil and natural gas properties:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)

California region	$984,288	$537,511
Mid-Continent region	148,289	372,568
Rockies region	49,819	1,182,337
Hugoton Basin	—	277,914
TexLa region	—	408,667
South Texas region	—	8,700
Proved oil and natural gas properties	1,182,396	2,787,697
California region unproved oil and natural gas properties	13,236	—
Impairment of long-lived assets	$1,195,632	$2,787,697
The impairment charges in 2016 were due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves. The impairment charges in 2015 were due to a decline in commodity prices and the Company’s estimates of proved reserves.
(Gains) Losses on Sale of Assets and Other, Net
During the nine months ended September 30, 2015, the Company recorded a net gain of approximately $174 million, including costs to sell of approximately $1 million, on the Howard County Assets Sale.
Taxes, Other Than Income Taxes

	Nine Months Ended September 30,
	2016	2015	Variance
	(in thousands)

Severance taxes	$32,872	$49,187	$(16,315)
Ad valorem taxes	36,140	91,923	(55,783)
California carbon allowances	10,138	17,247	(7,109)
Other	1,147	(40)	1,187
	$80,297	$158,317	$(78,020)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Taxes, other than income taxes decreased by approximately $78 million or 49% for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower oil, natural gas and NGL prices and lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to lower estimated valuations on certain of the Company’s properties. California carbon allowances decreased primarily due to lower anticipated emissions compliance obligations as a result of reduced capital spending levels and a decrease in steam injection volumes.
Other Income and (Expenses)

	Nine Months Ended September 30,
	2016	2015	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(213,758)	$(427,584)	$213,826
Gain on extinguishment of debt	—	213,527	(213,527)
Other, net	(1,437)	(10,060)	8,623
	$(215,195)	$(224,117)	$8,922
Other income and (expenses) decreased by approximately $9 million for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Interest expense decreased primarily due to the Company’s discontinuation of interest expense recognition on the senior notes for the period from May 12, 2016 through September 30, 2016, as a result of the Chapter 11 proceedings, lower outstanding debt during the period principally as a result of the senior notes repurchased and exchanged during 2015, and lower amortization of discounts and financing fees. For the period from May 12, 2016, through September 30, 2016, contractual interest, which was not recorded, on the senior notes was approximately $108 million. For the nine months ended September 30, 2015, the Company recorded a gain on extinguishment of debt of approximately $214 million as a result of the repurchases of a portion of its senior notes. Other expenses decreased primarily due to lower write-offs of deferred financing fees related to the Credit Facilities and lower bank fees. See “Debt” under “Liquidity and Capital Resources” below for additional details.
The $1.0 billion in aggregate principal amount of Second Lien Notes issued in November 2015 were accounted for as a troubled debt restructuring, which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. For the period from May 12, 2016, through September 30, 2016, unrecorded contractual interest on the Second Lien Notes was approximately $46 million.
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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following table summarizes the components of reorganization items included on the condensed consolidated statement of operations:

Nine Months Ended September 30, 2016
(in thousands)

Legal and other professional advisory fees	$(46,114)
Unamortized deferred financing fees, discounts and premiums	(41,122)
Gain related to interest payable on the 12.00% senior secured second lien notes due December 2020 (1)	551,000
Terminated contracts	(47,848)
Other	2,692
Reorganization items, net	$418,608

(1)
Represents a noncash gain on the write-off of postpetition contractual interest through maturity, recorded to reflect the carrying value of the liability subject to compromise at its estimated allowed claim amount.

Income Tax Expense (Benefit)
The Company is a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits are passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Company’s subsidiaries are Subchapter C-corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $3 million for the nine months ended September 30, 2016, compared to an income tax benefit of approximately $8 million for the nine months ended September 30, 2015. The increased income tax expense is primarily due to additional expense recognized related to unit-based compensation in 2016 for which there was no windfall benefit offset as in 2015.
Net Loss
Net loss decreased by approximately $950 million or 42% to approximately $1.3 billion for the nine months ended September 30, 2016, from approximately $2.3 billion for the nine months ended September 30, 2015. The decrease was primarily due to lower impairment charges, the gain related to the Second Lien Notes and lower expenses, including interest, partially offset by losses compared to gains on oil and natural gas derivatives for the comparative period as well as lower production revenues. See discussion above for explanations of variances.
Liquidity and Capital Resources
The significant risks and uncertainties related to the Company’s liquidity and Chapter 11 proceedings described under “Executive Overview” raise substantial doubt about the Company’s ability to continue as a going concern.
The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under its Credit Facilities, its Second Lien Notes and its senior notes. Additionally, other events of default, including cross-defaults, are present, including the failure to make interest payments on the Company’s Second Lien Notes and senior notes, as well as the receipt of a going concern explanatory paragraph from the Company’s independent registered public accounting firm on the Company’s consolidated financial statements for the year ended December 31, 2015. Under the Bankruptcy Code, the creditors under these debt agreements are stayed from taking any action against the Company as a result of an event of default. See above under “Executive Overview – Chapter 11 Proceedings” for a description of these and other developments.
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
The Company has utilized funds from debt and equity offerings, borrowings under its Credit Facilities and net cash provided by operating activities for capital resources and liquidity. To date, the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the nine months ended September 30, 2016, the Company’s total capital expenditures were approximately $115 million.
See below for details regarding capital expenditures for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Oil and natural gas	$28,211	$91,439	$73,777	$373,842
Plant and pipeline	19,519	8,887	34,547	13,889
Other	784	12,526	6,471	36,701
Capital expenditures	$48,514	$112,852	$114,795	$424,432
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
Statements of Cash Flows
The following is a comparative cash flow summary:

	Nine Months Ended September 30,
	2016	2015	Variance
	(in thousands)
Net cash:
Provided by operating activities	$885,192	$1,034,769	$(149,577)
Used in investing activities	(129,063)	(190,540)	61,477
Provided by (used in) financing activities	42,210	(501,232)	543,442
Net increase in cash and cash equivalents	$798,339	$342,997	$455,342
Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2016, was approximately $885 million, compared to approximately $1.0 billion for the nine months ended September 30, 2015. The decrease was primarily due to lower production related revenues principally due to lower commodity prices and lower production volumes, partially offset by lower expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flow from investing activities:
Capital expenditures	$(179,332)	$(554,735)
Decrease in restricted cash	53,418	—
Proceeds from sale of properties and equipment and other	(3,149)	364,195
	$(129,063)	$(190,540)
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures decreased primarily due to lower spending on development activities throughout the Company’s various operating regions as a result of continued low commodity prices. The Company made no acquisitions of properties during the nine months ended September 30, 2016, or September 30, 2015. In addition, during the second quarter of 2016, restricted cash was reduced by approximately $53 million as a result of the amendment to the Berry Credit Facility and the Bank RSA. See Note 2 for additional details. Proceeds from sale of properties and equipment and other for the nine months ended September 30, 2015, include approximately $276 million in net cash proceeds received from the Howard County Assets Sale in August 2015.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2016, was approximately $42 million, compared to cash used in financing activities of approximately $501 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, the Company borrowed approximately $979 million under the LINN Credit Facility, including approximately $919 million in February 2016 which represented the remaining undrawn amount that was available. In addition, during the nine months ended September 30, 2016, the Company repaid approximately $913 million under the LINN Credit Facility and term loan, and approximately $2 million under the Berry Credit Facility, primarily using the net cash proceeds from canceled derivative contracts (see Note 7).
The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Proceeds from borrowings:
LINN Credit Facility	$978,500	$1,405,000
	$978,500	$1,405,000
Repayments of debt:
LINN Credit Facility	$(814,299)	$(1,145,000)
Berry Credit Facility	(1,701)	—
Term loan	(98,911)	—
Senior notes	—	(556,909)
	$(914,911)	$(1,701,909)
See Note 13 for details about borrowings and repayments of debt that were reflected as noncash transactions by the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Debt
The following summarizes the Company’s outstanding debt:

	September 30, 2016	December 31, 2015
	(in thousands, except percentages)

LINN credit facility	$1,654,745	$2,215,000
Berry credit facility	891,259	873,175
Term loan	284,241	500,000
6.50% senior notes due May 2019	562,234	562,234
6.25% senior notes due November 2019	581,402	581,402
8.625% senior notes due April 2020	718,596	718,596
6.75% Berry senior notes due November 2020	261,100	261,100
12.00% senior secured second lien notes due December 2020 (1)	1,000,000	1,000,000
Interest payable on senior secured second lien notes due December 2020 (1)	—	608,333
7.75% senior notes due February 2021	779,474	779,474
6.50% senior notes due September 2021	381,423	381,423
6.375% Berry senior notes due September 2022	572,700	572,700
Net unamortized discounts and premiums (2)	—	(8,694)
Net unamortized deferred financing fees (2)	(1,397)	(37,374)
Total debt, net	7,685,777	9,007,369
Less current portion, net (3)	(2,828,848)	(3,714,693)
Less liabilities subject to compromise (4)	(4,856,929)	—
Long-term debt, net	$—	$5,292,676

(1)
The issuance of the Second Lien Notes was accounted for as a troubled debt restructuring, which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. During the nine months ended September 30, 2016, $551 million was written off to reorganization items in connection with the filing of the Bankruptcy Petitions. The remaining amount of approximately $57 million was classified as liabilities subject to compromise at September 30, 2016.

(2)	Approximately $41 million in net discounts, premiums and deferred financing fees were written off to reorganization items in connection with the filing of the Bankruptcy Petitions.

(3)
Due to existing and anticipated covenant violations, the Company’s Credit Facilities and term loan were classified as current at September 30, 2016, and December 31, 2015. The current portion as of December 31, 2015, also includes approximately $128 million of interest payable on the Second Lien Notes due within one year.

(4)	The Company’s senior notes and Second Lien Notes were classified as liabilities subject to compromise at September 30, 2016.
As of September 30, 2016, there was no remaining available borrowing capacity under the Credit Facilities. For additional information related to the Company’s outstanding debt, see Note 6. The Company plans to file Berry’s stand-alone financial statements with the Securities and Exchange Commission at a later date.
Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value. The Company’s counterparties are current participants or affiliates of participants in its Credit Facilities. The Credit Facilities are secured by the Company’s oil, natural gas and NGL reserves; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. While the Company is in bankruptcy, the Bankruptcy Court’s hedging order governs the provision of collateral securing any commodity derivatives. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality

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
Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the 2015 Annual Report on Form 10-K. During the nine months ended September 30, 2016, the Company made approximately $758 million in net repayments of a portion of the borrowings outstanding under the Credit Facilities. The Company’s filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Credit Facilities, the Second Lien Notes and the senior notes. See Note 6 for additional information about the Company’s debt instruments.
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
In September 2016, the Company entered into commodity derivative contracts consisting of natural gas swaps for October 2016 through December 2017 and oil swaps for January 2017 through December 2017.
In April 2016 and May 2016, in connection with the Company’s restructuring efforts, LINN Energy canceled (prior to the contract settlement dates) all of its then-outstanding derivative contracts for net proceeds of approximately $1.2 billion. The net proceeds were used to make permanent repayments of a portion of the borrowings outstanding under the LINN Credit Facility. Also, in May 2016 and July 2016, as a result of the Chapter 11 proceedings, Berry’s counterparties canceled (prior to the contract settlement dates) all of Berry’s then-outstanding derivative contracts for net proceeds of approximately $2 million. The net proceeds were used to make permanent repayments of a portion of the borrowings outstanding under the Berry Credit Facility.
At September 30, 2016, the fair value of fixed price swaps was a net liability of approximately $992,000. A 10% increase in the index oil and natural gas prices above the September 30, 2016, prices would result in a net liability of approximately $37 million, which represents a decrease in the fair value of approximately $36 million; conversely, a 10% decrease in the index oil and natural gas prices below the September 30, 2016, prices would result in a net asset of approximately $35 million, which represents an increase in the fair value of approximately $36 million.
At December 31, 2015, the fair value of fixed price swaps and put option contracts was a net asset of approximately $1.7 billion. A 10% increase in the index oil and natural gas prices above the December 31, 2015, prices would result in a net asset of approximately $1.5 billion, which represents a decrease in the fair value of approximately $190 million; conversely, a 10% decrease in the index oil and natural gas prices below the December 31, 2015, prices would result in a net asset of approximately $1.9 billion, which represents an increase in the fair value of approximately $190 million.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

Interest Rate Risk
At September 30, 2016, the Company had debt outstanding under its credit facilities and term loan of approximately $2.8 billion which incurred interest at floating rates (see Note 6). A 1% increase in the respective market rates would result in an estimated $28 million increase in annual interest expense.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
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
There were no changes in the Company’s internal control over financial reporting during the third quarter of 2016 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The commencement of the Chapter 11 proceedings automatically stayed certain actions against the Company, including actions to collect prepetition liabilities or to exercise control over the property of the Company’s bankruptcy estates. The Company intends to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 proceedings in a manner consistent with the LINN RSA and Bank RSA. The Plan in the Chapter 11 proceedings, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including prepetition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 proceedings. See above under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Proceedings” for information about the Company’s entry into the LINN RSA and Bank RSA.

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
On October 21, 2016, we filed a proposed Plan with the Bankruptcy Court. Any plan of reorganization that we may implement could affect both our capital structure and the ownership, structure and operation of our business and will reflect assumptions and analyses based on our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with management’s expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to change substantially our capital structure; (ii) our ability to obtain adequate liquidity and financing sources; (iii) our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (iv) our ability to retain key employees; and (v) the overall strength and stability of general economic conditions of the financial and oil and natural gas industries, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our business.
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
For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to develop, confirm and consummate a Plan or alternative restructuring transaction;

•	our ability to obtain court approval with respect to motions filed in Chapter 11 proceedings from time to time;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business plan;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•
the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a Chapter 7 proceeding; and

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
The LINN RSA and Bank RSA provide that our common units representing limited liability company interests (“units”) will be canceled in our Chapter 11 proceedings.
We have a significant amount of indebtedness that is senior to our existing units in our capital structure. The LINN RSA and Bank RSA provide that our existing equity will be canceled in our Chapter 11 proceedings and will be entitled to a limited recovery, if any. Any trading in our units during the pendency of the Chapter 11 proceedings is highly speculative and poses substantial risks to purchasers of our units.
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
Prior to the Chapter 11 filing, we entered into the Bank RSA with certain of our creditors, and on October 21, 2016, we entered into the LINN RSA, which is intended to replace the Bank RSA with respect to the terms of the Restructuring of the LINN Debtors. The restructuring transactions contemplated by the LINN RSA and Bank RSA will be effectuated through a Plan. However, we may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our Plan. Even if the requisite acceptances of a Plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., unsecured claims or secured claims, subordinated or senior claims).
If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
The LINN RSA and Bank RSA are subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the LINN RSA and Bank RSA, including the timely satisfaction of milestones in the anticipated Chapter 11 proceedings, such as confirmation of a Plan and effectiveness of a Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.
If either the LINN RSA or Bank RSA is terminated, or if both agreements are terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.
The LINN RSA and Bank RSA contain a number of termination events, upon the occurrence of which certain parties to the LINN RSA and Bank RSA, as applicable, may terminate the agreement. If the LINN RSA and Bank RSA are terminated, each of the parties thereto, as applicable, will be released from their obligations in accordance with the terms of the applicable agreement. Such termination may result in the loss of support for the Plan by the parties to the LINN RSA or Bank RSA, as applicable, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new Plan would be as favorable to holders of claims as the current Plan.

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
We may be unable to hedge anticipated production volumes on attractive terms or at all, which would subject us to further potential commodity price uncertainty and could adversely affect our net cash provided by operating activities, financial condition and results of operations.
Our anticipated production volumes remain mostly unhedged. Based on current expectations for continued low future commodity prices, reduced hedging market liquidity and potential reduced counterparty willingness to enter into new hedges with us, we may be unable to hedge anticipated production volumes on attractive terms or at all, which would subject us to further potential commodity price uncertainty and could adversely affect our net cash provided by operating activities, financial condition and results of operations.
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
Issuer Purchases of Equity Securities
The Company’s Board of Directors had authorized the repurchase of up to $250 million of the Company’s outstanding units from time to time on the open market or in negotiated purchases. The Company did not repurchase any units during the nine months ended September 30, 2016, and as of September 30, 2016, the Company does not intend to make any purchases under the program.

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

10.1	—	First Amendment to Linn Energy, LLC Severance Plan, dated as of July 22, 2016 (incorporated herein by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed on August 4, 2016)
10.2	—
First Amendment to Restructuring Support Agreement, dated as of September 8, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 9, 2016)

10.3	—
Second Amendment to Restructuring Support Agreement, dated as of September 23, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 26, 2016)

10.4	—
Third Amendment to Restructuring Support Agreement, dated as of October 7, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K filed on October 11, 2016)

10.5	—
Fourth Amendment to Restructuring Support Agreement, dated as of October 14, 2016, by and among the Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 18, 2016)

10.6	—	First Amendment to Settlement Agreement, dated as of July 12, 2016 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 18, 2016)
10.7	—	Second Amendment to Settlement Agreement, dated as of September 8, 2016 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 9, 2016)
10.8	—	Third Amendment to Settlement Agreement, dated as of September 23, 2016 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on September 26, 2016)
10.9	—	Fourth Amendment to Settlement Agreement, dated as of October 7, 2016 (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K filed on October 11, 2016)
10.10	—
Restructuring Support Agreement, dated as of October 7, 2016, by and among the Linn Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 11, 2016)

10.11	—
First Amendment to Restructuring Support Agreement, dated as of October 14, 2016, by and among the Linn Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 18, 2016)

10.12	—
Backstop Commitment Letter, dated as of October 7, 2016, by and among the Company and backstop parties thereto (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 11, 2016)

10.13	—
First Amended and Restated Restructuring Support Agreement, dated as of October 21, 2016, by and among the Linn Debtors and the supporting parties thereto (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 27, 2016)

Item 6.	Exhibits - Continued

Exhibit Number		Description

10.14	—
Backstop Commitment Agreement, dated as of October 25, 2016, by and among the Company and the parties thereto (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 27, 2016)

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

LINN ENERGY, LLC
(Registrant)

Date: November 3, 2016	/s/ Darren R. Schluter
Darren R. Schluter
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: November 3, 2016	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)