Form 10-K/A
period 2016-12-31
LINN ENERGY, INC.
filed 2017-04-28
CIK 1326428

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
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $20 million on June 30, 2016, based on $0.09 per unit, the last reported sales price of the units of Linn Energy, LLC on the OTC Markets Group Inc.’s Pink marketplace on such date.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of February 28, 2017, there were 89,229,892 shares of Class A common stock, par value $0.001 per share, outstanding.
Documents Incorporated By Reference:
None

EXPLANATORY NOTE
When referring to Linn Energy, Inc. (formerly known as Linn Energy, LLC) (“Successor,” “LINN Energy” or the “Company”), the intent is to refer to LINN Energy, Inc. a newly formed Delaware corporation, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Linn Energy, Inc. is a successor issuer of Linn Energy, LLC pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When referring to the “Predecessor” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to Linn Energy, LLC, the predecessor that will be dissolved following the effective date of the Amended Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and Its Debtor Affiliates Other Than Linn Acquisition Company, LLC and Berry Petroleum Company, LLC (the “Plan”) and resolution of all outstanding claims, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.
LINN Energy is an independent oil and natural gas company that was formed in February 2017, in connection with the reorganization of the Predecessor. The Predecessor was publicly traded from January 2006 to February 2017. Linn Energy, LLC, and certain of its direct and indirect subsidiaries, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC., et al., Case No. 16‑60040. During the pendency of the Chapter 11 proceedings, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company emerged from bankruptcy effective February 28, 2017 (the “Effective Date”).
LINN Energy is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Original Filing”), filed with the Securities and Exchange Commission (“SEC”) on March 23, 2017, solely to disclose all Part III information. In accordance with Rule 12b-15 under the Exchange Act, this Amended Filing includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.
All other items as presented in the Original Filing are unchanged. Except for the foregoing amended information, this Amended Filing does not amend, update or change any other information presented in the Original Filing.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance
The Company’s business and affairs are managed by a board of directors (“Board”) and executive officers. Prior to the Effective Date, the Predecessor’s directors were elected annually and executive officers were appointed for one-year terms. As of the Effective Date in accordance with the Company’s Amended and Restated Certificate of Incorporation (“New Charter Documents”), the following individuals were appointed to the Board to serve until the Company’s first annual meeting (which shall be no earlier than February 28, 2018, the “First Election”). At all times prior to the First Election, (a) the total number of directors shall be seven and (b) no director may be removed, with or without cause, without the affirmative vote or written consent of the holders of at least seventy-five percent (75%) of the voting power of the shares entitled to vote generally in the election of directors; provided, however, that in the event the Board approves a listing on a national exchange or an initial public offering prior to the First Election, the restrictions set forth above shall cease to apply.
Directors and Executive Officers of the Company (Post-Effective Date Successor)

Name	Age	Position with the Company

Mark E. Ellis	60	President, Chief Executive Officer and Director
David B. Rottino	50	Executive Vice President, Chief Financial Officer and Director
Evan Lederman	37	Chairman and Director
Matthew Bonanno	38	Director
Philip Brown	39	Director
Kevin Mahony	29	Director
Andrew Taylor	39	Director
Arden L. Walker, Jr.	57	Executive Vice President and Chief Operating Officer
Thomas E. Emmons	48	Senior Vice President – Corporate Services
Jamin B. McNeil	51	Senior Vice President – Houston Division Operations
Candice J. Wells	42	Senior Vice President, General Counsel and Corporate Secretary
Mark E. Ellis is the Successor’s President and Chief Executive Officer in addition to serving on the Board and has served in such capacity since the Effective Date. He previously served as the Predecessor’s Chairman, President and Chief Executive Officer from December 2011 to February 2017, the President, Chief Executive Officer and Director from January 2010 to December 2011 and the President and Chief Operating Officer from December 2007 to January 2010. Mr. Ellis serves on the boards of the Independent Petroleum Association of America, American Exploration & Production Council and the Houston Museum of Natural Science. Mr. Ellis is a member of the Society of Petroleum Engineers.
David B. Rottino is the Successor’s Executive Vice President and Chief Financial Officer in addition to serving on the Board and has served in such capacity since the Effective Date. He previously served as the Predecessor’s Executive Vice President and Chief Financial Officer from August 2015 to February 2017 and as Executive Vice President, Business Development and Chief Accounting Officer from January 2014 to August 2015. From July 2010 to January 2014, he served as Senior Vice President of Finance, Business Development and Chief Accounting Officer and from June 2008 to July 2010, Mr. Rottino served as Senior Vice President and Chief Accounting Officer.
Evan Lederman was appointed to the Successor’s Board on the Effective Date. Mr. Lederman is a Managing Director, Co-Head of Restructuring and a Partner on the Investment Team at Fir Tree Partners. Prior to joining Fir Tree Partners, Mr. Lederman worked in the Business Finance and Restructuring groups at Weil, Gotshal & Manges LLP and Cravath, Swaine & Moore LLP. In addition to LINN Energy, Mr. Lederman is currently a member of the board, in his capacity as a Fir Tree Partner’s employee, of Amplify Energy (formally Memorial Production Partners), New Emerald Energy LLC, and Deer Finance, LLC.
Matthew Bonanno was appointed to the Successor’s Board on the Effective Date. Mr. Bonanno joined York Capital Management (“York”) in July 2010 and is a Partner of the firm. Mr. Bonanno joined York from the Blackstone Group, where he worked as an associate focusing on restructuring, recapitalization and reorganization transactions. Prior to joining the Blackstone Group, he worked on financing and strategic transactions at News Corporation and as an investment banker at JP

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

Morgan and Goldman Sachs. Mr. Bonanno is currently a member of the board, in his capacity as a York employee, of Rever Offshore AS, all entities incorporated pursuant to York’s partnership with Costamare Inc. and Augustea Bunge Maritime, Next Decade LLC and Vantage Drilling Co.
Philip Brown was appointed to the Successor’s Board on the Effective Date. Mr. Brown joined P. Schoenfeld Asset Management (“PSAM”) in 2009 and is a Partner of the firm where he focuses on credit-oriented investments across various industries. Prior to joining PSAM, Mr. Brown held positions at Sun Capital Partners, Inc., an operationally-focused private equity firm, and Buckeye Capital Partners, an event-driven hedge fund. He began his career as an investment banking analyst at Wasserstein Perella & Co.
Kevin Mahony was appointed to the Successor’s Board on the Effective Date. Mr. Mahony is a Principal at Centerbridge Partners (“Centerbridge”), which he joined in July 2014. Prior to joining Centerbridge, Mr. Mahony was an associate at Oaktree Capital Management in its Global Principal Group and an investment banking analyst at Lazard in its Restructuring Group. He is currently a member of the board of directors, in his capacity as a Centerbridge employee, of Genco Shipping & Trading.
Andrew Taylor was appointed to the Successor’s Board on the Effective Date. Mr. Taylor is a member of the investment team of Elliott Management Corporation (“Elliott”), a New York-based trading firm, where he is responsible for various corporate investments. Prior to joining Elliott in 2015, Mr. Taylor held similar positions in BlackRock’s Distressed Products Group, R3 Capital Partners and the Global Principal Strategies team at Lehman Brothers.
Arden L. Walker, Jr. is the Successor’s Executive Vice President and Chief Operating Officer and has served in such capacity since the Effective Date. He previously served as the Predecessor’s Executive Vice President and Chief Operating Officer from January 2011 to February 2017. From January 2010 to January 2011, Mr. Walker served as Senior Vice President and Chief Operating Officer. Mr. Walker joined the Company in February 2007 as Senior Vice President, Operations and Chief Engineer. Mr. Walker is a member of the Society of Petroleum Engineers and Independent Petroleum Association of America. He also serves on the board of the Sam Houston Area Council of the Boy Scouts of America.
Thomas E. Emmons is the Successor’s Senior Vice President – Corporate Services and has served in such capacity since the Effective Date. He previously served as the Predecessor’s Senior Vice President – Corporate Services from January 2014 to February 2017. From September 2012 to January 2014, Mr. Emmons served as Vice President – Corporate Services and from August 2008 to September 2012, Mr. Emmons served as Vice President, Human Resources and Environmental, Health and Safety.
Jamin B. McNeil is the Successor’s Senior Vice President – Houston Division Operations and has served in such capacity since the Effective Date. He previously served as the Predecessor’s Senior Vice President – Houston Division Operations from January 2014 to February 2017. From June 2007 to January 2014, Mr. McNeil served as Vice President – Houston Division Operations. Mr. McNeil is a member of the Society of Petroleum Engineers.
Candice J. Wells is the Successor’s Senior Vice President, General Counsel and Corporate Secretary and has served in such capacity since the Effective Date. She previously served as the Predecessor’s Senior Vice President, General Counsel and Corporate Secretary from January 2016 to February 2017. From October 2013 to January 2016, Ms. Wells served as Vice President, General Counsel and Corporate Secretary. From March 2013 to October 2013, Ms. Wells served as Vice President, acting General Counsel and Corporate Secretary and from September 2011 to March 2013, she served as Vice President, Assistant General Counsel and Corporate Secretary.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC and any exchange or other system on which such securities are traded or quoted, initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity securities. Officers, directors and more than 10% stockholders are required by the SEC’s regulations to furnish the Company and any exchange or other system on which such securities are traded or quoted with copies of all Section 16(a) forms they filed with the SEC.

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all reporting obligations of the Company’s officers, directors and more than 10% stockholders under Section 16(a) were satisfied during the year ended December 31, 2016.
CORPORATE GOVERNANCE
Governance Guidelines and Codes of Ethics
The Company’s Board has adopted Corporate Governance Guidelines to assist it in the exercise of its responsibility to provide effective governance over the Company’s affairs for the benefit of its shareholders. In addition, the Company has adopted a Code of Business Conduct and Ethics, which sets forth legal and ethical standards of conduct for all the Company’s employees, as well as the Company’s directors. The Company also has adopted a separate code of ethics which applies to the Company’s Chief Executive Officer and Senior Financial Officers. All of these documents are available on the Company’s website, www.linnenergy.com, and will be provided free of charge to any shareholder requesting a copy by writing to the Company’s Corporate Secretary, Linn Energy, Inc., 600 Travis, Houston, Texas 77002. If any substantive amendments are made to the Code of Ethics for the Company’s Chief Executive Officer and Senior Financial Officers or if the Company grants any waiver, including any implicit waiver, from a provision of such code, the Company will disclose the nature of such amendment or waiver within four business days on its website. The information on the Company’s website is not, and shall not be deemed to be, a part of this filing or incorporated into any other filings the Company makes with the SEC.
Communications to the Company’s Board of Directors
The Company’s Board has a process in place for communication with shareholders. Shareholders should initiate any communications with the Company’s Board in writing and send them to LINN Energy’s Board c/o Candice J. Wells, Senior Vice President, General Counsel and Corporate Secretary, Linn Energy, Inc., 600 Travis, Houston, Texas 77002. All such communications will be forwarded to the appropriate directors. This centralized process will assist the Company’s Board in reviewing and responding to shareholder communications in an appropriate manner. If a shareholder wishes for a particular director or directors to receive any such communication, the shareholder must specify the name or names of any specific Board recipient or recipients in the communication. Communications to the Company’s Board must include the number of shares owned by the shareholder as well as the shareholder’s name, address, telephone number and email address, if any.
The following information relates to the Predecessor and the activities of the Predecessor’s Board of Directors for the year ended December 31, 2016. The applicable information for the period following the Effective Date will be contained in the Company’s Annual Report on Form 10-K and any amendments for the year ended December 31, 2017.
Meetings of the Predecessor’s Board of Directors; Executive Sessions
The Predecessor’s Board held regular and special meetings from time to time as necessary. Regular meetings may be held without notice on dates set by the Predecessor’s Board. Special meetings of the Predecessor’s Board may be called with reasonable notice to each member upon request of the Chairman of the Board or upon the written request of any three Board members. A quorum for a regular or special meeting will exist when a majority of the members are participating in the meeting either in person or by conference telephone. Any action required or permitted to be taken at a Board meeting may be taken without a meeting, without prior notice and without a vote if all of the members sign a written consent authorizing the action.
During 2016, the Predecessor’s Board held five regular and nine special meetings. The standing committees of the Company’s Board held an aggregate of nine meetings during this period. Each director attended at least 75% of the aggregate number of meetings of the Board and committees on which he served.
The Corporate Governance Guidelines adopted by the Predecessor’s Board provide that the independent directors will meet in executive session at least quarterly, or more frequently if necessary. The lead director will chair the executive sessions of the independent directors.

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

Leadership Structure of the Predecessor
The Predecessor’s Nominating Committee believed that Mr. Ellis serving as both Chairman and Chief Executive Officer (“CEO”) was the most effective leadership structure for the Predecessor because it made clear that the Chairman of the Board and CEO is responsible for managing the Company’s business under the oversight and review of the Company’s Board, and enabled the Company’s CEO to act as a bridge between management and the Board, helping both to act with a common purpose.
Lead Director of the Predecessor
David D. Dunlap served as lead director of the Predecessor from February 2013 through January 2017. The lead director had clearly defined leadership authority and responsibilities, which included presiding at all meetings of the Board at which the Chairman of the Board was not present, including executive sessions of the independent directors, and served as liaison between the Chairman of the Board and the independent directors. The Company’s lead director was afforded direct and complete access to the Chairman of the Board at any time as such director deemed necessary or appropriate.
Risk Oversight
The Board provides oversight of the Company’s major risk exposures and the steps management has taken to monitor and manage such exposures. The Board also consults with the Compensation Committee of the Board regarding the Company’s major risk exposures and whether the Company’s compensation policies and practices create risks that are reasonably likely to have a material adverse effect on the Company. The Predecessor’s Compensation Committee determined that, with respect to 2016, the Company’s compensation policies and practices did not create risks that are reasonably likely to have a material adverse effect on the Company.
Committees of the Predecessor’s Board of Directors
The Predecessor’s Board had standing Audit, Compensation and Nominating and Governance Committees. Each member of these committees was an independent director in accordance with the listing standards of the NASDAQ Global Select Market (“NASDAQ”) and applicable SEC rules. The Predecessor’s Board adopted a written charter for each of these committees, which sets forth each committee’s purposes, responsibilities and authority. Each committee reviews and assesses, on an annual basis, the adequacy of its charter and recommends any proposed modifications. These committee charters are available on the Company’s website at www.linnenergy.com. You may also contact Candice J. Wells, the Company’s Senior Vice President, General Counsel and Corporate Secretary at Linn Energy, Inc., 600 Travis, Houston, Texas 77002, to request paper copies free of charge. The following is a brief description of the functions and operations of the standing committees of the Predecessor’s Board.
Members of the Committees of the Predecessor’s Board of Directors

BOARD MEMBERS	AUDIT COMMITTEE	COMPENSATION COMMITTEE	NOMINATING AND GOVERNANCE COMMITTEE
David D. Dunlap
Mark E. Ellis
Stephen J. Hadden
Michael C. Linn
Joseph P. McCoy
Jeffrey C. Swoveland

Chair	Member

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

Audit Committee
The Audit Committee assists the Company’s Board in its general oversight of the Company’s financial reporting, internal controls, audit functions and oil and natural gas reserves, and is directly responsible for the appointment, retention, compensation and oversight of the work of the Company’s independent public accountant. During 2016, the Audit Committee held five meetings. In 2016, each member of the Audit Committee was “independent” as defined by the NASDAQ listing standards and applicable SEC rules, and was financially literate. Mr. McCoy was designated the “audit committee financial expert” for 2016.
The Company’s Audit Committee also reviews, on an annual basis, related party transactions and other specific matters that the Company’s Board believes may involve conflicts of interest. The Audit Committee determines if the related party transaction or resolution of the conflict of interest is in the best interest of the Company. In accordance with the Predecessor’s limited liability company agreement, any conflict of interest matters approved by the Audit Committee was conclusively deemed to be fair and reasonable to the Company and approved by all of the Company’s unitholders. The report of the Company’s Audit Committee appears under the heading “Report of the Audit Committee.”
As of the Effective Date, the members of the Predecessor’s Audit Committee were replaced with board members appointed in accordance with the New Charter Documents and a new Audit Committee was formed. The Successor’s Audit Committee is composed of Messrs. Bonanno (Chair), Brown, Lederman, Mahony and Taylor (“New Audit Committee”).
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
During 2016, the Compensation Committee held three meetings. During 2016, each of the Compensation Committee members was “independent” as defined by the NASDAQ listing standards. All Compensation Committee members in 2016 were also “non-employee directors” as defined by Rule 16b-3 under the Exchange Act and “outside directors” under Rule 162(m) of the Internal Revenue Code (the “Code”). The report of the Company’s Compensation Committee appears under the heading “Compensation Committee Report.”
Procedures and Processes for Determining Executive and Director Compensation
Please refer to “Compensation Discussion and Analysis – The Compensation Committee,” for a discussion of the Compensation Committee’s procedures and processes for making compensation determinations.
Compensation Committee Interlocks and Insider Participation
In 2016, no member of the Predecessor’s Compensation Committee served as a member of the board of directors or compensation committee of any entity that had one or more executive officers serving as a member of the Predecessor’s Board or Compensation Committee. No member of the Predecessor’s Compensation Committee had ever been an officer or employee of the Company. There are no family relationships among any of the Company’s directors or executive officers.
As of the Effective Date, the members of the Predecessor’s Compensation Committee were replaced with board members appointed in accordance with the New Charter Documents and a new Compensation Committee was formed. The Successor’s Compensation Committee is composed of Messrs. Taylor (Chair), Bonanno, Brown, Lederman and Mahony (“New Compensation Committee”).

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

Nominating and Governance Committee
The Predecessor’s Nominating Committee’s primary responsibilities were to: (i) develop criteria, recruit and recommend candidates for election to the Company’s Board, (ii) develop and recommend corporate governance guidelines to the Company’s Board, and to assist the Company’s Board in implementing such guidelines, (iii) lead the Company’s Board in its annual review of the performance of the Board and its Committees, (iv) review and recommend to the Board amendments, as appropriate, to the Company’s Code of Business Conduct and Ethics and the Company’s Code of Ethics for Chief Executive Officer and Senior Financial Officers and (v) assess the independence of each non-employee director and to determine whether a director qualified as an “audit committee financial expert.” The Predecessor’s Nominating Committee considered the following qualifications, along with such other individual qualities the Board identified from time to time, for director nominees:

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
The Predecessor’s Nominating Committee evaluated each nominee based upon a consideration of a nominee’s qualification as independent and consideration of diversity, age, skills and experience in the context of the needs of the Board as described in the Company’s Corporate Governance Guidelines. The Predecessor’s Nominating Committee did not have a policy with regard to the consideration of diversity in identifying director nominees. Diversity, including diversity of experience, professional expertise, gender, race and age, was one factor outlined in the Company’s Corporate Governance Guidelines that the Predecessor’s Nominating Committee considered in evaluating a nominee. The Predecessor’s Nominating Committee relied on various sources to identify director nominees. These included input from directors, management, professional search firms and others that the Predecessor’s Nominating Committee determined were reliable.
In 2016, the Predecessor’s Nominating Committee held one meeting and each member of the Predecessor’s Nominating Committee was “independent” as defined by the NASDAQ listing standards.
Prior to the Effective Date, the Predecessor’s Nominating Committee considered director candidate suggestions made by unitholders in the same manner as other candidates. Subsequent to the Effective Date, the Board does not have a Nominating and Governance Committee and directors and nominees are selected in accordance with the New Charter Documents.
Report of the Audit Committee
The Audit Committee oversees the Company’s financial reporting process on behalf of the Board. Management has the primary responsibility for the preparation of the financial statements and the reporting process, including the systems of internal control.
With respect to the consolidated financial statements for the year ended December 31, 2016, the New Audit Committee reviewed and discussed the consolidated financial statements of LINN Energy and the quality of financial reporting with management and the independent public accountant. In addition, it discussed with the independent public accountant the matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) on August 15, 2012. The New Audit Committee also discussed

Item 10.    Directors, Executive Officers and Corporate Governance - Continued

with the independent public accountant its independence from LINN Energy and received from the independent public accountant the written disclosures and the letter from the independent public accountant complying with the applicable requirements of the PCAOB regarding the independent public accountant’s communications with the New Audit Committee concerning independence. The New Audit Committee determined that the non-audit services provided to LINN Energy by the independent public accountant are compatible with maintaining the independence of the independent public accountant.
Based on the reviews and discussions described above, the New Audit Committee recommended to the Company’s Board that the consolidated financial statements of LINN Energy be included in the Original Filing.

Submitted By:
Audit Committee
Matthew Bonanno (Chair) Philip Brown Evan Lederman Kevin Mahony Andrew Taylor
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
Item 11.    Executive Compensation
2016 Executive Summary
Throughout 2015 and early 2016, the Company undertook a number of actions to address the impact of continued low commodity prices and the Company’s level of indebtedness, including minimizing capital expenditures, further reducing its recurring operating expenses and repurchasing and exchanging certain of its unsecured debt obligations. Despite taking these actions, the Company was ultimately unable to ensure sufficient liquidity to satisfy its debt service obligations, meet other financial obligations and comply with its debt covenants. As a result, the Company and its subsidiaries and affiliates filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in May 2016.
The Company maintained normal business operations throughout the course of the bankruptcy and received confirmation of a plan of reorganization, which enabled the Company to emerge from bankruptcy on February 28, 2017. However, the Company’s efforts at restructuring and ultimate bankruptcy filing significantly impacted the Company’s compensation practices during 2016, and limitations under the Bankruptcy Code effectively prohibited the Company from following its normal compensation program and calendar. Because 2016 was an unprecedented year, the Company’s pay practices during 2016 were tied to its successful reorganization and are specific to 2016 only.
2016 Executive Compensation Highlights and Compensation Philosophy
At the beginning of 2016, the Predecessor’s Compensation Committee extended the salary freeze in effect for all Named Officers whose base salaries had remained unchanged since 2014, other than with respect to Mr. Rottino whose base salary was increased upon his promotion to Chief Financial Officer in 2015. The Company has historically used traditional compensation elements of base salary, annual cash incentives, long-term equity-based incentives and employee benefits to deliver competitive compensation. Because of the expected focus on restructuring throughout 2016, the Predecessor’s Compensation Committee sought to adopt an entirely new compensation structure designed to address the challenges of incentivizing and retaining Named Officers and all employees during this time. The Compensation Committee retained the compensation consultant Alvarez & Marsal (“A&M”) to assist in developing a plan. As a result of this process, the Predecessor’s Compensation Committee adopted the Linn Energy, LLC Executive Incentive Plan (“Incentive Plan”) in February 2016, which provided quarterly cash based compensation to the Company’s Named Officers upon the achievement

Item 11.    Executive Compensation - Continued

of certain performance metrics, and determined to discontinue any equity-based awards under the Predecessor’s Long Term Incentive Plan (“LTIP”). Furthermore, because the Company’s Plan provided that the Company’s pre-petition equity would be canceled as of the Effective Date with no recovery for the Company’s previous unitholders, in December 2016, the Company canceled all unvested equity awards that its Named Officers or former directors held related to the Company’s pre-petition units.
The Company’s “Named Officers” for 2016 discussed below are:

•	Mark E. Ellis, the Predecessor’s Chairman, President and Chief Executive Officer (President and Chief Executive Officer as of the Effective Date);

•	David B. Rottino, the Company’s Executive Vice President and Chief Financial Officer;

•	Arden L. Walker, Jr., the Company’s Executive Vice President and Chief Operating Officer;

•	Jamin B. McNeil, the Company’s Senior Vice President – Houston Division Operations; and

•	Thomas E. Emmons, the Company’s Senior Vice President – Corporate Services.
The Predecessor’s Compensation Committee
The Compensation Committee has overall responsibility for the approval, evaluation and oversight of all the Company’s compensation plans, policies and programs. The fundamental responsibilities of the Committee are to: (i) establish the goals, objectives and policies relevant to the compensation of the Company’s senior management, and evaluate performance in light of those goals to determine compensation levels, (ii) approve and administer the Company’s incentive compensation plans, (iii) set compensation levels and make awards under incentive compensation plans that are consistent with the Company’s compensation principles and the Company’s performance and (iv) review the Company’s disclosure relating to compensation. The Committee also has responsibility for evaluating compensation paid to the Company’s non-employee directors.
The Compensation Setting Process
Compensation Committee Meetings. The Compensation Committee holds regular quarterly meetings each year, which coincide with the Company’s quarterly Board meetings. It also holds additional meetings as required to carry out its duties. The Committee Chairman works with the Company’s Corporate Secretary to establish each meeting agenda. Given the restructuring process and subsequent constraints of the Bankruptcy Code, the Compensation Committee’s process in 2016 was different than prior years and was focused on crafting a new compensation program applicable to the specific circumstances of 2016.
Role of Compensation Consultant. The Committee’s Charter grants the Committee the sole and direct authority to retain and terminate compensation advisors and to approve their fees. All such advisors report directly to the Compensation Committee, and all assignments are directed by the Committee Chairman. Historically, the Committee had engaged Meridian Compensation Partners, LLC (“Meridian”) to assist the Committee in assessing and determining competitive compensation packages for the Company’s executive officers and did so again on a limited basis for 2016. Although Meridian reviewed data of companies that would have been considered the Company’s peers historically, a formal peer group was not selected and utilized for compensation purposes given the Company’s restructuring in 2016. Meridian provided general advice along with limited peer data to assist the Committee in setting appropriate targets for incentive compensation. In addition to its limited engagement of Meridian, the Committee also engaged A&M in 2016 to provide specific advice related to compensation practices during a restructuring process. A&M considered data from other companies similarly situated to the Company during 2016, including those involved in formal and informal restructuring processes. Neither Meridian nor A&M did any other work for the Company in 2016, other than testimony provided by A&M in court proceedings related to the Company’s bankruptcy filing. Prior to Meridian or A&M providing any services in 2016, the Committee assessed the independence of Meridian and A&M pursuant to SEC rules and concluded that no conflict of interest exists that would prevent either Meridian or A&M from independently representing the Committee.

Item 11.    Executive Compensation - Continued

2016 Executive Compensation Components
For 2016, the principal components of compensation for Named Officers were:

•	Base salary;

•	Opportunities for quarterly cash incentive payments under the Incentive Plan; and

•	Other benefits available to all employees
Base Salary. The Company provides Named Officers and other employees with a base salary to provide them with a reasonable base level of monthly income relative to their role and responsibilities. In 2016, each of the Company’s Named Officers, other than Mr. McNeil and Mr. Emmons, had an employment agreement (the “Old Employment Agreements”) that provided for a minimum level of base salary and upward adjustments at the discretion of the Company’s Board; however, approval of the Old Employment Agreements was not sought from the Bankruptcy Court so their applicability during 2016 is uncertain. New employment agreements were entered into with each of the Named Officers as of the Effective Date.
2016 Executive Incentive Plan. As part of a comprehensive new compensation program for 2016 for all employees, executive officers and independent directors, the Predecessor’s Compensation Committee adopted the Incentive Plan which was intended to enable Named Officers to earn cash compensation for 2016. Pursuant to the terms of the Incentive Plan, the Committee assigned a target incentive award to each participant. The target incentive award was intended to approximate the sum of the participant’s (i) target bonus amount under the Predecessor’s historical Employee Incentive Compensation Program (“EICP”) and (ii) target annual long term incentive amount under the Predecessor’s LTIP, each as determined by the Committee using competitive market data. Payments under the Incentive Plan were made quarterly based on achievement of performance goals established by the Committee, although the Committee had discretion to award (and actually did award) for the first quarter of 2016 only, the payment based solely on a participant’s continued employment with the Company through the end of such quarter. The total amount of all payments under the Incentive Plan may not exceed the amount of the participant’s target incentive award. The Incentive Plan was submitted to the Bankruptcy Court and approved on August 1, 2016. Pursuant to the Bankruptcy Court’s order, all payments under the Incentive Plan were permitted to be paid and not subject to disgorgement.
Generally, a participant must be employed by the Company on the applicable payment date in order to earn a quarterly payment with respect to the target incentive award. However, if a participant was terminated involuntarily by the Company without “Cause,” terminated employment voluntarily due to “Good Reason” or was terminated due to death or “Disability” (with all capitalized terms defined in the Incentive Plan), then the participant would receive a pro-rated amount of the quarterly payment the participant would have earned for the quarter in which the termination occurs had the participant remained employed through the applicable payment date.
On February 2, 2016, the following target awards under the Incentive Plan were granted to the Company’s Named Officers:

Executive Officer	Title	Target Incentive Award
Mark E. Ellis	Chairman, President and Chief Executive Officer	$6,900,000
David B. Rottino	Executive Vice President and Chief Financial Officer	$2,700,000
Arden L. Walker, Jr.	Executive Vice President and Chief Operating Officer	$2,700,000
Jamin B. McNeil	Senior Vice President – Houston Division Operations	$1,131,250
Thomas E. Emmons	Senior Vice President – Corporate Services	$1,108,750
The Predecessor’s Compensation Committee approved the following performance targets under the Incentive Plan and each quarter upon review of the Company’s financial and operating results, approved an award to each Named Officer at the Target payout.

Item 11.    Executive Compensation - Continued

	Q2			Q3			Q4
Metric (Equally Weighted)	Threshold (50% Payout)	Target (100% Payout)	Maximum (200% Payout)	Threshold (50% Payout)	Target (100% Payout)	Maximum (200% Payout)	Threshold (50% Payout)	Target (100% Payout)	Maximum (200% Payout)
Volumes (MMcfe)	90,477	93,275	96,073	92,685	95,552	98,419	90,512	93,311	96,110
Cash Costs LOE ($ Millions)	$151,661	$144,439	$137,217	$141,939	$135,180	$128,421	$141,163	$134,441	$127,719
LOE Cash Cost ($/Mcfe)				1.53	1.41	1.30	1.56	1.44	1.33
Cash Costs G&A ($ Millions)	$58,137	$55,369	$52,601	$52,814	$50,229	$47,784	$51,191	$48,753	$46,315
“Say on Pay” Vote
In accordance with its New Charter Documents, the Company will not have an annual meeting of shareholders in 2017; thus it is anticipated that the Company’s next advisory vote on its executive compensation program will be the Company’s 2018 annual meeting of shareholders.
Unit Ownership Guidelines
In 2015, due to continued low commodity prices and the resulting low unit price, the Committee suspended its minimum unit ownership guidelines for the Company’s executive officers and non-employee directors and that suspension continued through 2016. The New Compensation Committee has not yet considered imposing stock ownership guidelines given the Company’s recent emergence from bankruptcy.
Restrictions on Pledging and Derivative Transactions
The Company’s Policy on Trading in Securities prohibits Named Officers and directors from pledging any Company securities as collateral for a loan, as well as prohibits any kind of derivative transaction involving Company securities.
Termination Arrangements and Change of Control Provisions
To attract and retain talented executives, the Committee has historically provided change of control and/or severance benefits to the Company’s Named Officers through either the Company’s Severance Plan, Change of Control Protection Plan (the “COC Plan”) or an individual employment agreement. However, the Bankruptcy Code requires approval by the Bankruptcy Court of any compensation plan that anticipates payments to “insiders” as that term is defined in the Bankruptcy Code. The COC Plan, to the extent it applied to “insiders,” would have required approval by the Bankruptcy Court and the Company elected not to submit the COC Plan to the Bankruptcy Court for approval. The Severance Plan was approved by the Bankruptcy Court only insofar as it applies to non-insiders. The Company also elected not to seek approval of the Old Employment Agreements; thus the applicability of the severance and change of control provisions of those agreements is uncertain. For purposes of the below tabular disclosures, the Company has assumed that neither the COC Plan, the Severance Plan, nor the Old Employment Agreements were in effect as of December 31, 2016 and that Named Officers were entitled only to the payments that would be due under the terms of the Incentive Plan (more fully described below).
Other Benefits
Perquisites
The Company believes in a simple, straightforward compensation program and as such, Named Officers have not in the past been provided unique perquisites or other personal benefits. The Compensation Committee periodically reviews the Company’s charitable contributions, the use of aircraft, vehicles and other potential perquisites that could result in personal benefits to the Company’s Named Officers. Other than as described below, consistent with the Compensation Committee’s

Item 11.    Executive Compensation - Continued

general strategy, no perquisites or other personal benefits exceeded $10,000 for any of the Company’s Named Officers in 2016.
Tax Preparation
In an effort to provide for consistent personal income tax treatment among the Company’s Named Officers, the Predecessor’s Compensation Committee authorized reimbursement, in an amount up to $10,000 per year, for personal income tax preparation services for each of the Company’s Named Officers.
Retirement Savings Plan
All employees, including the Company’s Named Officers, may participate in the Company’s Retirement Savings Plan, or 401(k) Plan. The Company provides this plan to help the Company’s employees save for retirement in a tax-efficient manner. Employees, including Named Officers, can contribute the maximum amount allowed by law. In 2016, the Company made a matching contribution equal to 100% of the first 6% of eligible compensation contributed by the employee on a before-tax basis. As contributions are made throughout the year, plan participants become fully vested in the amounts contributed.
Nondiscriminatory Health and Welfare Benefits
All eligible employees, including the Company’s Named Officers, may participate in the Company’s health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.
Tax and Accounting Implications
Code Section 162(m). Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation over $1 million paid to the principal executive officer, the principal financial officer and the three additional most highly compensated executive officers of a company (other than the principal executive officer or the principal financial officer), as reported in that company’s most recent proxy statement. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation; however, due to the Predecessor’s status as a publicly traded partnership for tax purposes rather than a publicly held corporation, the Predecessor believed that the provisions of Section 162(m) were not applicable to it. The Successor is evaluating the impact of 162(m) on its compensation practices since it emerged from bankruptcy as a C corporation.
Code Section 280G and Code Section 4999. The Company considers the impact of Sections 280G and 4999 of the Code in determining the Company’s post-termination compensation, and provides reimbursement for any excise tax, interest and penalties incurred if payments or benefits received due to a change of control would be subject to an excise tax under Section 4999 of the Code.
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
Accounting for Equity-Based Compensation. The Company recognizes expense for equity-based compensation over the requisite service period in an amount equal to the fair value of equity-based payments granted.
2017 Executive Compensation Elements
Compensation for the Company’s Named Officers for 2017 was established pursuant to the Plan. The primary elements include base salary, annual cash bonus and long-term equity incentives. In February 2017, Named Officers were awarded restricted stock units as well as certain profits interests in a subsidiary of the Company.

Item 11.    Executive Compensation - Continued

COMPENSATION COMMITTEE REPORT
The New Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the New Compensation Committee recommended to the Company’s Board that the Compensation Discussion and Analysis be included in this Amended Filing.

Submitted By:
Compensation Committee Andrew Taylor (Chair) Matthew Bonanno Philip Brown Evan Lederman Kevin Mahony
The New Compensation Committee was not responsible for establishing the 2016 compensation described in this filing. Compensation paid to Named Officers in 2016 was paid in accordance with applicable orders of the Bankruptcy Court. Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act or the Exchange Act that might incorporate this Amended Filing or future filings with the SEC, in whole or in part, the preceding report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent the foregoing report is specifically incorporated by reference therein.
2016 SUMMARY COMPENSATION TABLE
The following table sets forth certain information with respect to the compensation paid for the fiscal years ended December 31, 2016, 2015 and 2014 to the Company’s Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers (collectively, the “Named Officers”):

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name & Principal Position	Year	Salary ($)	Bonus ($)	Unit Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($) (6)
Mark E. Ellis –	2016	900,000	—	—	—	6,900,000	25,900	7,825,900
Chairman, President and Chief Executive Officer	2015	900,000	—	5,002,163	—	983,250	25,900	6,911,313
	2014	900,000	—	7,586,711	—	1,191,000	397,308	10,075,019
David B. Rottino –	2016	500,000	—	—	—	2,700,000	25,900	3,225,900
Executive Vice President and Chief Financial Officer	2015	500,000	—	1,731,506	—	427,500	25,900	2,684,906
	2014	470,000	—	2,334,361	—	487,000	25,600	3,316,961
Arden L. Walker, Jr. –	2016	500,000	—	—	—	2,700,000	25,900	3,225,900
Executive Vice President and Chief Operating Officer	2015	500,000	—	1,731,506	—	427,500	25,900	2,684,906
	2014	500,000	—	2,451,056	—	518,000	25,600	3,494,656
Jamin B. McNeil –	2016	375,000	—	—	—	1,131,250	25,900	1,532,150
Senior Vice President – Houston Division Operations (1)	2015	375,000	—	654,182	—	267,188	25,900	1,322,270
	2014	375,000	—	922,551	—	324,000	25,600	1,647,151
Thomas E. Emmons –	2016	345,000	—	—	—	1,108,750	25,900	1,479,650
Senior Vice President – Corporate Services (2)

(1)	Mr. McNeil has been an employee of the Company since June 2007. Mr. McNeil became classified as a Named Officer during 2014.

(2)	Mr. Emmons has been an employee of the Company since July 2007. Mr. Emmons became classified as a Named Officer during 2016.

Item 11.    Executive Compensation - Continued

(3)
The amounts in columns (e) and (f) reflect the aggregate grant date fair value of equity-based awards granted under the Predecessor’s LTIP, computed in accordance with FASB ASC Topic 718. The value ultimately realized upon the actual vesting of the award(s) or the exercise of the stock option(s) may or may not be equal to this determined value. The values in the “Unit Awards” column represent the grant date fair values for both restricted unit and performance unit awards (assuming performance at target). The performance unit awards were subject to market conditions. No performance units vested and no amounts were paid to settle such awards. The Company granted no share-based awards during the year ended December 31, 2016. In December 2016, the Company canceled all of its then-outstanding nonvested restricted units, phantom units and performance unit awards, as well as its then-outstanding unit options, without consideration given to the employees. There were no awards outstanding under the LTIP as of December 31, 2016.

(4)
The amounts in column (g) for 2016 reflect cash payments under the Incentive Plan that were paid in four installments in March 2016, July 2016, October 2016 and January 2017. The amounts in column (g) for 2015 and 2014 reflect the cash EICP awards approved by the Predecessor’s Compensation Committee under the Predecessor’s EICP for performance. The 2015 amounts were not actually paid until January 2016 and the 2014 amounts were not actually paid until February 2015.

(5)
For each Named Officer, the amount shown in column (h) reflects (1) matching contributions allocated by the Company to each of the Company’s Named Officers pursuant to the Retirement Savings Plan (which is more fully described under the heading “―Other Benefits”) and (2) $10,000 paid by the Company for reimbursement of certain tax preparation expenses. Mr. Ellis’ 2014 amount also includes approximately $371,708 paid by the Company for personal usage of company-leased aircraft.

(6)
Distributions paid on issued, but unvested units pursuant to the equity awards are not included in the Summary Compensation Table because the fair value shown in column (e) reflects the value of distributions. Distributions, if any, were paid to the Company’s Named Officers at the same rate as all unitholders. Monthly distributions were paid by the Predecessor through September 2015. In October 2015, following the recommendation from management, the Predecessor’s Board determined to suspend payment of the Predecessor’s distribution.

Distributions paid to Named Officers on unvested restricted units in 2016, 2015 and 2014 are shown below.

Named Officer	2016 ($)	2015 ($)	2014 ($)
Mark E. Ellis	—	479,354	936,404
David B. Rottino	—	154,279	249,711
Arden A. Walker, Jr.	—	166,153	334,990
Jamin B. McNeil	—	65,748	132,290
Thomas E. Emmons	—
Narrative Disclosure to the 2016 Summary Compensation Table
The Company did not seek Bankruptcy Court approval for the employment agreements described below for the Named Officers; thus the applicability of each during 2016 is uncertain. Named Officer compensation during 2016 was in accordance with the orders issued by the Bankruptcy Court. As of the Effective Date, the Company entered into a new employment agreement with each of the Named Officers.
2016 GRANTS OF PLAN-BASED AWARDS
The Company granted no plan-based equity awards during the year ended December 31, 2016. See Summary Compensation Table above for disclosure of cash payments under the Incentive Plan.
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016
In December 2016, the Company canceled all of its then-outstanding nonvested restricted units, phantom units and performance unit awards, as well as its then-outstanding unit options, without consideration given to the employees. There were no equity-based awards outstanding under the Predecessor’s LTIP as of December 31, 2016.

Item 11.    Executive Compensation - Continued

2016 OPTION EXERCISES AND UNITS VESTED

	Option Awards		Unit Awards
(a)	(b)	(c)	(d)	(e)
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Mark E. Ellis (2)	—	—	235,381	245,706
David B. Rottino (3)	—	—	72,604	77,040
Arden L. Walker, Jr. (4)	—	—	82,543	85,868
Jamin B. McNeil (5)	—	—	31,644	33,121
Thomas E. Emmons (6)	—	—	30,663	32,258

(1)	The value realized represents the total fair market value of the shares on the unit vesting date reported as earned compensation during 2016.

(2)	Mr. Ellis vested and sold 68,271 units to satisfy statutory federal payroll tax withholding requirements.

(3)	Mr. Rottino vested and sold 20,918 units to satisfy statutory federal payroll tax withholding requirements.

(4)	Mr. Walker vested and sold 24,065 units to satisfy statutory federal payroll tax withholding requirements.

(5)	Mr. McNeil vested and sold 9,042 units to satisfy statutory federal payroll tax withholding requirements.

(6)	Mr. Emmons vested and sold 8,726 units to satisfy statutory federal payroll tax withholding requirements.
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
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
Change of control and/or severance benefits were historically provided to the Company’s Named Officers through either the Company’s Severance Plan, the COC Plan or an individual employment agreement. However, the Bankruptcy Code requires approval by the Bankruptcy Court of any compensation plan that anticipates payments to “insiders” as that term is defined in the Bankruptcy Code. The COC Plan, to the extent it applied to “insiders,” would have required approval by the Bankruptcy Court and the Company elected not to submit the COC Plan to the Bankruptcy Court for approval. The Severance Plan was approved by the Bankruptcy Court only insofar as it applies to non-insiders. The Company also elected not to seek approval of the Old Employment Agreements; thus the applicability of the severance and change of control provisions of those agreements is uncertain. For purposes of the below tabular disclosures, the Company has assumed that neither the COC Plan, the Severance Plan, nor the Old Employment Agreements were in effect as of December 31, 2016 and that Named Officers were entitled only to the payments that would be due under the terms of the Incentive Plan.
Quantification of Payments on Termination
The chart below reflects the amount of compensation to each of the Company’s Named Officers in the event of termination of such officer’s employment pursuant to the Incentive Plan. The amounts shown are calculated assuming that such termination was effective as of December 31, 2016, and thus include amounts earned through such time (other than amounts payable pursuant to the Company’s Retirement Savings Plan) and are estimates of the amounts which would be paid to the executives

Item 11.    Executive Compensation - Continued

upon their termination. The actual amounts to be paid can only be determined at the time of the Named Officer’s actual separation from the Company.

Name and Reason for Termination	Severance Pay ($)	Bonus ($) (1)	Health Benefits ($)	Early Vesting of Equity Awards ($)	Estimated Tax Gross Up ($) (2)	Total ($)
Mark E. Ellis
Without cause or good reason	—	1,725,000	—	—	—	1,725,000
Change of Control	—	1,725,000	—	—	—	1,725,000
Disability or Death	—	1,725,000	—	—	—	1,725,000
David B. Rottino
Without cause or good reason	—	675,000	—	—	—	675,000
Change of Control	—	675,000	—	—	—	675,000
Disability or Death	—	675,000	—	—	—	675,000
Arden L. Walker, Jr.
Without cause or good reason	—	675,000	—	—	—	675,000
Change of Control	—	675,000	—	—	—	675,000
Disability or Death	—	675,000	—	—	—	675,000
Jamin B. McNeil
Without cause or good reason	—	282,813	—	—	—	282,813
Change of Control	—	282,813	—	—	—	282,813
Disability or Death	—	282,813	—	—	—	282,813
Thomas E. Emmons
Without cause or good reason	—	277,188	—	—	—	277,188
Change of Control	—	277,188	—	—	—	277,188
Disability or Death	—	277,188	—	—	—	277,188

(1)
The amounts shown above reflect payments under the Incentive Plan that were paid in January 2017. Under the Incentive Plan, if a Named Officer was terminated involuntarily by the Company without “Cause,” terminated employment voluntarily due to “Good Reason” or was terminated due to death or “Disability” (with all capitalized terms defined in the Incentive Plan), then the participant would receive a pro-rated amount of the quarterly payment the participant would have earned for the quarter in which the termination occurred had the participant remained employed through the applicable payment date.

(2)
Using a hypothetical termination date of December 31, 2016, the Company determined that none of the Company’s Named Officers would have “excess parachute payments” as defined in Section 280G of the Code; thus none would be entitled to a tax gross up.

DIRECTOR COMPENSATION
Historically, the Company has used a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on the Company’s Board. In setting director compensation, the Company considered the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill level required of members of the Company’s Board.
Annual Retainer and Fees. In 2016, each non-employee director of the Predecessor received the following cash compensation for serving on the Predecessor’s Board:

•	Annual cash retainer of $90,000 paid in four quarterly installments;

•	Annual committee chair fees of:

Item 11.    Executive Compensation - Continued

◦	$15,000 for the Predecessor’s Audit Committee chair paid in four quarterly installments;

◦	$10,000 for the Predecessor’s Compensation Committee chair paid in four quarterly installments;

◦	$7,500 for the Predecessor’s Nominating and Governance Committee chair paid in four quarterly installments; and

•	Annual LinnCo director fee of $15,000 (for directors serving on the boards of both LINN Energy and LinnCo) paid in four quarterly installments; and

•	Annual lead director fee of $10,000 paid in four quarterly installments.
Quarterly Cash Award in Lieu of Restricted Unit Grants. In January 2016, the Predecessor’s Compensation Committee approved a cash award of $161,500 to be paid in quarterly installments in lieu of the traditional equity grant to non-employee directors.
2016 DIRECTOR SUMMARY COMPENSATION TABLE
The table below summarizes the compensation the Company paid to its non-employee directors for the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash ($)
David D. Dunlap	273,500
Stephen J. Hadden	269,500
Michael C. Linn	260,500
Joseph P. McCoy	294,250
Jeffrey C. Swoveland	273,500
Mark E. Ellis, the Company’s President and Chief Executive Officer, is not included in this table as he was an employee in 2016 and thus received no additional compensation for his service as director. Mr. Ellis’ compensation is shown in the Summary Compensation Table above.
The Successor’s Board is not currently receiving compensation from the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of April 15, 2017, the number of units beneficially owned by: (i) each person who is known to the Company to beneficially own more than 5% of a class of LINN Energy Class A Common stock; (ii) the current directors of the LINN Energy Board; (iii) each named executive officer; and (iv) all current directors and executive officers of the Company as a group. The Company obtained certain information in the table from filings made with the SEC. Unless otherwise noted, each beneficial owner has sole voting power and sole investment power.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Continued

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned
5% Shareholders:
Elliott funds (2)	17,292,322	19.4%
Fir Tree funds (3)	16,107,618	18.1%
York Capital funds (4)	10,363,461	11.6%
Named Executive Officers and Directors:
Mark E. Ellis (5)(6)	148,717	*
David B. Rottino (5)(7)	63,205	*
Arden L. Walker, Jr. (5)(8)	63,205	*
Jamin B. McNeil (5)(9)	32,222	*
Thomas E. Emmons (5)(10)	32,222	*
Candice J. Wells (5)(11)	32,222	*
Evan Lederman	—	*
Matthew Bonanno	—	*
Kevin Mahony	—	*
Andrew Taylor	—	*
Philip Brown	—	*
Executive Officers and Directors as a Group (11 persons) (5)	371,793	*
_________________
*    Less than 1%.

(1)
The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The number of shares beneficially owned by a person includes shares of common stock underlying any derivative securities that are currently exercisable or vested or will be exercisable or vested within 60 days of April 15, 2017. The shares issuable under any such securities are treated as outstanding for computing the percentage ownership of the person holding these securities, but are not treated as outstanding for the purposes of computing the percentage ownership of any other person.

(2)
Consists of (i) 11,758,723 shares held of record by Luxembourg Investment Company 162 S.à.r.l. (“Luxembourg”) and (ii) 5,533,599 shares held of record by Elliott Associates, L.P. (“Elliott Associates”). Elliott International, L.P., a Cayman Islands limited partnership (“Elliott LP”), owns all of the shares of Luxembourg. Hambledon, Inc., a Cayman Islands corporation controlled by Paul E. Singer, is the sole general partner of Elliott LP (“Elliott GP”). Each of Elliott LP, Mr. Singer and Elliott GP has voting and investment power with respect to the shares held by Luxembourg and may be deemed to be the beneficial owners thereof. Each of Mr. Singer, Elliott Capital Advisors, L.P., a Delaware limited partnership controlled by Mr. Singer, and Elliott Special GP, LLC, a Delaware limited liability company controlled by Mr. Singer, is a general partner of Elliott Associates, has shared voting and investment power with respect to the shares held by Elliott Associates and may be deemed to be the beneficial owners thereof. The address of each of the foregoing entities and Mr. Singer is c/o Elliott Management Corporation, 40 West 57th Street, New York, New York 10019.

(3)
Consists of (i) 600,592 shares held of record by Fir Tree Capital Opportunity Master Fund III, L.P., (ii) 2,000,006 shares held of record by Fir Tree Capital Opportunity Master Fund, L.P., (iii) 10,914,546 shares held of record by Fir Tree E&P Holdings VI, LLC, (iv) 1,259,731 shares owned by FT SOF IV Holdings, LLC and (v) 1,332,743 shares owned by FT SOF V Holdings, LLC (collectively, the “Fir Tree funds”). Each of Fir Tree Inc. (“Fir Tree”), the investment manager for the foregoing entities, and David Sultan, Managing Partner of Fir Tree, has voting and i

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Continued

nvestment power with respect to the shares owned by each of the Fir Tree funds and may be deemed to be beneficial owners thereof. The address of each of the foregoing entities and Mr. Sultan is c/o Fir Tree Inc., 55 West 46th Street, 29th Floor, New York, New York 10036.

(4)
Consists of (i) 1,456,130 shares held of record by York Capital Management, L.P., (ii) 3,442,800 shares held of record by York Credit Opportunities Investments Master Fund, L.P., (iii) 3,093,052 shares held of record by York Credit Opportunities Fund, L.P., (iv) 2,025,593 shares held of record by York Multi-Strategy Master Fund, L.P., (v) 105,918 shares held of record by York Select Master Fund, L.P., (vi) 199,095 shares held of record by York Select, L.P. and (vii) 40,873 shares held of record by Jorvik Multi-Strategy Master Fund, L.P. (collectively, the “York Capital funds”). York Capital Management Global Advisors, LLC (“YCMGA”) is the senior managing member of the general partner of each of the York Capital funds. James G. Dinan is the chairman of, and controls, YCMGA. Each of YCMGA and Mr. Dinan has voting and investment power with respect to the shares owned by each of the York Capital funds and may be deemed to be beneficial owners thereof. The address of the York Capital funds and Mr. Dinan is 767 Fifth Avenue, 17th Floor, New York, New York 10153.

(5)
The address of each beneficial owner is c/o Linn Energy, Inc., 600 Travis, Houston, Texas 77002. Represents restricted stock unit awards (“RSUs”) that vested upon the Effective Date. The respective recipients are entitled to receive the number of shares of common stock that correspond to the number of vested RSUs, less any shares of common stock withheld by the Company to satisfy the respective recipient’s tax obligations, on the earliest to occur of (i) the recipient’s Termination (as defined in the respective recipient’s RSU Award Agreement), (ii) the first anniversary of the Effective Date or (iii) a Change of Control (as defined in the respective recipient’s RSU Award Agreement).

(6)
Excludes shares of the Company’s Class A common stock issuable in the event Mr. Ellis exercises his right to convert 347,006 vested Class B units in Linn Energy Holdco LLC (“Holdco LLC”) into shares of the Company’s Class A common stock at the conversion ratio and in accordance with conversion procedures set out in Annex I of the Limited Liability Company Operating Agreement of Holdco LLC (the “Holdco Operating Agreement”).

(7)
Excludes shares of the Company’s Class A common stock issuable in the event Mr. Rottino exercises his right to convert 147,478 vested Class B units in Holdco LLC into shares of the Company’s Class A common stock at the conversion ratio and in accordance with conversion procedures set out in Annex I of the Holdco Operating Agreement.

(8)
Excludes shares of the Company’s Class A common stock issuable in the event Mr. Walker exercises his right to convert 147,478 vested Class B units in Holdco LLC into shares of the Company’s Class A common stock at the conversion ratio and in accordance with conversion procedures set out in Annex I of the Holdco Operating Agreement.

(9)
Excludes shares of the Company’s Class A common stock issuable in the event Mr. McNeil exercises his right to convert 75,185 vested Class B units in Holdco LLC into shares of the Company’s Class A common stock at the conversion ratio and in accordance with conversion procedures set out in Annex I of the Holdco Operating Agreement.

(10)
Excludes shares of the Company’s Class A common stock issuable in the event Mr. Emmons exercises his right to convert 75,185 vested Class B units in Holdco LLC into shares of the Company’s Class A common stock at the conversion ratio and in accordance with conversion procedures set out in Annex I of the Holdco Operating Agreement.

(11)
Excludes shares of the Company’s Class A common stock issuable in the event Ms. Wells exercises her right to convert 75,185 vested Class B units in Holdco LLC into shares of the Company’s Class A common stock at the conversion ratio and in accordance with conversion procedures set out in Annex I of the Holdco Operating Agreement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
In the ordinary course of the Company’s business, the Company purchases products or services from, or engages in other transactions with, various third parties. Occasionally, these transactions may involve entities that are affiliated with one or more members of the Company’s Board.
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
Related Party Transactions
Mr. Dunlap, a member of the Predecessor’s Board, is the President and Chief Executive Officer of Superior, which provides certain oilfield services to LINN Energy. For the year ended December 31, 2016, the Company incurred expenditures of approximately $5 million related to services rendered by Superior and its subsidiaries. The Board determined for 2016 that LINN Energy’s relationship with Superior would not interfere with Mr. Dunlap’s exercise of his independent judgment in carrying out his responsibilities as a director of LINN Energy.
Indemnification of Officers and Directors
The Predecessor’s limited liability company agreement provided that the Company would generally indemnify officers and members of the Predecessor’s board of directors against all losses, claims, damages or similar events. Subject to any terms, conditions or restrictions set forth in the Predecessor’s limited liability company agreement, Section 18-108 of the Delaware Limited Liability Company Act empowers a Delaware limited liability company to indemnify and hold harmless any member or manager or other person from and against all claims and demands whatsoever. The Predecessor has also entered into individual indemnity agreements with each of the Company’s executive officers and directors which supplement the indemnification provisions in the Predecessor’s limited liability company agreement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence - Continued

DIRECTOR INDEPENDENCE
The Predecessor’s Nominating Committee reviewed director independence on an annual basis and made a threshold determination as to the status of each director’s independence. After this initial determination was made, the Nominating Committee made a recommendation to the full Board, who then ultimately determined director independence. This subjective determination was made by considering all direct or indirect business relationships between each director (including his immediate family) and the Company, as well as relationships between the Company and charitable organizations with which the director was affiliated. For 2016, the full Board, upon recommendation by the Predecessor’s Nominating Committee, determined that Messrs. Dunlap, Hadden, Linn, McCoy and Swoveland qualified as “independent” in accordance with the published listing requirements of the NASDAQ Global Select Market (“NASDAQ”). The NASDAQ independence definition includes a series of objective tests, including that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, as further required by the NASDAQ rules, the Predecessor’s Nominating Committee made a subjective determination as to each independent director that no relationships existed which, in the opinion of the Predecessor’s Nominating Committee, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. Mr. Ellis is not independent by virtue of his role as the Predecessor’s Chairman, President and Chief Executive Officer. During the Predecessor’s Board of Directors’ most recent review of independence, the Board specifically considered that Mr. Dunlap is the President and Chief Executive Officer of Superior, which provides certain oilfield services to the Company. For the year ended December 31, 2016, the Company incurred expenditures of approximately $5 million related to services rendered by Superior and its subsidiaries. The Predecessor’s Board then determined that LINN Energy’s relationship with Superior would not interfere with Mr. Dunlap’s exercise of his independent judgment in carrying out his responsibilities as a director of the Predecessor.
In addition, the members of the Predecessor’s Audit Committee each qualified as “independent” under standards established by the SEC for members of audit committees, and the audit committee included at least one member who is determined by the Predecessor’s Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules. For 2016, Mr. McCoy was the independent director who had been determined to be an audit committee financial expert. This designation is a disclosure requirement of the SEC related to Mr. McCoy’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. McCoy any duties, obligations or liability that are greater than are generally imposed on him as a member of the Audit Committee and Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board.
Item 14.    Principal Accounting Fees and Services
The following table presents fees for the audits of the Company’s annual consolidated financial statements for 2016 and 2015 and for other services provided by KPMG LLP.

	2016	2015
Audit Fees	$1,700,000	$1,700,000
Audit-Related Fees	31,000	478,000
Tax Fees	—	—
All Other Fees	—	—
Total	$1,731,000	$2,178,000

Item 14.    Principal Accounting Fees and Services - Continued

Audit fees are primarily for the audit of the Company’s consolidated financial statements included in the Form 10-K and the reviews of the Company’s consolidated financial statements included in the Form 10-Qs. Audit-related fees are primarily for consents, comfort letters and certain financial accounting consultation. The Company incurred no tax-related services or other fees during the years ended December 31, 2016 or 2015.
Audit Committee Approval of Audit and Non-Audit Services
The Audit Committee pre-approves all audit and non-audit services to be provided to the Company by its independent public accountant in the upcoming year at the first meeting of each calendar year and at subsequent meetings as necessary. The non-audit services to be provided are specified and shall not exceed a specified dollar limit. During the course of a fiscal year, if additional non-audit services are identified, these services are presented to the Audit Committee for pre-approval. All of the services covered under the caption “Audit-Related Fees” were approved by the Predecessor’s Audit Committee and none were provided under the de minimis exception of Section 10A of the Exchange Act.

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

LINN ENERGY, INC.

Date: April 28, 2017	By:	/s/ Mark E. Ellis
Mark E. Ellis President and Chief Executive Officer

Date: April 28, 2017	By:	/s/ David B. Rottino
David B. Rottino Executive Vice President and Chief Financial Officer

Date: April 28, 2017	By:	/s/ Darren R. Schluter
Darren R. Schluter Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Index to Exhibits

Exhibit Number		Description
2.1	—
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
Transition Services and Separation Agreement, dated as of February 28, 2017, by and between Linn Energy, LLC, LinnCo, LLC, and certain subsidiaries of Linn Energy, Inc. party thereto and Berry Petroleum Company, LLC (incorporated by reference to Exhibit 10.7 to Current Report on Form 8‑K filed on March 3, 2017)

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

Index to Exhibits - Continued

Exhibit Number		Description
10.14*	—	Second Amended and Restated Employment Agreement of Mark E. Ellis, dated February 28, 2017 (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed on March 3, 2017)
10.15*	—	Third Amended and Restated Employment Agreement of David B. Rottino, dated February 28, 2017 (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed on March 3, 2017)
10.16*	—	Second Amended and Restated Employment Agreement of Arden L. Walker, Jr., dated February 28, 2017 (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed on March 3, 2017)
10.17*	—	Employment Agreement of Jamin B. McNeil, dated February 28, 2017 (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 3, 2017)
10.18*	—	Employment Agreement of Thomas E. Emmons, dated February 28, 2017 (incorporated by reference to Exhibit 10.15 to Current Report on Form 8-K filed on March 3, 2017)
10.19*	—	Employment Agreement of Candice J. Wells, dated February 28, 2017 (incorporated by reference to Exhibit 10.16 to Current Report on Form 8-K filed on March 3, 2017)
10.20*	—	Linn Energy, Inc. Severance Plan, dated February 28, 2017
12.1**	—	Computation of Ratio of Earnings to Fixed Charges
21.1**	—	List of Significant Subsidiaries
23.1**	—	Consent of KPMG LLP
23.2**	—	Consent of DeGolyer and MacNaughton
31.1**	—	Section 302 Certification of Chief Executive Officer
31.2**	—	Section 302 Certification of Chief Financial Officer
31.3***	—	Section 302 Certification of Chief Executive Officer
31.4***	—	Section 302 Certification of Chief Financial Officer
32.1**	—	Section 906 Certification of Chief Executive Officer
32.2**	—	Section 906 Certification of Chief Financial Officer
99.1**	—	2016 Report of DeGolyer and MacNaughton
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement required to be filed as an Exhibit hereto pursuant to Item 601 of Regulation S-K.

**	Previously filed or furnished with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 23, 2017.
*** Filed herewith.