Form 10-Q
period 2017-03-31
LINN ENERGY, INC.
filed 2017-05-11
CIK 1326428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 000-51719
LINN ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-5366183 (I.R.S. Employer Identification No.)
600 Travis Houston, Texas (Address of principal executive offices)	77002 (Zip Code)
(281) 840-4000 (Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of April 30, 2017, there were 89,233,922 shares of Class A common stock, par value $0.001 per share, outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
LINN ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor	Predecessor
	March 31, 2017	December 31, 2016
(in thousands, except share and unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,072	$694,857
Accounts receivable – trade, net	181,034	198,064
Derivative instruments	2,406	—
Restricted cash	81,766	1,602
Other current assets	91,005	106,011
Total current assets	357,283	1,000,534

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	2,203,893	13,232,959
Less accumulated depletion and amortization	(15,351)	(9,999,560)
	2,188,542	3,233,399

Other property and equipment	445,951	636,487
Less accumulated depreciation	(4,197)	(224,547)
	441,754	411,940

Derivative instruments	8,960	—
Deferred income taxes	624,704	—
Other noncurrent assets	23,352	14,718
	657,016	14,718
Total noncurrent assets	3,287,312	3,660,057
Total assets	$3,644,595	$4,660,591

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$334,160	$295,077
Derivative instruments	18,701	82,508
Current portion of long-term debt, net	28,125	1,937,729
Other accrued liabilities	48,829	26,304
Total current liabilities	429,815	2,341,618

Derivative instruments	—	11,349
Long-term debt	805,625	—
Other noncurrent liabilities	350,981	399,607
Liabilities subject to compromise	—	4,305,005

Commitments and contingencies (Note 10)

LINN ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(Unaudited)

	Successor	Predecessor
	March 31, 2017	December 31, 2016
(in thousands, except share and unit amounts)
Temporary equity:
Redeemable noncontrolling interests	29,350	—
Stockholders’/unitholders’ equity (deficit):
Predecessor units issued and outstanding (no units issued or outstanding at March 31, 2017; 352,792,474 units issued and outstanding at December 31, 2016)	—	5,386,885
Predecessor accumulated deficit	—	(7,783,873)
Successor preferred stock ($0.001 par value, 30,000,000 shares authorized and no shares issued at March 31, 2017; no shares authorized or issued at December 31, 2016)	—	—
Successor Class A common stock ($0.001 par value, 270,000,000 shares authorized and 89,233,922 shares issued at March 31, 2017; no shares authorized or issued at December 31, 2016)	89	—
Successor additional paid-in capital	2,035,991	—
Successor accumulated deficit	(7,256)	—
Total stockholders’/unitholders’ equity (deficit)	2,028,824	(2,396,988)
Total liabilities and equity (deficit)	$3,644,595	$4,660,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017	Three Months Ended March 31, 2016
(in thousands, except per share and per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$87,445	$203,766	$199,849
Gains (losses) on oil and natural gas derivatives	(11,959)	92,691	109,453
Marketing revenues	2,914	6,636	9,061
Other revenues	2,033	9,925	28,336
	80,433	313,018	346,699
Expenses:
Lease operating expenses	27,166	53,224	88,387
Transportation expenses	13,723	25,972	41,994
Marketing expenses	2,539	4,820	7,833
General and administrative expenses	10,411	71,745	83,720
Exploration costs	55	93	2,693
Depreciation, depletion and amortization	21,362	56,484	105,215
Impairment of long-lived assets	—	—	123,316
Taxes, other than income taxes	7,502	15,747	19,754
Losses on sale of assets and other, net	445	672	1,269
	83,203	228,757	474,181
Other income and (expenses):
Interest expense, net of amounts capitalized	(4,917)	(18,406)	(85,267)
Other, net	(388)	(149)	68
	(5,305)	(18,555)	(85,199)
Reorganization items, net	(2,565)	2,331,189	—
Income (loss) from continuing operations before income taxes	(10,640)	2,396,895	(212,681)
Income tax expense (benefit)	(3,384)	(166)	10,246
Income (loss) from continuing operations	(7,256)	2,397,061	(222,927)
Loss from discontinued operations, net of income taxes	—	—	(1,124,819)
Net income (loss)	$(7,256)	$2,397,061	$(1,347,746)

Basic and diluted income (loss) per share/unit – continuing operations	$(0.08)	$6.79	$(0.64)
Basic and diluted loss per share/unit – discontinued operations	$—	$—	$(3.19)
Basic and diluted net income (loss) per share/unit	$(0.08)	$6.79	$(3.83)
Basic and diluted weighted average shares/units outstanding	89,848	352,792	352,234
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (PREDECESSOR)
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Deficit	Total Unitholders’ Capital (Deficit)
	(in thousands)

December 31, 2016 (Predecessor)	352,792	$5,386,885	$(7,783,873)	$(2,396,988)
Net income		—	2,397,061	2,397,061
Other		(73)	—	(73)
February 28, 2017 (Predecessor)	352,792	5,386,812	(5,386,812)	—
Cancellation of predecessor equity	(352,792)	(5,386,812)	5,386,812	—
February 28, 2017 (Predecessor)	—	$—	$—	$—
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (SUCCESSOR)
(Unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)

Issuances of successor Class A common stock	89,230	$89	$2,021,142	$—	$2,021,231
Share-based compensation expenses		—	13,750	—	13,750
February 28, 2017 (Successor)	89,230	89	2,034,892	—	2,034,981
Net loss		—	—	(7,256)	(7,256)
Issuances of successor Class A common stock	4	—	—	—	—
Share-based compensation expenses		—	1,135	—	1,135
Other		—	(36)	—	(36)
March 31, 2017 (Successor)	89,234	$89	$2,035,991	$(7,256)	$2,028,824
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017	Three Months Ended March 31, 2016
(in thousands)
Cash flow from operating activities:
Net income (loss)	$(7,256)	$2,397,061	$(1,347,746)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	—	1,124,819
Depreciation, depletion and amortization	21,362	56,484	105,215
Impairment of long-lived assets	—	—	123,316
Deferred income taxes	(3,384)	(166)	9,422
Noncash (gains) losses on oil and natural gas derivatives	17,741	(104,263)	225,258
Share-based compensation expenses	4,177	50,255	12,425
Amortization and write-off of deferred financing fees	3	1,338	4,676
Losses on sale of assets and other, net	345	1,069	2,226
Reorganization items, net	—	(2,359,364)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	26,614	(7,216)	(16,082)
(Increase) decrease in other assets	(2,620)	402	(8,225)
Increase in restricted cash	—	(80,164)	—
Increase (decrease) in accounts payable and accrued expenses	(43,476)	20,949	(630)
Increase in other liabilities	4,187	2,801	35,713
Net cash provided by (used in) operating activities – continuing operations	17,693	(20,814)	270,387
Net cash provided by operating activities – discontinued operations	—	—	20,641
Net cash provided by (used in) operating activities	17,693	(20,814)	291,028

Cash flow from investing activities:
Development of oil and natural gas properties	(20,244)	(50,739)	(70,407)
Purchases of other property and equipment	(2,466)	(7,851)	(6,404)
Proceeds from sale of properties and equipment and other	326	(166)	(280)
Net cash used in investing activities – continuing operations	(22,384)	(58,756)	(77,091)
Net cash used in investing activities – discontinued operations	—	—	(14,330)
Net cash used in investing activities	(22,384)	(58,756)	(91,421)

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017	Three Months Ended March 31, 2016
(in thousands)
Cash flow from financing activities:
Proceeds from rights offering, net	—	514,069	—
Proceeds from borrowings	30,000	—	978,500
Repayments of debt	(96,250)	(1,038,986)	(100,000)
Payment to holders of claims under the second lien notes	—	(30,000)	—
Other	17,658	(6,015)	(20,719)
Net cash provided by (used in) financing activities – continuing operations	(48,592)	(560,932)	857,781
Net cash from financing activities – discontinued operations	—	—	—
Net cash provided by (used in) financing activities	(48,592)	(560,932)	857,781

Net increase (decrease) in cash and cash equivalents	(53,283)	(640,502)	1,057,388
Cash and cash equivalents:
Beginning	54,355	694,857	2,168
Ending	1,072	54,355	1,059,556
Less cash and cash equivalents of discontinued operations at end of period	—	—	(7,334)
Ending – continuing operations	$1,072	$54,355	$1,052,222
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
When referring to Linn Energy, Inc. (formerly known as Linn Energy, LLC) (“Successor,” “LINN Energy” or the “Company”), the intent is to refer to LINN Energy, a newly formed Delaware corporation, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Linn Energy, Inc. is a successor issuer of Linn Energy, LLC pursuant to Rule 15d‑5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When referring to the “Predecessor” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to Linn Energy, LLC, the predecessor that will be dissolved following the effective date of the Plan (as defined below) and resolution of all outstanding claims, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.
The reference to “Berry” herein refers to Berry Petroleum Company, LLC, which was an indirect 100% wholly owned subsidiary of the Predecessor through February 28, 2017. Berry was deconsolidated effective December 3, 2016 (see Note 4). The reference to “LinnCo” herein refers to LinnCo, LLC, which was an affiliate of the Predecessor.
Nature of Business
LINN Energy is an independent oil and natural gas company that was formed in February 2017, in connection with the reorganization of the Predecessor. The Predecessor was publicly traded from January 2006 to February 2017. As discussed further in Note 2, on May 11, 2016 (the “Petition Date”), Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo (collectively, the “LINN Debtors”) and Berry (collectively with the LINN Debtors, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16-60040. During the pendency of the Chapter 11 proceedings, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company emerged from bankruptcy effective February 28, 2017.
The Company’s properties are located in eight operating regions in the United States (“U.S.”), in the Rockies, the Hugoton Basin, the Mid-Continent, east Texas and north Louisiana (“TexLa”), the Permian Basin, California, Michigan/Illinois and south Texas.
Principles of Consolidation and Reporting
The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission (“SEC”) rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation. Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method. Redeemable noncontrolling interests on the condensed consolidated balance sheet as of March 31, 2017, relate to the noncontrolling Class B unitholders of the Company’s subsidiary, Linn Energy Holdco LLC (“Holdco”). See Note 12 and Note 17 for additional information.
The condensed consolidated financial statements for previous periods include certain reclassifications that were made to conform to current presentation. In addition, the Company has classified the results of operations and cash flows of Berry as

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

discontinued operations on its condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2016. Such reclassifications have no impact on previously reported net income (loss), unitholders’ deficit or cash flows.
Bankruptcy Accounting
The condensed consolidated financial statements have been prepared as if the Company will continue as a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s condensed consolidated statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on the Company’s condensed consolidated balance sheet at December 31, 2016. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.
Upon emergence from bankruptcy on February 28, 2017, the Company adopted fresh start accounting which resulted in the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the plan of reorganization, the condensed consolidated financial statements on or after February 28, 2017, are not comparable with the condensed consolidated financial statements prior to that date. See Note 3 for additional information.
Use of Estimates
The preparation of the accompanying condensed consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. The estimates that are particularly significant to the financial statements include estimates of the Company’s reserves of oil, natural gas and natural gas liquids (“NGL”), future cash flows from oil and natural gas properties, depreciation, depletion and amortization, asset retirement obligations, certain revenues and operating expenses, fair values of commodity derivatives and fair values of assets acquired and liabilities assumed. In addition, as part of fresh start accounting, the Company made estimates and assumptions related to its reorganization value, liabilities subject to compromise, the fair value of assets and liabilities recorded as a result of the adoption of fresh start accounting and income taxes.
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
Recently Issued Accounting Standards
In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is intended to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (early adoption permitted). The Company is currently evaluating the impact of the adoption of this ASU on its financial statements and related disclosures. The adoption of this ASU is expected to result in the inclusion of restricted cash in the beginning and ending balances of cash on the statements of cash

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

flows and disclosure reconciling cash and cash equivalents presented on the consolidated balance sheets to cash, cash equivalents and restricted cash on the consolidated statements of cash flows.
In March 2016, the FASB issued an ASU that is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted this ASU on January 1, 2017. The adoption of this ASU had no impact on the Company’s historical financial statements or related disclosures. In the future, this ASU will result in excess tax benefits, which were previously recorded in equity on the balance sheets and classified as financing activities on the statements of cash flows, being recorded to the statements of operations and classified as operating activities on the statements of cash flows. Additionally, the Company elected to begin accounting for forfeitures as they occur.
In February 2016, the FASB issued an ASU that is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years (early adoption permitted). The Company is currently evaluating the impact of the adoption of this ASU on its financial statements and related disclosures. The Company expects the adoption of this ASU to impact its consolidated balance sheets resulting from an increase in both assets and liabilities related to the Company’s leasing activities.
In May 2014, the FASB issued an ASU that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years (early adoption permitted for fiscal years beginning after December 15, 2016, including interim periods within that year). The Company does not plan to early adopt this ASU. The Company is currently evaluating the impact of the adoption of this ASU on its financial statements and related disclosures. The Company expects to use the cumulative-effect transition method, has completed an initial review of its contracts and is developing accounting policies to address the provisions of the ASU, but has not finalized any estimates of the potential impacts.
Note 2 – Emergence From Voluntary Reorganization Under Chapter 11
On the Petition Date, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040.
On December 3, 2016, the LINN Debtors filed the Amended Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and Its Debtor Affiliates Other Than Linn Acquisition Company, LLC (“LAC”) and Berry Petroleum Company, LLC (the “Plan”). The LINN Debtors subsequently filed amended versions of the Plan with the Bankruptcy Court.
On December 13, 2016, LAC and Berry filed the Amended Joint Chapter 11 Plan of Reorganization of Linn Acquisition Company, LLC and Berry Petroleum Company, LLC (the “Berry Plan” and together with the Plan, the “Plans”). LAC and Berry subsequently filed amended versions of the Berry Plan with the Bankruptcy Court.
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
Plan of Reorganization
In accordance with the Plan, on the Effective Date:

•
The Predecessor transferred all of its assets, including equity interests in its subsidiaries, other than LAC and Berry, to Linn Energy Holdco II LLC (“Holdco II”), a newly formed subsidiary of the Predecessor and the borrower under the Credit Agreement (“Successor Credit Facility”) entered into in connection with the reorganization, in exchange for

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

100% of the equity of Holdco II and the issuance of interests in the Successor Credit Facility to certain of the Predecessor’s creditors in partial satisfaction of their claims (the “Contribution”). Immediately following the Contribution, the Predecessor transferred 100% of the equity interests in Holdco II to the Successor in exchange for approximately $530 million in cash and an amount of equity securities in the Successor not to exceed 49.90% of the outstanding equity interests of the Successor (the “Disposition”), which the Predecessor distributed to certain of its creditors in satisfaction of their claims. Contemporaneously with the reorganization transactions and pursuant to the Plan, (i) LAC assigned all of its rights, title and interest in the membership interests of Berry to Berry Petroleum Corporation, (ii) all of the equity interests in LAC and the Predecessor were canceled and (iii) LAC and the Predecessor commenced liquidation, which is expected to be completed following the resolution of the respective companies’ outstanding claims.

•
The holders of claims under the Predecessor’s Sixth Amended and Restated Credit Agreement (“Predecessor Credit Facility”) received a full recovery, consisting of a cash paydown and their pro rata share of the $1.7 billion Successor Credit Facility. As a result, all outstanding obligations under the Predecessor Credit Facility were canceled.

•
Holdco II, as borrower, entered into the Successor Credit Facility with the holders of claims under the Predecessor Credit Facility, as lenders, and Wells Fargo Bank, National Association, as administrative agent, providing for a new reserve-based revolving loan with up to $1.4 billion in borrowing commitments and a new term loan in an original principal amount of $300 million. For additional information about the Successor Credit Facility, see Note 6.

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

•
All units of the Predecessor that were issued and outstanding immediately prior to the Effective Date were extinguished without recovery. On the Effective Date, the Successor issued in the aggregate 89,229,892 shares of Class A common stock. No cash was raised from the issuance of the Class A common stock on account of claims held by the Predecessor’s creditors.

•
The Successor entered into a registration rights agreement with certain parties, pursuant to which the Company agreed to, among other things, file a registration statement with the Securities and Exchange Commission within 60 days of the Effective Date covering the offer and resale of “Registrable Securities” (as defined therein).

•
By operation of the Plan and the Confirmation Order, the terms of the Predecessor’s board of directors expired as of the Effective Date. The Successor formed a new board of directors, consisting of the Chief Executive Officer of the Predecessor, one director selected by the Successor and five directors selected by a six-person selection committee.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Liabilities Subject to Compromise
The Predecessor’s condensed consolidated balance sheet as of December 31, 2016, includes amounts classified as “liabilities subject to compromise,” which represent prepetition liabilities that were allowed, or that the Company estimated would be allowed, as claims in its Chapter 11 cases. The following table summarizes the components of liabilities subject to compromise included on the condensed consolidated balance sheet:

Predecessor
December 31, 2016
(in thousands)

Accounts payable and accrued expenses	$137,692
Accrued interest payable	144,184
Debt	4,023,129
Liabilities subject to compromise	$4,305,005
Reorganization Items, Net
The Company incurred significant costs associated with the reorganization. Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments were determined. The following table summarizes the components of reorganization items included on the condensed consolidated statements of operations:

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Gain on settlement of liabilities subject to compromise	$—	$3,724,750
Recognition of an additional claim for the Predecessor’s Second Lien Notes settlement	—	(1,000,000)
Fresh start valuation adjustments	—	(591,525)
Income tax benefit related to implementation of the Plan	—	264,889
Legal and other professional advisory fees	(2,570)	(46,961)
Terminated contracts	—	(6,915)
Other	5	(13,049)
Reorganization items, net	$(2,565)	$2,331,189

Note 3 – Fresh Start Accounting
Upon the Company’s emergence from Chapter 11 bankruptcy, it adopted fresh start accounting in accordance with the provisions of ASC 852 which resulted in the Company becoming a new entity for financial reporting purposes. In accordance with ASC 852, the Company was required to adopt fresh start accounting upon its emergence from Chapter 11 because (i) the holders of existing voting ownership interests of the Predecessor received less than 50% of the voting shares of the Successor and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.
Upon adoption of fresh start accounting, the reorganization value derived from the enterprise value as disclosed in the Plan was allocated to the Company’s assets and liabilities based on their fair values (except for deferred income taxes) in accordance with

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

ASC 805 “Business Combinations” (“ASC 805”). The amount of deferred income taxes recorded was determined in accordance with ASC 740 “Income Taxes” (“ASC 740”). The Effective Date fair values of the Company’s assets and liabilities differed materially from their recorded values as reflected on the historical balance sheet. The effects of the Plan and the application of fresh start accounting were reflected in the condensed consolidated financial statements as of February 28, 2017, and the related adjustments thereto were recorded on the statement of operations for the two months ended February 28, 2017.
As a result of the adoption of fresh start accounting and the effects of the implementation of the Plan, the Company’s condensed consolidated financial statements subsequent to February 28, 2017, are not comparable to its condensed consolidated financial statements prior to February 28, 2017. References to “Successor” relate to the financial position and results of operations of the reorganized Company as of and subsequent to February 28, 2017. References to “Predecessor” relate to the financial position of the Company prior to, and results of operations through and including, February 28, 2017.
The Company’s condensed consolidated financial statements and related footnotes are presented with a black line division, which delineates the lack of comparability between amounts presented after February 28, 2017, and amounts presented on or prior to February 28, 2017. The Company’s financial results for future periods following the application of fresh start accounting will be different from historical trends and the differences may be material.
Reorganization Value
Under ASC 852, the Successor determined a value to be assigned to the equity of the emerging entity as of the date of adoption of fresh start accounting. The Plan confirmed by the Bankruptcy Court estimated an enterprise value of $2.35 billion. The Plan enterprise value was prepared using an asset based methodology, as discussed further below. The enterprise value was then adjusted to determine the equity value of the Successor of approximately $2.03 billion. Adjustments to determine the equity value are presented below (in thousands):

Plan confirmed enterprise value	$2,350,000
Fair value of debt	(900,000)
Fair value of subsequently determined tax attributes	621,486
Fair value of vested Class B units	(36,505)
Value of Successor’s stockholders’ equity	$2,034,981
The subsequently determined tax attributes were primarily the result of the conversion from a limited liability company to a C corporation and differences in the accounting basis and tax basis of the Company’s oil and natural gas properties as of the Effective Date. The Class B units are incentive interest awards that were granted on the Effective Date by Holdco to certain members of its management (see Note 12), and the associated fair value was recorded as a liability of approximately $7 million in “other accrued liabilities” and temporary equity of approximately $29 million in “redeemable noncontrolling interests” on the condensed consolidated balance sheet at February 28, 2017.
The Company's principal assets are its oil and natural gas properties. The fair values of oil and natural gas properties were estimated using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change. The underlying commodity prices embedded in the Company’s estimated cash flows are the product of a process that begins with New York Mercantile Exchange (“NYMEX”) forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Company management believes will impact realizable prices.
See below under “Fresh Start Adjustments” for additional information regarding assumptions used in the valuation of the Company's various other significant assets and liabilities.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Condensed Consolidated Balance Sheet
The adjustments included in the following fresh start condensed consolidated balance sheet reflect the effects of the transactions contemplated by the Plan and executed by the Company on the Effective Date (reflected in the column “Reorganization Adjustments”) as well as fair value and other required accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine the fair values and significant assumptions.

	As of February 28, 2017
	Predecessor	Reorganization Adjustments (1)		Fresh Start Adjustments		Successor
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$734,166	$(679,811)	(2)	$—		$54,355
Accounts receivable – trade, net	212,099	—		(7,808)	(16)	204,291
Derivative instruments	15,391	—		—		15,391
Restricted cash	1,602	80,164	(3)	—		81,766
Other current assets	106,426	(15,983)	(4)	1,780	(17)	92,223
Total current assets	1,069,684	(615,630)		(6,028)		448,026

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	13,269,035	—		(11,082,258)	(18)	2,186,777
Less accumulated depletion and amortization	(10,044,240)	—		10,044,240	(18)	—
	3,224,795	—		(1,038,018)		2,186,777

Other property and equipment	641,586	—		(197,653)	(19)	443,933
Less accumulated depreciation	(230,952)	—		230,952	(19)	—
	410,634	—		33,299		443,933

Derivative instruments	4,492	—		—		4,492
Deferred income taxes	—	264,889	(5)	356,597	(5)	621,486
Other noncurrent assets	15,003	151	(6)	8,139	(20)	23,293
	19,495	265,040		364,736		649,271
Total noncurrent assets	3,654,924	265,040		(639,983)		3,279,981
Total assets	$4,724,608	$(350,590)		$(646,011)		$3,728,007

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$324,585	$41,266	(7)	$(2,351)	(21)	$363,500
Derivative instruments	7,361	—		—		7,361
Current portion of long-term debt, net	1,937,822	(1,912,822)	(8)	—		25,000
Other accrued liabilities	41,251	(1,026)	(9)	1,104	(22)	41,329
Total current liabilities	2,311,019	(1,872,582)		(1,247)		437,190

Derivative instruments	2,116	—		—		2,116
Long-term debt	—	875,000	(10)	—		875,000
Other noncurrent liabilities	402,776	(167)	(11)	(53,239)	(23)	349,370
Liabilities subject to compromise	4,301,912	(4,301,912)	(12)	—		—

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	As of February 28, 2017
	Predecessor	Reorganization Adjustments (1)		Fresh Start Adjustments		Successor

Temporary equity:
Redeemable noncontrolling interests	—	29,350	(13)	—		29,350
Stockholders’/unitholders’ equity (deficit):
Predecessor units issued and outstanding	5,386,812	(5,386,812)	(14)	—		—
Predecessor accumulated deficit	(7,680,027)	2,884,740	(15)	4,795,287	(24)	—
Successor Class A common stock	—	89	(14)	—		89
Successor additional paid-in capital	—	7,421,704	(14)	(5,386,812)	(24)	2,034,892
Successor retained earnings	—	—		—		—
Total stockholders’/unitholders’ equity (deficit)	(2,293,215)	4,919,721		(591,525)		2,034,981
Total liabilities and equity (deficit)	$4,724,608	$(350,590)		$(646,011)		$3,728,007
Reorganization Adjustments:

1)
Represent amounts recorded as of the Effective Date for the implementation of the Plan, including, among other items, settlement of the Predecessor’s liabilities subject to compromise, repayment of certain of the Predecessor’s debt, cancellation of the Predecessor’s equity, issuances of the Successor’s Class A common stock, proceeds received from the Successor’s rights offering and issuance of the Successor’s debt.

2)	Changes in cash and cash equivalents included the following:

(in thousands)
Borrowings under the Successor’s revolving loan	$600,000
Borrowings under the Successor’s term loan	300,000
Proceeds from rights offering	530,019
Removal of restriction on cash balance	1,602
Payment to holders of claims under the Predecessor Credit Facility	(1,947,357)
Payment to holders of claims under the Second Lien Notes	(30,000)
Payment of Berry’s ad valorem taxes	(23,366)
Payment of the rights offering backstop commitment premium	(15,900)
Payment of professional fees	(13,043)
Funding of the professional fees escrow account	(41,766)
Funding of the general unsecured claims cash distribution pool	(40,000)
Changes in cash and cash equivalents	$(679,811)

3)	Primarily reflects the transfer to restricted cash to fund the Predecessor’s professional fees escrow account and general unsecured claims cash distribution pool.

4)	Primarily reflects the write-off of the Predecessor’s deferred financing fees.

5)
Reflects deferred tax assets recorded as of the Effective Date as determined in accordance with ASC 740. The deferred tax assets were primarily the result of the conversion from a limited liability company to a C corporation and differences in the accounting basis and tax basis of the Company’s oil and natural gas properties as of the Effective Date.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

6)	Reflects the capitalization of deferred financing fees related to the Successor’s revolving loan.

7)	Net increase in accounts payable and accrued expenses reflects:

(in thousands)
Recognition of payables for the professional fees escrow account	$41,766
Recognition of payables for the general unsecured claims cash distribution pool	40,000
Payment of professional fees	(17,130)
Payment of Berry’s ad valorem taxes	(23,366)
Other	(4)
Net increase in accounts payable and accrued expenses	$41,266

8)
Reflects the settlement of the Predecessor Credit Facility through repayment of approximately $1.9 billion, net of the write-off of deferred financing fees and an increase of $25 million for the current portion of the Successor’s term loan.

9)
Reflects a decrease of approximately $8 million for the payment of accrued interest on the Predecessor Credit Facility partially offset by an increase of approximately $7 million related to noncash share-based compensation classified as a liability related to the incentive interest awards issued by Holdco to certain members of its management (see Note 12).

10)
Reflects borrowings of $900 million under the Successor Credit Facility, which includes a $600 million revolving loan and a $300 million term loan, net of $25 million for the current portion of the Successor’s term loan.

11)	Reflects a reduction in deferred tax liabilities as determined in accordance with ASC 740.

12)	Settlement of liabilities subject to compromise and the resulting net gain were determined as follows:

(in thousands)
Accounts payable and accrued expenses	$134,599
Accrued interest payable	144,184
Debt	4,023,129
Total liabilities subject to compromise	4,301,912
Recognition of an additional claim for the Predecessor’s Second Lien Notes settlement	1,000,000
Funding of the general unsecured claims cash distribution pool	(40,000)
Payment to holders of claims under the Second Lien Notes	(30,000)
Issuance of Class A common stock to creditors	(1,507,162)
Gain on settlement of liabilities subject to compromise	$3,724,750

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

13)
Reflects redeemable noncontrolling interests classified as temporary equity related to the incentive interest awards issued by Holdco to certain members of its management. See Note 12 and Note 17 for additional information.

14)	Net increase in capital accounts reflects:

(in thousands)
Issuance of Class A common stock to creditors	$1,507,162
Issuance of Class A common stock pursuant to the rights offering	530,019
Payment of the rights offering backstop commitment premium	(15,900)
Payment of issuance costs	(50)
Share-based compensation expenses	13,750
Cancellation of the Predecessor’s units issued and outstanding	5,386,812
Par value of Class A common stock	(89)
Change in additional paid-in capital	7,421,704
Par value of Class A common stock	89
Predecessor’s units issued and outstanding	(5,386,812)
Net increase in capital accounts	$2,034,981
See Note 11 for additional information on the issuances of the Successor’s equity.

15)	Net decrease in accumulated deficit reflects:

(in thousands)
Recognition of gain on settlement of liabilities subject to compromise	$3,724,750
Recognition of an additional claim for the Predecessor’s Second Lien Notes settlement	(1,000,000)
Recognition of professional fees	(37,680)
Write-off of deferred financing fees	(16,728)
Recognition of deferred income taxes	264,889
Total reorganization items, net	2,935,231
Share-based compensation expenses	(50,255)
Other	(236)
Net decrease in accumulated deficit	$2,884,740
Fresh Start Adjustments:

16)	Reflects a change in accounting policy from the entitlements method to the sales method for natural gas production imbalances.

17)	Reflects the recognition of intangible assets for the current portion of favorable leases, partially offset by decreases for well equipment inventory and the write-off of historical intangible assets.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

18)
Reflects a decrease of oil and natural gas properties, based on the methodology discussed above, and the elimination of accumulated depletion and amortization. The following table summarizes the components of oil and natural gas properties as of the Effective Date:

	Successor	Predecessor
	Fair Value	Historical Book Value
(in thousands)
Proved properties	$2,186,777	$12,258,835
Unproved properties	—	1,010,200
	2,186,777	13,269,035
Less accumulated depletion and amortization	—	(10,044,240)
	$2,186,777	$3,224,795

19)
Reflects a decrease of other property and equipment and the elimination of accumulated depreciation. The following table summarizes the components of other property and equipment as of the Effective Date:

	Successor	Predecessor
	Fair Value	Historical Book Value
(in thousands)
Natural gas plants and pipelines	$342,924	$426,914
Office equipment and furniture	39,211	106,059
Buildings and leasehold improvements	32,817	66,023
Vehicles	16,980	30,760
Land	7,747	3,727
Drilling and other equipment	4,254	8,103
	443,933	641,586
Less accumulated depreciation	—	(230,952)
	$443,933	$410,634
In estimating the fair value of other property and equipment, the Company used a combination of cost and market approaches. A cost approach was used to value the Company’s natural gas plants and pipelines and other operating assets, based on current replacement costs of the assets less depreciation based on the estimated economic useful lives of the assets and age of the assets. A market approach was used to value the Company’s vehicles and land, using recent transactions of similar assets to determine the fair value from a market participant perspective.

20)
Reflects the recognition of intangible assets for the noncurrent portion of favorable leases, as well as increases in equity method investments and carbon credit allowances. Assets and liabilities for out-of-market contracts were valued based on market terms as of February 28, 2017, and will be amortized over the remaining life of the respective lease. The Company’s equity method investments were valued based on a market approach using a market EBITDA multiple. Carbon credit allowances were valued using a market approach based on trading prices for carbon credits on February 28, 2017.

21)	Primarily reflects the write-off of deferred rent partially offset by an increase in carbon emissions liabilities.

22)	Reflects an increase of the current portion of asset retirement obligations.

23)
Primarily reflects a decrease of approximately $49 million for asset retirement obligations and approximately $5 million for deferred rent, partially offset by an increase of approximately $1 million for carbon emissions liabilities. The fair value of asset retirement obligations were estimated using valuation techniques that convert future cash flows to a single

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors; and (iv) a credit-adjusted risk-free interest rate. Carbon emissions liabilities were valued using a market approach based on trading prices for carbon credits on February 28, 2017.

24)	Reflects the cumulative impact of the fresh start accounting adjustments discussed above and the elimination of the Predecessor’s accumulated deficit.
Note 4 – Discontinued Operations
On December 3, 2016, LINN Energy filed an amended plan of reorganization that excluded Berry (see Note 2). As a result of its loss of control of Berry, LINN Energy concluded that it was appropriate to deconsolidate Berry effective on the aforementioned date. The Company has classified the results of operations and cash flows of Berry as discontinued operations on its condensed consolidated financial statements for the three months ended March 31, 2016.
The following table presents summarized financial results of the Company’s discontinued operations on the consolidated statements of operations:

Predecessor
Three Months Ended March 31, 2016
(in thousands)

Revenues and other	$91,266
Expenses	1,196,201
Other income and (expenses)	(19,886)
Loss from discontinued operations before income taxes	(1,124,821)
Income tax benefit	(2)
Loss from discontinued operations, net of income taxes	$(1,124,819)
Transition Services and Separation Agreement
On the Effective Date, Berry entered into a Transition Services and Separation Agreement (the “TSSA”) with LINN Energy and certain of its subsidiaries to facilitate the separation of Berry’s operations from LINN Energy’s operations. Pursuant to the TSSA, LINN Energy will continue to provide, or cause to be provided, certain administrative, management, operating, and other services and support to Berry during a transitional period following the Effective Date (the “Transition Services”).
Under the TSSA, Berry will reimburse LINN Energy for any and all reasonable, third-party out-of-pocket costs and expenses, without markup, actually incurred by LINN Energy, to the extent documented, in connection with providing the Transition Services. Additionally, Berry paid to LINN Energy a management fee of $6 million per month, prorated for partial months, during the period from the Effective Date through the last day of the second full calendar month after the Effective Date (the “Transition Period”) and will pay $2.7 million per month, prorated for partial months, from the first day following the Transition Period through the last day of the second full calendar month thereafter (the “Accounting Period”). During the Accounting Period, the scope of the Transition Services will be reduced to specified accounting and administrative functions. The Transition Period under the TSSA ended April 30, 2017, and the Accounting Period ends June 30, 2017.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 5 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
As a result of the application of fresh start accounting, the Company recorded its oil and natural gas properties at fair value as of the Effective Date. The fair values of oil and natural gas properties are estimated using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of proved and unproved properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change. The fair value was estimated using inputs characteristic of a Level 3 fair value measurement. Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	Successor	Predecessor
	March 31, 2017	December 31, 2016
(in thousands)
Proved properties	$2,203,022	$12,234,099
Unproved properties	871	998,860
	2,203,893	13,232,959
Less accumulated depletion and amortization	(15,351)	(9,999,560)
	$2,188,542	$3,233,399
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
Based on the analysis described above, for the three months ended March 31, 2016, the Company recorded a noncash impairment charge of approximately $123 million associated with proved oil and natural gas properties in the Mid-Continent region due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the condensed consolidated statement of operations. The Company recorded no impairment charges for the one month ended March 31, 2017, or the two months ended February 28, 2017.
Divestiture – Pending
On May 2, 2017, the Company, through certain of its wholly owned subsidiaries, entered into a definitive purchase and sale agreement to sell its interest in properties located in western Wyoming to Jonah Energy LLC for a contract price of approximately $581.5 million, subject to closing adjustments. The sale is anticipated to close in the second quarter of 2017, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 6 – Debt
The following summarizes the Company’s outstanding debt:

	Successor	Predecessor
	March 31, 2017	December 31, 2016
(in thousands, except percentages)
Successor revolving loan (1)	$540,000	$—
Successor term loan (2)	293,750	—
Predecessor credit facility (3)	—	1,654,745
Predecessor term loan (3)	—	284,241
6.50% senior notes due May 2019	—	562,234
6.25% senior notes due November 2019	—	581,402
8.625% senior notes due April 2020	—	718,596
12.00% senior secured second lien notes due December 2020	—	1,000,000
7.75% senior notes due February 2021	—	779,474
6.50% senior notes due September 2021	—	381,423
Net unamortized deferred financing fees	—	(1,257)
Total debt, net	833,750	5,960,858
Less current portion, net (4)	(28,125)	(1,937,729)
Less liabilities subject to compromise (5)	—	(4,023,129)
Long-term debt	$805,625	$—

(1)	Variable interest rate of 4.33% at March 31, 2017.

(2)	Variable interest rate of 8.33% at March 31, 2017.

(3)	Variable interest rate of 5.50% at December 31, 2016.

(4)
At March 31, 2017, the current portion of long-term debt reflects required payments on the Successor’s term loan in the next twelve months. Due to covenant violations, the Predecessor’s credit facility and term loan were classified as current at December 31, 2016.

(5)
The Predecessor’s senior notes and Second Lien Notes were classified as liabilities subject to compromise at December 31, 2016. On the Effective Date, pursuant to the terms of the Plan, all outstanding amounts under these debt instruments were canceled.

Fair Value
The Company’s debt is recorded at the carrying amount on the condensed consolidated balance sheets. The carrying amounts of the credit facilities and term loans approximate fair value because the interest rates are variable and reflective of market rates. The Company used a market approach to determine the fair value of the Predecessor’s Second Lien Notes and senior notes using estimates based on prices quoted from third-party financial institutions, which is a Level 2 fair value measurement.

	Predecessor
	December 31, 2016
	Carrying Value	Fair Value
	(in thousands)

Senior secured second lien notes	$1,000,000	$863,750
Senior notes, net	3,023,129	1,179,224

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Successor Credit Facility
On the Effective Date, pursuant to the terms of the Plan, the Company entered into the Successor Credit Facility with Holdco II as borrower and Wells Fargo Bank, National Association, as administrative agent, providing for: 1) a revolving loan with an initial borrowing base of $1.4 billion and 2) a term loan in an original principal amount of $300 million. As of March 31, 2017, total borrowings outstanding under the Successor Credit Facility were approximately $834 million, and there was approximately $853 million of remaining available borrowing capacity (which includes a $7 million reduction for outstanding letters of credit).
There are no scheduled borrowing base redeterminations until April 1, 2018. After such time and until August 28, 2020, any scheduled redetermination of the borrowing base resulting in a decrease of the borrowing base will cause the borrowing base to be allocated into a conforming revolving loan tranche and a non-conforming revolving loan tranche that, in the aggregate, equal $1.4 billion. Interest on borrowings under the revolving loan is determined by reference to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of (a) 3.50% per annum in the case of the conforming revolving loan tranche and (b) 5.50% per annum in the case of the non-conforming revolving loan tranche. The revolving loan is not subject to amortization. The conforming revolving loan tranche matures on February 27, 2021, and the non-conforming revolving loan tranche matures on August 28, 2020.
The term loan incurs interest at a rate of LIBOR plus 7.50% per annum, amortizes quarterly, and matures on February 27, 2021.
Holdco II has the right to prepay any borrowings under the Successor Credit Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurodollar loans.
The obligations under the Successor Credit Facility are secured by mortgages covering approximately 95% of the total value of the proved reserves of the oil and natural gas properties of the Company, and certain equipment and facilities associated therewith, along with liens on substantially all personal property of the Company and are guaranteed by the Company, Linn Energy Holdco LLC and Holdco II’s subsidiaries, subject to customary exceptions. Under the Successor Credit Facility, the Company is required to maintain certain financial covenants including the maintenance of (i) an asset coverage ratio of at least 1.1 to 1.0, tested on (a) the date of each scheduled borrowing base redetermination commencing with the first scheduled borrowing base redetermination and (b) the date of each additional borrowing base redetermination done in conjunction with an asset sale and (ii) a maximum total net debt to last twelve months EBITDAX ratio of 6.75 to 1.0 for March 31, 2018 through December 31, 2018, 6.5 to 1.0 for March 31, 2019 through March 31, 2020, and 4.5 to 1.0 thereafter.
The Successor Credit Facility also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and natural gas engineering reports and budgets, maintenance and operation of property (including oil and natural gas properties), restrictions on the incurrence of liens and indebtedness, mergers, consolidations and sales of assets, transactions with affiliates and other customary covenants.
The Successor Credit Facility contains customary events of default and remedies for credit facilities of this nature. Failure to comply with the financial and other covenants in the Successor Credit Facility would allow the lenders, subject to customary cure rights, to require immediate payment of all amounts outstanding under the Successor Credit Facility.
Predecessor’s Credit Facility, Second Lien Notes and Senior Notes
On the Effective Date, pursuant to the terms of the Plan, all outstanding obligations under the Predecessor’s credit facility, Second Lien Notes and senior notes were canceled. See Note 2 for additional information.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Predecessor Covenant Violations
The Company’s filing of the Bankruptcy Petitions described in Note 2 constituted an event of default that accelerated the obligations under the Predecessor’s credit facility, Second Lien Notes and senior notes. For the two months ended February 28, 2017, contractual interest, which was not recorded, on the Second Lien Notes and senior notes was approximately $57 million. Under the Bankruptcy Code, the creditors under these debt agreements were stayed from taking any action against the Company as a result of an event of default.
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
The following table presents derivative positions for the periods indicated as of March 31, 2017:

	April 1 – December 31, 2017	2018	2019
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	101,750	47,815	11,315
Average price ($/MMBtu)	$3.17	$3.01	$2.97
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	3,300	—	—
Average price ($/Bbl)	$52.13	$—	$—
Collars (NYMEX WTI):
Hedged volume (MBbls)	—	1,825	1,825
Average floor price ($/Bbl)	$—	$50.00	$50.00
Average ceiling price ($/Bbl)	$—	$55.50	$55.50
During the one month ended March 31, 2017, the Company entered into commodity derivative contracts consisting of natural gas swaps for January 2018 through December 2019. The Company did not enter into any commodity derivative contracts during the two months ended February 28, 2017, or the three months ended March 31, 2016.

LINN ENERGY, INC.
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
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets. The following table summarizes the fair value of derivatives outstanding on a gross basis:

	Successor	Predecessor
	March 31, 2017	December 31, 2016
(in thousands)
Assets:
Commodity derivatives	$32,949	$19,369
Liabilities:
Commodity derivatives	$40,284	$113,226
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties were former participants or affiliates of participants in the Predecessor Credit Facility or are current participants or affiliates of participants in the Successor Credit Facility. The Successor Credit Facility is secured by certain of the Company’s and its subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties.
The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $33 million at March 31, 2017. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains and Losses on Derivatives
Losses on derivatives were approximately $12 million for the one month ended March 31, 2017, and gains on derivatives were approximately $93 million and $109 million for the two months ended February 28, 2017, and the three months ended March 31, 2016, respectively, and are reported on the condensed consolidated statements of operations in “gains (losses) on oil and natural gas derivatives.”
For the one month ended March 31, 2017, the Company received net cash settlements of approximately $6 million and for the two months ended February 28, 2017, the Company paid net cash settlements of approximately $12 million. For the three months ended March 31, 2016, the Company received net cash settlements of approximately $335 million.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 8 – Fair Value Measurements on a Recurring Basis
The Company accounts for its commodity derivatives at fair value (see Note 7) on a recurring basis. The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. Assumed credit risk adjustments, based on published credit ratings and public bond yield spreads, are applied to the Company’s commodity derivatives.
Fair Value Hierarchy
In accordance with applicable accounting standards, the Company has categorized its financial instruments into a three-level fair value hierarchy based on the priority of inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	Successor
	March 31, 2017
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$32,949	$(21,583)	$11,366
Liabilities:
Commodity derivatives	$40,284	$(21,583)	$18,701

	Predecessor
	December 31, 2016
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$19,369	$(19,369)	$—
Liabilities:
Commodity derivatives	$113,226	$(19,369)	$93,857

(1)	Represents counterparty netting under agreements governing such derivatives.
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.
The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2016 (Predecessor)	$402,162
Liabilities added from drilling	146
Accretion expense	4,024
Settlements	(618)
Asset retirement obligations at February 28, 2017 (Predecessor)	$405,714
Fresh start adjustment (1)	(48,317)
Asset retirement obligations at February 28, 2017 (Successor)	$357,397
Liabilities added from drilling	33
Accretion expense	1,814
Settlements	(907)
Asset retirement obligations at March 31, 2017 (Successor)	$358,337

(1)	As a result of the application of fresh start accounting, the Successor recorded its asset retirement obligations at fair value as of the Effective Date.
Note 10 – Commitments and Contingencies
On May 11, 2016, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040. On January 27, 2017, the Bankruptcy Court entered the Confirmation Order. Consummation of the Plan was subject to certain conditions set forth in the Plan. On the Effective Date, all of the conditions were satisfied or waived and the Plan became effective and was implemented in accordance with its terms. The LINN Debtors Chapter 11 cases will remain pending until the final resolution of all outstanding claims.
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
In March 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under the Predecessor Credit Facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31 million. The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order. A hearing was held on April 27, 2017, and the parties are awaiting a ruling from the Bankruptcy Court on this matter.
The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
During the one month ended March 31, 2017, the two months ended February 28, 2017, and the three months ended March 31, 2016, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Note 11 – Equity (Deficit)
Cancellation of Units and Issuance of Class A Common Stock
In accordance with the Plan, on the Effective Date:

•	All units in the Predecessor that were issued and outstanding immediately prior to the Effective Date were extinguished without recovery;

•	17,678,889 shares of Class A common stock were issued pro rata to holders of the Second Lien Notes with claims allowed under the Plan;

•	26,724,396 shares of Class A common stock were issued pro rata to holders of Unsecured Notes with claims allowed under the Plan;

•	471,110 shares of Class A common stock were issued to commitment parties under the Backstop Commitment Agreement in respect of premium due thereunder;

•	2,995,691 shares of Class A common stock were issued to commitment parties under the Backstop Commitment Agreement in connection with their backstop obligation thereunder; and

•
41,359,806 shares of Class A common stock were issued to participants in the rights offerings extended by the Company to certain holders of claims arising under the Second Lien Notes and the Unsecured Notes (including, in each case, certain of the commitment parties party to the Backstop Commitment Agreement).

As of the Effective Date, there were 89,229,892 shares of Class A common stock, par value $0.001 per share, issued and outstanding.
Dividends/Distributions
Under the Predecessor’s limited liability company agreement, unitholders were entitled to receive a distribution of available cash, which included cash on hand plus borrowings less any reserves established by the Predecessor’s Board of Directors to provide for the proper conduct of the Predecessor’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions, if any, over the next four quarters. In October 2015, the Predecessor’s Board of Directors determined to suspend payment of the Predecessor’s distribution. The Successor currently has no intention of paying cash dividends and any future payment of cash dividends would be subject to the restrictions in the Successor Credit Facility.
Note 12 – Share-Based Compensation
The Company had no equity awards outstanding as of December 31, 2016. In accordance with the Plan, in February 2017, the Company implemented the Linn Energy, Inc. 2017 Omnibus Incentive Plan (the “Omnibus Incentive Plan”) pursuant to which employees and consultants of the Company and its affiliates are eligible to receive stock options, restricted stock, performance awards, other stock-based awards and other cash-based awards.
The Committee (as defined in the Omnibus Incentive Plan) has broad authority under the Omnibus Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of shares that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the shares or the award. As of the Effective Date, an aggregate of 6,444,381 shares of Class A common stock were reserved for issuance under the Omnibus Incentive Plan (the “Share Reserve”). Additional shares of Class A common stock may be issued in excess of the Share Reserve for the sole purpose of satisfying any conversion of Class B units or Class A‑2 units of Holdco,

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

as applicable, into shares of Class A common stock pursuant to the Limited Liability Company Operating Agreement of Holdco (the “Holdco LLC Agreement”), and the conversion procedures set forth therein. If any stock option or other stock-based award granted under the Omnibus Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, the number of shares of Class A common stock underlying any unexercised award shall again be available for the purpose of awards under the Omnibus Incentive Plan. If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of Class A common stock awarded under the Omnibus Incentive Plan are forfeited for any reason, the number of forfeited shares shall again be available for purposes of awards under the Omnibus Incentive Plan. Any award under the Omnibus Incentive Plan settled in cash shall not be counted against the maximum share limitation.
As is customary in incentive plans of this nature, each share limit and the number and kind of shares available under the Omnibus Incentive Plan and any outstanding awards, as well as the exercise or purchase prices of awards, and performance targets under certain types of performance-based awards, are subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, stock dividends or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the Company’s stockholders.
Restricted Stock Units
On the Effective Date, the Company granted to certain employees 2,478,606 restricted stock units (the “Emergence Awards”). The portion of the Share Reserve that does not constitute the Emergence Awards, plus any subsequent awards forfeited before vesting (the “Remaining Share Reserve”), will be fully granted within the 36-month period immediately following the Effective Date (with such 36-month anniversary, the “Final Allocation Date”). If a “Change in Control” (as defined in the Omnibus Incentive Plan) occurs before the Final Allocation Date, the Company will allocate the entire remaining Share Reserve on a fully-vested basis to actively employed employees (pro-rata based upon each such employee’s relative awards) upon the consummation of the Change in Control. In March 2017, the Company granted to certain employees 1,222,420 restricted stock units from the Remaining Share Reserve.
Upon a participant’s termination of employment and/or service (as applicable), the Company has the right (but not the obligation) to repurchase all or any portion of the shares of Class A common stock acquired pursuant to an award at a price equal to the fair market value (as determined under the Omnibus Incentive Plan) of the shares of Class A common stock to be repurchased, measured as of the date of the Company’s repurchase notice.
Holdco Incentive Interest Plan
On the Effective Date, Holdco granted incentive interest awards to certain members of its management in the form of 3,470,051 Class B units, which are intended to qualify as “profits interests” for U.S. income tax purposes. The Class B units vested 25% on the Effective Date and the remaining amount vest ratably over the following three years, subject to meeting a performance condition described in the agreements. Each Class B unit represents a non-voting equity interest in Holdco that entitles the holder to Holdco distributions, after an applicable hurdle amount is met, such that each Class B unit only participates in Holdco’s increase in value following the grant date. In accordance with the Holdco LLC Agreement, the requirements entitling Class B unitholders to Holdco distributions had not been met as of March 31, 2017. Class B units can be converted at any time by the holder to Class A-2 units of Holdco or Class A common stock of the Company in accordance with the terms of the Holdco LLC Agreement.
Accounting for Share-Based Compensation
The Company recognizes expense for share-based compensation over the requisite service period in an amount equal to the fair value of share-based awards granted. The fair value of share-based awards, excluding liability awards, is computed at the date of grant and is not remeasured. The fair value of liability awards is remeasured at each reporting date through the settlement date with the change in fair value recognized as compensation expense over that period. The Company has made a policy decision to recognize compensation expense for service-based awards on a straight-line basis over the requisite service period for the entire award. Beginning in 2017, the Company accounts for forfeitures as they occur.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company’s restricted stock units are equity-classified and its incentive interest awards in the form of Class B units are liability-classified on the condensed consolidated balance sheet. The fair value of the Company’s restricted stock units was determined based on the fair value of the Company’s shares on the date of grant and the fair value of the incentive interest awards in the form of Class B units was determined based on the estimated amount to be owed to settle the awards.
Share-Based Compensation Expenses
A summary of share-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017	Three Months Ended March 31, 2016
(in thousands)
General and administrative expenses	$4,177	$50,255	$9,460
Lease operating expenses	—	—	2,965
Total share-based compensation expenses	$4,177	$50,255	$12,425
Income tax benefit	$427	$5,170	$4,591
Note 13 – Earnings Per Share/Unit
Basic earnings per share/unit is computed by dividing net earnings attributable to stockholders/unitholders by the weighted average number of shares/units outstanding during the period. Diluted earnings per share/unit is computed by adjusting the average number of shares/units outstanding for the dilutive effect, if any, of potential common shares/units. The Company uses the treasury stock method to determine the dilutive effect.
The diluted earnings per share/unit calculation excludes approximately 2 million restricted stock units and approximately 3 million Class B units that were anti-dilutive for the one month ended March 31, 2017, and approximately 1 million unit options and warrants that were anti-dilutive for the three months ended March 31, 2016. There were no potential common units outstanding during the two months ended February 28, 2017.
Note 14 – Income Taxes
Effective February 28, 2017, upon consummation of the Plan, the Successor became a C corporation subject to federal and state income taxes. Prior to the consummation of the Plan, the Predecessor was a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits of the Company were passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Predecessor’s subsidiaries were C corporations subject to federal and state income taxes. As such, with the exception of the state of Texas and certain subsidiaries, the Predecessor did not directly pay federal and state income taxes and recognition was not given to federal and state income taxes for the operations of the Predecessor.
The effective income tax rates were 31.81%, (0.01)% and (4.82)% for the one month ended March 31, 2017, the two months ended February 28, 2017, and the three months ended March 31, 2016, respectively. The deferred tax effects of the Company’s change to a C corporation are included in income from continuing operations for the two months ended February 28, 2017. Amounts recognized as income taxes are included in “income tax expense (benefit)” on the condensed consolidated statements of operations.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 15 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows
“Other current assets” reported on the condensed consolidated balance sheets include the following:

	Successor	Predecessor
	March 31, 2017	December 31, 2016
(in thousands)
Prepaid expenses	$67,897	$70,116
Inventories	15,053	15,798
Deferred financing fees	—	16,809
Other	8,055	3,288
Other current assets	$91,005	$106,011
“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	Successor	Predecessor
	March 31, 2017	December 31, 2016
(in thousands)
Accrued compensation	$20,862	$16,443
Share-based payment liability	10,197	—
Asset retirement obligations (current portion)	10,168	9,686
Other	7,602	175
Other accrued liabilities	$48,829	$26,304
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017	Three Months Ended March 31, 2016
(in thousands)
Cash payments for interest, net of amounts capitalized	$1,458	$17,651	$23,731
Cash payments for income taxes	$—	$—	$1,228
Cash payments for reorganization items, net	$1,286	$21,571	$—

Noncash investing activities:
Accrued capital expenditures	$18,670	$22,191	$25,818
For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. At March 31, 2017, “restricted cash” on the condensed consolidated balance sheet represents cash that will be used to settle certain claims and pay certain professional fees in accordance with the Plan. At December 31, 2016, “restricted cash” on the condensed consolidated balance sheet represents amounts restricted related to utility services providers. In addition, restricted cash of approximately $8 million is included in “other noncurrent assets” on the condensed consolidated balance sheets at both March 31, 2017, and December 31, 2016, and

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

represents cash deposited by the Company into a separate account designated for asset retirement obligations in accordance with contractual agreements.
At March 31, 2017, and December 31, 2016, net outstanding checks of approximately $18 million and $6 million, respectively, were reclassified and included in “accounts payable and accrued expenses” on the condensed consolidated balance sheets. Net outstanding checks are presented as cash flows from financing activities and included in “other” on the consolidated statements of cash flows.
Note 16 – Related Party Transactions
Berry Petroleum Company, LLC
Berry, a former subsidiary of the Predecessor, was deconsolidated effective December 3, 2016 (see Note 4). The employees of Linn Operating, Inc. (“LOI”), a subsidiary of the Predecessor, provided services and support to Berry in accordance with an agency agreement and power of attorney between Berry and LOI. Upon deconsolidation, transactions between the Predecessor and Berry were no longer eliminated in consolidation and were treated as related party transactions. These transactions include, but are not limited to, management fees paid to the Company by Berry. On the Effective Date, Berry emerged from bankruptcy as a stand-alone, unaffiliated entity.
For the two months ended February 28, 2017, and the three months ended March 31, 2016, Berry incurred management fees of approximately $6 million and $23 million, respectively, for services provided by LOI. The Predecessor also had accounts payable due to Berry of approximately $3 million included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet at December 31, 2016. In addition, $25 million due to Berry was included in “liabilities subject to compromise” on the Predecessor’s condensed consolidated balance sheet at December 31, 2016.
LinnCo, LLC
LinnCo, an affiliate of the Predecessor, was formed on April 30, 2012. All of LinnCo’s common shares were held by the public. As of December 31, 2016, LinnCo had no significant assets or operations other than those related to its interest in the Predecessor and owned approximately 71% of the Predecessor’s then outstanding units. In accordance with the Plan, LinnCo will be dissolved following the resolution of all outstanding claims.
The Predecessor had agreed to provide to LinnCo, or to pay on LinnCo’s behalf, any financial, legal, accounting, tax advisory, financial advisory and engineering fees, and other administrative and out-of-pocket expenses incurred by LinnCo, along with any other expenses incurred in connection with any public offering of shares in LinnCo or incurred as a result of being a publicly traded entity. These expenses include costs associated with annual, quarterly and other reports to holders of LinnCo shares, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees. In addition, the Predecessor had agreed to indemnify LinnCo and its officers and directors for damages suffered or costs incurred (other than income taxes payable by LinnCo) in connection with carrying out LinnCo’s activities. All expenses and costs paid by the Predecessor on LinnCo’s behalf were expensed by the Predecessor.
For the two months ended February 28, 2017, LinnCo incurred total general and administrative expenses of approximately $287,000, including approximately $240,000 related to services provided by the Predecessor. All of the expenses incurred during the two months ended February 28, 2017, had been paid by the Predecessor on LinnCo’s behalf as of February 28, 2017.
For the three months ended March 31, 2016, LinnCo incurred total general and administrative expenses and certain offering costs of approximately $1.7 million, including approximately $603,000 related to services provided by the Predecessor. Of the expenses and costs incurred during the three months ended March 31, 2016, approximately $918,000 had been paid by the Predecessor on LinnCo’s behalf as of March 31, 2016.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 17 - Redeemable Noncontrolling Interests
Redeemable noncontrolling interests on the condensed consolidated balance sheet as of March 31, 2017, relate to the noncontrolling Class B unitholders of Holdco. Class B units can be converted at any time by the holder to Class A-2 units of Holdco or Class A common stock of the Company in accordance with the terms of the Holdco LLC Agreement. As of March 31, 2017, the redeemable noncontrolling interests of approximately $29 million presented as temporary equity on the condensed consolidated balance sheet consists solely of the noncash share-based compensation related to the vested portion of such incentive interest awards in the form of Class B units issued to certain members of management (see Note 12). In accordance with the Holdco LLC Agreement, the requirements entitling Class B unitholders to Holdco distributions had not been met as of March 31, 2017, and, therefore, no allocation of net income (loss) was made to the redeemable noncontrolling interests for the one month ended March 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The following discussion contains forward-looking statements based on expectations, estimates and assumptions. Actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGL, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, credit and capital market conditions, regulatory changes and other uncertainties, as well as those factors set forth in “Cautionary Statement Regarding Forward-Looking Statements” below and in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and elsewhere in the Annual Report.
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
The reference to “Berry” herein refers to Berry Petroleum Company, LLC, which was an indirect 100% wholly owned subsidiary of the Predecessor through February 28, 2017. Berry was deconsolidated effective December 3, 2016 (see below and Note 4). The reference to “LinnCo” herein refers to LinnCo, LLC, which was an affiliate of the Predecessor.
The reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”
Executive Overview
LINN Energy is an independent oil and natural gas company that was formed in February 2017, in connection with the reorganization of the Predecessor. The Predecessor was publicly traded from January 2006 to February 2017. As discussed further below and in Note 2, on May 11, 2016 (the “Petition Date”), Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo (collectively, the “LINN Debtors”) and Berry (collectively with the LINN Debtors, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040. During the pendency of the Chapter 11 proceedings, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company emerged from bankruptcy effective February 28, 2017.
On December 3, 2016, LINN Energy filed an amended plan of reorganization that excluded Berry. As a result of its loss of control of Berry, LINN Energy concluded that it was appropriate to deconsolidate Berry effective on the aforementioned date. The results of operations of Berry are reported as discontinued operations for the three months ended March 31, 2016.
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
The Company’s current focus is the upstream and midstream development of the SCOOP / STACK / Merge in Oklahoma. Additionally, the Company is pursuing emerging horizontal opportunities in the Mid-Continent, Rockies and TexLa regions while continuing to add value by efficiently operating and applying new technology to a diverse set of long-life producing assets.
For the three months ended March 31, 2017, the Company’s results included the following:

•
oil, natural gas and NGL sales of approximately $87 million and $204 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, compared to $200 million for the three months ended March 31, 2016;

•
average daily production of approximately 788 MMcfe/d and 775 MMcfe/d for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, compared to 858 MMcfe/d for the three months ended March 31, 2016;

•
net loss of approximately $7 million and net income of approximately $2.4 billion for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, compared to net loss of approximately $1.3 billion for the three months ended March 31, 2016;

•
net cash provided by operating activities from continuing operations of approximately $18 million and net cash used in operating activities of approximately $21 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, compared to net cash provided by operating activities of approximately $270 million for the three months ended March 31, 2016;

•
capital expenditures of approximately $19 million and $46 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, compared to $28 million for the three months ended March 31, 2016; and

•	27 wells drilled (all successful) compared to 59 wells drilled (58 successful) for the three months ended March 31, 2016.
Predecessor and Successor Reporting
As a result of the application of fresh start accounting (see Note 3), the Company’s condensed consolidated financial statements and certain note presentations are separated into two distinct periods, the period before the Effective Date (labeled Predecessor) and the period after that date (labeled Successor), to indicate the application of different basis of accounting between the periods presented. Despite this separate presentation, there was continuity of the Company’s operations.
Chapter 11 Proceedings
On the Petition Date, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040.
On December 3, 2016, the LINN Debtors filed the Amended Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and Its Debtor Affiliates Other Than Linn Acquisition Company, LLC (“LAC”) and Berry Petroleum Company, LLC (the “Plan”). The LINN Debtors subsequently filed amended versions of the Plan with the Bankruptcy Court.
On December 13, 2016, LAC and Berry filed the Amended Joint Chapter 11 Plan of Reorganization of Linn Acquisition Company, LLC and Berry Petroleum Company, LLC (the “Berry Plan” and together with the Plan, the “Plans”). LAC and Berry subsequently filed amended versions of the Berry Plan with the Bankruptcy Court.
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
Plan of Reorganization
In accordance with the Plan, on the Effective Date:

•
The Predecessor transferred all of its assets, including equity interests in its subsidiaries, other than LAC and Berry, to Linn Energy Holdco II LLC (“Holdco II”), a newly formed subsidiary of the Predecessor and the borrower under the Credit Agreement (“Successor Credit Facility”) entered into in connection with the reorganization, in exchange for 100% of the equity of Holdco II and the issuance of interests in the Successor Credit Facility to certain of the Predecessor’s creditors in partial satisfaction of their claims (the “Contribution”). Immediately following the Contribution, the Predecessor transferred 100% of the equity interests in Holdco II to the Successor in exchange for approximately $530 million in cash and an amount of equity securities in the Successor not to exceed 49.90% of the outstanding equity interests of the Successor (the “Disposition”), which the Predecessor distributed to certain of its creditors in satisfaction of their claims. Contemporaneously with the reorganization transactions and pursuant to the Plan, (i) LAC assigned all of its rights, title and interest in the membership interests of Berry to Berry Petroleum Corporation, (ii) all of the equity interests in LAC and the Predecessor were canceled and (iii) LAC and the Predecessor commenced liquidation, which is expected to be completed following the resolution of the respective companies’ outstanding claims.

•
The holders of claims under the Predecessor’s Sixth Amended and Restated Credit Agreement (“Predecessor Credit Facility”) received a full recovery, consisting of a cash paydown and their pro rata share of the $1.7 billion Successor Credit Facility. As a result, all outstanding obligations under the Predecessor Credit Facility were canceled.

•
Holdco II, as borrower, entered into the Successor Credit Facility with the holders of claims under the Predecessor Credit Facility, as lenders, and Wells Fargo Bank, National Association, as administrative agent, providing for a new reserve-based revolving loan with up to $1.4 billion in borrowing commitments and a new term loan in an original principal amount of $300 million. For additional information, see “Financing Activities” below.

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

•
All units of the Predecessor that were issued and outstanding immediately prior to the Effective Date were extinguished without recovery. On the Effective Date, the Successor issued in the aggregate 89,229,892 shares of Class A common stock. No cash was raised from the issuance of the Class A common stock on account of claims held by the Predecessor’s creditors.

•
The Successor entered into a registration rights agreement with certain parties, pursuant to which the Company agreed to, among other things, file a registration statement with the Securities and Exchange Commission within 60 days of the Effective Date covering the offer and resale of “Registrable Securities” (as defined therein).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•
By operation of the Plan and the Confirmation Order, the terms of the Predecessor’s board of directors expired as of the Effective Date. The Successor formed a new board of directors, consisting of the Chief Executive Officer of the Predecessor, one director selected by the Successor and five directors selected by a six-person selection committee.

Divestiture – Pending
On May 2, 2017, the Company, through certain of its wholly owned subsidiaries, entered into a definitive purchase and sale agreement to sell its interest in properties located in western Wyoming to Jonah Energy LLC for a contract price of approximately $581.5 million, subject to closing adjustments. Proceeds from the sale are expected to be used to reduce outstanding borrowings under the Company’s revolving credit facility and term loan. The sale is anticipated to close in the second quarter of 2017, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied. The Company continues to market the previously announced non-core assets in California, the Permian Basin, south Texas, Salt Creek and the Williston Basin.
2017 Oil and Natural Gas Capital Budget
For 2017, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $413 million, including approximately $300 million related to its oil and natural gas capital program and approximately $102 million related to its plant and pipeline capital. This estimate is under continuous review and subject to ongoing adjustments.
Financing Activities
Successor Credit Facility
On the Effective Date, pursuant to the terms of the Plan, the Company entered into the Successor Credit Facility with Holdco II as borrower and Wells Fargo Bank, National Association, as administrative agent, providing for: 1) a revolving loan with an initial borrowing base of $1.4 billion and 2) a term loan in an original principal amount of $300 million. As of March 31, 2017, total borrowings outstanding under the Successor Credit Facility were approximately $834 million, and there was approximately $853 million of remaining available borrowing capacity (which includes a $7 million reduction for outstanding letters of credit).
There are no scheduled borrowing base redeterminations until April 1, 2018. After such time and until August 28, 2020, any scheduled redetermination of the borrowing base resulting in a decrease of the borrowing base will cause the borrowing base to be allocated into a conforming revolving loan tranche and a non-conforming revolving loan tranche that, in the aggregate, equal $1.4 billion. Interest on borrowings under the revolving loan is determined by reference to the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of (a) 3.50% per annum in the case of the conforming revolving loan tranche and (b) 5.50% per annum in the case of the non-conforming revolving loan tranche. The revolving loan is not subject to amortization. The conforming revolving loan tranche matures on February 27, 2021, and the non-conforming revolving loan tranche matures on August 28, 2020.
The term loan incurs interest at a rate of LIBOR plus 7.50% per annum, amortizes quarterly, and matures on February 27, 2021.
Holdco II has the right to prepay any borrowings under the Successor Credit Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to eurodollar loans.
The obligations under the Successor Credit Facility are secured by mortgages covering approximately 95% of the total value of the proved reserves of the oil and natural gas properties of the Company, and certain equipment and facilities associated therewith, along with liens on substantially all personal property of the Company and are guaranteed by the Company, Linn Energy Holdco LLC and Holdco II’s subsidiaries, subject to customary exceptions. Under the Successor Credit Facility, the Company is required to maintain certain financial covenants including the maintenance of (i) an asset coverage ratio of at least 1.1 to 1.0, tested on (a) the date of each scheduled borrowing base redetermination commencing with the first scheduled borrowing base redetermination and (b) the date of each additional borrowing base redetermination done in conjunction with an asset sale and (ii) a maximum total net debt to last twelve months EBITDAX ratio of 6.75 to 1.0 for March 31, 2018 through December 31, 2018, 6.5 to 1.0 for March 31, 2019 through March 31, 2020, and 4.5 to 1.0 thereafter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Successor Credit Facility also contains customary affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and natural gas engineering reports and budgets, maintenance and operation of property (including oil and natural gas properties), restrictions on the incurrence of liens and indebtedness, mergers, consolidations and sales of assets, transactions with affiliates and other customary covenants.
The Successor Credit Facility contains customary events of default and remedies for credit facilities of this nature. Failure to comply with the financial and other covenants in the Successor Credit Facility would allow the lenders, subject to customary cure rights, to require immediate payment of all amounts outstanding under the Successor Credit Facility.
Listing on the OTCQB Market
As a result of cancellation of the Predecessor’s units on the Effective Date, the units ceased to trade on the OTC Markets Group Inc.’s Pink marketplace. In April 2017, the Successor’s Class A common stock was approved for trading on the OTCQB market under the symbol “LNGG.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
The following table reflects the Company’s results of operations for each of the Successor and Predecessor periods presented:

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017	Three Months Ended March 31, 2016
(in thousands)
Revenues and other:
Natural gas sales	$38,070	$99,561	$96,025
Oil sales	37,290	73,323	80,316
NGL sales	12,085	30,882	23,508
Total oil, natural gas and NGL sales	87,445	203,766	199,849
Gains (losses) on oil and natural gas derivatives	(11,959)	92,691	109,453
Marketing and other revenues (1)	4,947	16,561	37,397
	80,433	313,018	346,699
Expenses:
Lease operating expenses	27,166	53,224	88,387
Transportation expenses	13,723	25,972	41,994
Marketing expenses	2,539	4,820	7,833
General and administrative expenses (2)	10,411	71,745	83,720
Exploration costs	55	93	2,693
Depreciation, depletion and amortization	21,362	56,484	105,215
Impairment of long-lived assets	—	—	123,316
Taxes, other than income taxes	7,502	15,747	19,754
Losses on sale of assets and other, net	445	672	1,269
	83,203	228,757	474,181
Other income and (expenses)	(5,305)	(18,555)	(85,199)
Reorganization items, net	(2,565)	2,331,189	—
Income (loss) from continuing operations before income tax	(10,640)	2,396,895	(212,681)
Income tax expense (benefit)	(3,384)	(166)	10,246
Income (loss) from continuing operations	(7,256)	2,397,061	(222,927)
Loss from discontinued operations, net of income taxes	—	—	(1,124,819)
Net income (loss)	$(7,256)	$2,397,061	$(1,347,746)

(1)
Marketing and other revenues for the two months ended February 28, 2017, and the three months ended March 31, 2016, include approximately $6 million and $23 million, respectively, of management fee revenues recognized by the Company from Berry. Management fee revenues are included in “other revenues” on the condensed consolidated statements of operations.

(2)
General and administrative expenses for the one month ended March 31, 2017, the two months ended February 28, 2017, and the three months ended March 31, 2016, include approximately $4 million, $50 million and $9 million, respectively, of noncash share-based compensation expenses. In addition, general and administrative expenses for the two months ended February 28, 2017, and the three months ended March 31, 2016, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017	Three Months Ended March 31, 2016
Average daily production:
Natural gas (MMcf/d)	496	495	535
Oil (MBbls/d)	25.6	25.1	29.5
NGL (MBbls/d)	23.2	21.4	24.3
Total (MMcfe/d)	788	775	858

Weighted average prices: (1)
Natural gas (Mcf)	$2.48	$3.41	$1.97
Oil (Bbl)	$47.07	$49.50	$29.91
NGL (Bbl)	$16.82	$24.41	$10.61

Average NYMEX prices:
Natural gas (MMBtu)	$2.63	$3.66	$2.09
Oil (Bbl)	$49.67	$53.04	$33.45

Costs per Mcfe of production:
Lease operating expenses	$1.11	$1.16	$1.13
Transportation expenses	$0.56	$0.57	$0.54
General and administrative expenses (2)	$0.43	$1.57	$1.07
Depreciation, depletion and amortization	$0.87	$1.24	$1.35
Taxes, other than income taxes	$0.31	$0.34	$0.25

Average daily production – discontinued operations:
Total (MMcfe/d)	—	—	255

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the one month ended March 31, 2017, the two months ended February 28, 2017, and the three months ended March 31, 2016, include approximately $4 million, $50 million and $9 million, respectively, of noncash share-based compensation expenses. In addition, general and administrative expenses for the two months ended February 28, 2017, and the three months ended March 31, 2016, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $91 million or 46% to approximately $87 million and $204 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, from approximately $200 million for the three months ended March 31, 2016, due to higher oil, natural gas and NGL prices, partially offset by lower production volumes. Higher oil, natural gas and NGL prices resulted in an increase in revenues of approximately $74 million, $61 million and $25 million, respectively.
Average daily production volumes decreased to approximately 788 MMcfe/d and 775 MMcfe/d for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, from approximately 858 MMcfe/d for the three months ended March 31, 2016. Lower oil, natural gas and NGL production volumes resulted in a decrease in revenues of approximately $44 million, $20 million and $5 million, respectively.
The following table sets forth average daily production by region:

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017	Three Months Ended March 31, 2016
Average daily production (MMcfe/d):
Rockies	287	294	347
Hugoton Basin	169	159	188
Mid-Continent	127	109	97
TexLa	77	80	72
Permian Basin	46	49	62
California	29	30	34
Michigan/Illinois	29	29	30
South Texas	24	25	28
	788	775	858
The increases in average daily production volumes in the Mid-Continent and TexLa primarily reflect increased development capital spending in the regions. The decreases in average daily production volumes in the remaining regions primarily reflect lower production volumes as a result of reduced development capital spending throughout the Company’s various regions, as well as marginal well shut-ins, driven by continued low commodity prices.
Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives were approximately $12 million for the one month ended March 31, 2017, and gains on oil and natural gas derivatives were approximately $93 million and $109 million for the two months ended February 28, 2017, and the three months ended March 31, 2016, respectively. Gains and losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
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

Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Other revenues primarily include management fee revenues recognized by the Company from Berry (in the Predecessor periods) and helium sales revenue. Marketing and other revenues decreased by approximately $15 million or 42% to approximately $5 million and $17 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, from approximately $37 million for the three months ended March 31, 2016. The decrease was primarily due to the inclusion of management fee revenues from Berry included in the Predecessor periods and lower revenues generated by the Jayhawk natural gas processing plant in Kansas, partially offset by higher helium sales revenue in the Hugoton Basin.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $8 million or 9% to approximately $27 million and $53 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, from approximately $88 million for the three months ended March 31, 2016. The decrease was primarily due to reduced labor costs for field operations as a result of cost savings initiatives. Lease operating expenses per Mcfe were $1.11 per Mcfe and $1.16 per Mcfe for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, compared to $1.13 per Mcfe for the three months ended March 31, 2016.
Transportation Expenses
Transportation expenses decreased by approximately $2 million or 5% to approximately $14 million and $26 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, from approximately $42 million for the three months ended March 31, 2016. The decrease was primarily due to reduced costs as a result of lower production volumes. Transportation expenses per Mcfe increased to $0.56 per Mcfe and $0.57 per Mcfe for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, compared to $0.54 per Mcfe for the three months ended March 31, 2016.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses remained relatively consistent at approximately $3 million and $5 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, compared to approximately $8 million the three months ended March 31, 2016.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. In addition, general and administrative expenses in the Predecessor periods include expenses incurred by LINN Energy associated with the operations of Berry. General and administrative expenses decreased by approximately $2 million or 2% to approximately $10 million and $72 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, from approximately $84 million for the three months ended March 31, 2016. The decrease was primarily due to lower professional services expenses, the inclusion of costs associated with the operations of Berry in the Predecessor periods and lower various other administrative expenses including insurance and rent, partially offset by higher noncash share-based compensation expenses principally driven by the immediate vesting of certain awards on the Effective Date. General and administrative expenses per Mcfe were $0.43 per Mcfe and $1.57 per Mcfe for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, compared to $1.07 per Mcfe for the three months ended March 31, 2016.
For professional services expenses related to the Chapter 11 proceedings that were incurred since the Petition Date and prior to the Effective Date, see “Reorganization Items, Net.”
Exploration Costs
Exploration costs decreased by approximately $3 million to approximately $55,000 and $93,000 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, from approximately $3 million for the three months ended March 31, 2016. The decrease was primarily due to lower seismic data expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $28 million or 26% to approximately $21 million and $56 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, from approximately $105 million for the three months ended March 31, 2016. The decrease was primarily due to lower rates as a result of the application of fresh start accounting and impairments recorded in the first quarter of 2016, as well as lower total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $0.87 per Mcfe and $1.24 per Mcfe for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, from $1.35 per Mcfe for the three months ended March 31, 2016.
Impairment of Long-Lived Assets
The Company recorded no impairment charges for the one month ended March 31, 2017, or the two months ended February 28, 2017. During the three months ended March 31, 2016, the Company recorded a noncash impairment charge of approximately $123 million associated with proved oil and natural gas properties in the Mid-Continent region due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves.
Taxes, Other Than Income Taxes

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017	Three Months Ended March 31, 2016
(in thousands)
Severance taxes	$3,921	$9,223	$7,103
Ad valorem taxes	3,482	6,359	12,340
Other	99	165	311
	$7,502	$15,747	$19,754
Severance taxes, which are a function of revenues generated from production, increased primarily due to higher oil, natural gas and NGL prices partially offset by lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to lower estimated valuations on certain of the Company’s properties.
Other Income and (Expenses)

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017	Three Months Ended March 31, 2016
(in thousands)
Interest expense, net of amounts capitalized	$(4,917)	$(18,406)	$(85,267)
Other, net	(388)	(149)	68
	$(5,305)	$(18,555)	$(85,199)
Interest expense decreased primarily due to the Company’s discontinuation of interest expense recognition on the senior notes for the two months ended February 28, 2017, as a result of the Chapter 11 proceedings, lower outstanding debt and lower amortization of discounts and financing fees. For the two months ended February 28, 2017, contractual interest, which was not recorded, on the senior notes was approximately $37 million. See “Debt” under “Liquidity and Capital Resources” below for additional details.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Second Lien Notes were accounted for as a troubled debt restructuring which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. For the two months ended February 28, 2017, unrecorded contractual interest on the Second Lien Notes was $20 million.
Reorganization Items, Net
The Company incurred significant costs associated with the reorganization. Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments were determined. The following table summarizes the components of reorganization items included on the condensed consolidated statements of operations:

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Gain on settlement of liabilities subject to compromise	$—	$3,724,750
Recognition of an additional claim for the Predecessor’s Second Lien Notes settlement	—	(1,000,000)
Fresh start valuation adjustments	—	(591,525)
Income tax benefit related to implementation of the Plan	—	264,889
Legal and other professional advisory fees	(2,570)	(46,961)
Terminated contracts	—	(6,915)
Other	5	(13,049)
Reorganization items, net	$(2,565)	$2,331,189
Income Tax Expense (Benefit)
Effective February 28, 2017, upon the consummation of the Plan, the Successor became a C corporation. Prior to the consummation of the Plan, the Predecessor was a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits were passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Predecessor’s subsidiaries were C corporations subject to federal and state income taxes. The Company recognized an income tax benefit of approximately $3 million and $166,000 for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, compared to income tax expense of approximately $10 million for the three months ended March 31, 2016.
Loss from Discontinued Operations, Net of Income Taxes
Berry was deconsolidated effective December 3, 2016, and its results of operations are reported as discontinued operations for the three months ended March 31, 2016. Loss from discontinued operations, net of income taxes was approximately $1.1 billion for the three months ended March 31, 2016.
Net Income (Loss)
Net loss decreased by approximately $3.7 billion to net loss of approximately $7 million and net income of approximately $2.4 billion for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, from net loss of approximately $1.3 billion for the three months ended March 31, 2016. The decrease was primarily due to gains included in reorganization items, lower impairment charges and higher production revenues. See discussion above for explanations of variances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity and Capital Resources
Historically, the Company has utilized funds from debt and equity offerings, borrowings under its credit facilities and net cash provided by operating activities for capital resources and liquidity, and the primary use of capital has been for acquisitions and the development of oil and natural gas properties. For the one month ended March 31, 2017, and the two months ended February 28, 2017, the Company’s total capital expenditures were approximately $19 million and $46 million, respectively.
See below for details regarding capital expenditures for the periods presented:

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017	Three Months Ended March 31, 2016
(in thousands)
Oil and natural gas	$17,147	$39,659	$23,717
Plant and pipeline	2,096	5,176	1,542
Other	167	1,243	2,733
Capital expenditures, excluding acquisitions	$19,410	$46,078	$27,992
Capital expenditures, excluding acquisitions – discontinued operations	$—	$—	$9,303
The increase in capital expenditures was primarily due to oil and natural gas development activities in the SCOOP / STACK and plant and pipeline development activities associated with a processing facility in the Merge. For 2017, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $413 million, including approximately $300 million related to its oil and natural gas capital program and approximately $102 million related to its plant and pipeline capital. This estimate is under continuous review and subject to ongoing adjustments.
Statements of Cash Flows
The following is a comparative cash flow summary:

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017	Three Months Ended March 31, 2016
(in thousands)
Net cash:
Provided by (used in) operating activities	$17,693	$(20,814)	$291,028
Used in investing activities	(22,384)	(58,756)	(91,421)
Provided by (used in) financing activities	(48,592)	(560,932)	857,781
Net increase (decrease) in cash and cash equivalents	$(53,283)	$(640,502)	$1,057,388
Operating Activities
Cash provided by operating activities was approximately $18 million and cash used in operating activities was approximately $21 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, compared to cash provided by operating activities of approximately $291 million for the three months ended March 31, 2016. The decrease was primarily due to lower cash settlements on derivatives partially offset by higher production related revenues principally due to higher commodity prices. In addition, in February 2017, restricted cash increased by approximately $80 million in order to fund the settlement of certain claims and pay certain professional fees in accordance with the Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017	Three Months Ended March 31, 2016
(in thousands)
Cash flow from investing activities:
Capital expenditures	$(22,710)	$(58,590)	$(76,811)
Proceeds from sale of properties and equipment and other	326	(166)	(280)
Net cash used in investing activities – continuing operations	(22,384)	(58,756)	(77,091)
Net cash used in investing activities – discontinued operations	—	—	(14,330)
Net cash used in investing activities	$(22,384)	$(58,756)	$(91,421)
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures increased primarily due to higher spending on development activities in the Company’s Mid-Continent and TexLa regions. The Company made no acquisitions of properties during the three months ended March 31, 2017, or March 31, 2016. Berry was deconsolidated effective December 3, 2016, and its cash flows are reported as discontinued operations for the three months ended March 31, 2016.
Financing Activities
Cash used in financing activities was approximately $49 million and $561 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, compared to cash provided by financing activities of approximately $858 million for the three months ended March 31, 2016. On February 28, 2017, the Company canceled its obligations under the Predecessor Credit Facility and entered into the Successor Credit Facility (see Note 6), which was a net transaction and is reflected as such on the condensed consolidated statement of cash flows. During the three months ended March 31, 2016, the Company borrowed approximately $979 million under the Predecessor Credit Facility, including approximately $919 million in February 2016 which represented the remaining undrawn amount that was available.
The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017	Three Months Ended March 31, 2016
(in thousands)
Proceeds from borrowings:
Successor Credit Facility	$30,000	$—	$—
Predecessor Credit Facility	—	—	978,500
	$—	$—	$978,500
Repayments of debt:
Successor Credit Facility	$(96,250)	$—	$—
Predecessor Credit Facility	—	(1,038,986)	(100,000)
	$(96,250)	$(1,038,986)	$(100,000)
In addition, in February 2017, the Company made a $30 million payment to holders of claims under the Second Lien Notes and also issued 41,359,806 shares of Class A common stock to participants in the rights offerings extended by the Company to certain holders of claims arising under the Second Lien Notes and the Unsecured Notes for net proceeds of approximately $514 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Debt
The following summarizes the Company’s outstanding debt:

	Successor	Predecessor
	March 31, 2017	December 31, 2016
(in thousands, except percentages)
Successor revolving loan	$540,000	$—
Successor term loan	293,750	—
Predecessor credit facility	—	1,654,745
Predecessor term loan	—	284,241
6.50% senior notes due May 2019	—	562,234
6.25% senior notes due November 2019	—	581,402
8.625% senior notes due April 2020	—	718,596
12.00% senior secured second lien notes due December 2020	—	1,000,000
7.75% senior notes due February 2021	—	779,474
6.50% senior notes due September 2021	—	381,423
Net unamortized deferred financing fees	—	(1,257)
Total debt, net	833,750	5,960,858
Less current portion, net (1)	(28,125)	(1,937,729)
Less liabilities subject to compromise (2)	—	(4,023,129)
Long-term debt	$805,625	$—

(1)
At March 31, 2017, the current portion of long-term debt reflects required payments on the Successor’s term loan in the next twelve months. Due to covenant violations, the Predecessor’s credit facility and term loan were classified as current at December 31, 2016.

(2)
The Predecessor’s senior notes and Second Lien Notes were classified as liabilities subject to compromise at December 31, 2016. On the Effective Date, pursuant to the terms of the Plan, all outstanding amounts under these debt instruments were canceled.

As of April 30, 2017, total borrowings outstanding under the Successor Credit Facility were approximately $814 million, and there was approximately $872 million of remaining available borrowing capacity (which includes a $8 million reduction for outstanding letters of credit). Pursuant to the terms of the Plan, on the Effective Date, all obligations under the Predecessor’s credit facility, Second Lien Notes and senior notes were canceled.
For additional information related to the Company’s outstanding debt, see Note 6.
Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value. The Company’s counterparties were former participants or affiliates of participants in the Predecessor Credit Facility or are current participants or affiliates of participants in the Successor Credit Facility. The Successor Credit Facility is secured by certain of the Company’s and its subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dividends/Distributions
Under the Predecessor’s limited liability company agreement, unitholders were entitled to receive a distribution of available cash, which included cash on hand plus borrowings less any reserves established by the Predecessor’s Board of Directors to provide for the proper conduct of the Predecessor’s business (including reserves for future capital expenditures, including drilling, acquisitions and anticipated future credit needs) or to fund distributions, if any, over the next four quarters. In October 2015, the Predecessor’s Board of Directors determined to suspend payment of the Predecessor’s distribution. The Successor currently has no intention of paying cash dividends and any future payment of cash dividends would be subject to the restrictions in the Successor Credit Facility.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements.
Contingencies
See Part II. Item 1. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.
Commitments and Contractual Obligations
The following is a summary of the Company’s commitments and contractual obligations as of March 31, 2017:

	Payments Due
Contractual Obligations	Total	2017	2018 – 2019	2020 – 2021	2022 and Beyond
	(in thousands)
Debt obligations:
Successor revolving loan	$540,000	$—	$—	$540,000	$—
Successor term loan	293,750	18,750	87,500	187,500	—
Interest (1)	165,435	35,659	86,705	43,071	—
Operating lease obligations:
Office, property and equipment leases	7,987	2,595	4,860	472	60
Other:
Commodity derivatives	18,701	16,081	2,620	—	—
Asset retirement obligations	358,337	9,858	19,643	17,438	311,398
Other	946	46	122	122	656
	$1,385,156	$82,989	$201,450	$788,603	$312,114

(1)	Represents interest on the Successor’s revolving loan and the term loan computed at 4.33% and 8.33%, respectively, through contractual maturity.
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
Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include discussions about the Company’s:

•	business strategy;

•	acquisition and disposition strategy;

•	financial strategy;

•	new capital structure and the adoption of fresh start accounting;

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

•	large or multiple customer defaults on contractual obligations, including defaults resulting from actual or potential insolvencies;

•	ability to comply with covenants under the Successor Credit Facility;

•	effects of legal proceedings;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results, including results of acquired properties;

•	plans, objectives, expectations and intentions; and

•	taxes.
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2016, and elsewhere in the Annual Report. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary market risks are attributable to fluctuations in commodity prices and interest rates. These risks can affect the Company’s business, financial condition, operating results and cash flows. See below for quantitative and qualitative information about these risks.
The following should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s 2016 Annual Report on Form 10-K. The reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”
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
At March 31, 2017, the fair value of fixed price swaps and collars was a net liability of approximately $8 million. A 10% increase in the index oil and natural gas prices above the March 31, 2017, prices would result in a net liability of approximately $88 million, which represents a decrease in the fair value of approximately $80 million; conversely, a 10% decrease in the index oil and natural gas prices below the March 31, 2017, prices would result in a net asset of approximately $71 million, which represents an increase in the fair value of approximately $79 million.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

Interest Rate Risk
At March 31, 2017, the Company had debt outstanding under the Successor’s revolving loan and term loan of approximately $834 million which incurred interest at floating rates. A 1% increase in the respective market rates would result in an estimated $8 million increase in annual interest expense.
At December 31, 2016, the Company had debt outstanding under the Predecessor Credit Facility of approximately $1.9 billion which incurred interest at floating rates. A 1% increase in the respective market rates would result in an estimated $19 million increase in annual interest expense.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.
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
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2017 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
On May 11, 2016, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040. On January 27, 2017, the Bankruptcy Court entered the Confirmation Order. Consummation of the Plan was subject to certain conditions set forth in the Plan. On the Effective Date, all of the conditions were satisfied or waived and the Plan became effective and was implemented in accordance with its terms. The LINN Debtors Chapter 11 cases will remain pending until the final resolution of all outstanding claims.
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
In March 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under the Predecessor Credit Facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31 million. The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order. A hearing was held on April 27, 2017, and the parties are awaiting a ruling from the Bankruptcy Court on this matter.
The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Item 1A.	Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our shares are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. As of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number		Description

2.1	—
Amended Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and Its Debtor Affiliates Other Than Linn Acquisition Company, LLC and Berry Petroleum Company, LLC, dated January 25, 2017 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8‑K filed on January 31, 2017 (Case No. 16-60040))

2.2	—
Purchase and Sale Agreement, dated April 30, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC and Jonah Energy LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 4, 2017)

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

10.3†	—	Linn Energy, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed on February 28, 2017)
10.4†	—	Form of Restricted Stock Unit Agreement (for executive officers with employment agreements) (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-8 filed on February 28, 2017)
10.5†	—	Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-8 filed on February 28, 2017)
10.6†	—	Linn Energy Holdco LLC Incentive Interest Plan (incorporated herein by reference to Exhibit 10.6 to Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 23, 2017)
10.7†	—	Form of Award Agreement (base interests) (incorporated herein by reference to Exhibit 10.7 to Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 23, 2017)
10.8†	—	Form of Award Agreement (appreciation interests) (incorporated herein by reference to Exhibit 10.8 to Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 23, 2017)
10.9*†	—	Form of Special Bonus Award Agreement
10.10	—
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

Item 6.	Exhibits - Continued

Exhibit Number		Description

10.13	—
Joint Operating Agreement, dated February 28, 2017, between Berry Petroleum Company, LLC, as operator, and Linn Energy Holdings, LLC, as non-operator (Hill) (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K filed on March 3, 2017)

10.14†	—
Form of Indemnity Agreement between Linn Energy, Inc. and the directors and officers of Linn Energy, Inc. (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-8 filed on February 28, 2017)

10.15†	—	Second Amended and Restated Employment Agreement of Mark E. Ellis, dated February 28, 2017 (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed on March 3, 2017)
10.16†	—	Third Amended and Restated Employment Agreement of David B. Rottino, dated February 28, 2017 (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed on March 3, 2017)
10.17†	—	Second Amended and Restated Employment Agreement of Arden L. Walker, Jr., dated February 28, 2017 (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed on March 3, 2017)
10.18†	—	Employment Agreement of Jamin B. McNeil, dated February 28, 2017 (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 3, 2017)
10.19†	—	Employment Agreement of Thomas E. Emmons, dated February 28, 2017 (incorporated by reference to Exhibit 10.15 to Current Report on Form 8-K filed on March 3, 2017)
10.20†	—	Employment Agreement of Candice J. Wells, dated February 28, 2017 (incorporated by reference to Exhibit 10.16 to Current Report on Form 8-K filed on March 3, 2017)
10.21*†	—	Linn Energy, Inc. Severance Plan, dated February 28, 2017
31.1*	—	Section 302 Certification of Chief Executive Officer
31.2*	—	Section 302 Certification of Chief Financial Officer
32.1*	—	Section 906 Certification of Chief Executive Officer
32.2*	—	Section 906 Certification of Chief Financial Officer
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†	Management contract or compensatory plan or arrangement to be filed as an Exhibit hereto pursuant to Item 601 of Regulation S‑K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINN ENERGY, INC.
(Registrant)

Date: May 11, 2017	/s/ Darren R. Schluter
Darren R. Schluter
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: May 11, 2017	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)