Form 10-Q
period 2017-06-30
LINN ENERGY, INC.
filed 2017-08-03
CIK 1326428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of July 31, 2017, there were 88,511,309 shares of Class A common stock, par value $0.001 per share, outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
LINN ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor	Predecessor
	June 30, 2017	December 31, 2016
(in thousands, except share and unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16,903	$694,857
Accounts receivable – trade, net	163,935	198,064
Derivative instruments	23,959	—
Restricted cash	98,616	1,602
Other current assets	71,836	105,310
Assets held for sale	236,421	—
Current assets of discontinued operations	235,643	701
Total current assets	847,313	1,000,534

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	1,444,110	12,349,117
Less accumulated depletion and amortization	(37,572)	(9,843,908)
	1,406,538	2,505,209

Other property and equipment	441,483	618,262
Less accumulated depreciation	(12,739)	(217,724)
	428,744	400,538

Derivative instruments	12,759	—
Deferred income taxes	492,182	—
Other noncurrent assets	13,980	13,984
Noncurrent assets of discontinued operations	—	740,326
	518,921	754,310
Total noncurrent assets	2,354,203	3,660,057
Total assets	$3,201,516	$4,660,591

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$268,605	$295,081
Derivative instruments	486	82,508
Current portion of long-term debt, net	—	1,937,729
Other accrued liabilities	135,416	25,979
Liabilities held for sale	36,387	—
Current liabilities of discontinued operations	28,218	321
Total current liabilities	469,112	2,341,618

Derivative instruments	—	11,349
Long-term debt	183,430	—
Other noncurrent liabilities	264,025	360,405
Noncurrent liabilities of discontinued operations	—	39,202
Liabilities subject to compromise	—	4,305,005

LINN ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(Unaudited)

	Successor	Predecessor
	June 30, 2017	December 31, 2016
(in thousands, except share and unit amounts)
Commitments and contingencies (Note 10)
Temporary equity:
Redeemable noncontrolling interests	28,132	—
Stockholders’/unitholders’ equity (deficit):
Predecessor units issued and outstanding (no units issued or outstanding at June 30, 2017; 352,792,474 units issued and outstanding at December 31, 2016)	—	5,386,885
Predecessor accumulated deficit	—	(7,783,873)
Successor preferred stock ($0.001 par value, 30,000,000 shares authorized and no shares issued at June 30, 2017; no shares authorized or issued at December 31, 2016)	—	—
Successor Class A common stock ($0.001 par value, 270,000,000 shares authorized and 89,241,558 shares issued at June 30, 2017; no shares authorized or issued at December 31, 2016)	89	—
Successor additional paid-in capital	2,043,927	—
Successor retained earnings	212,801	—
Total stockholders’/unitholders’ equity (deficit)	2,256,817	(2,396,988)
Total liabilities and equity (deficit)	$3,201,516	$4,660,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
(in thousands, except per share and per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$243,167	$195,847
Gains (losses) on oil and natural gas derivatives	45,714	(183,794)
Marketing revenues	12,547	8,551
Other revenues	6,391	23,641
	307,819	44,245
Expenses:
Lease operating expenses	71,057	70,367
Transportation expenses	37,388	41,092
Marketing expenses	6,976	6,727
General and administrative expenses	34,458	52,169
Exploration costs	811	48
Depreciation, depletion and amortization	51,987	86,358
Taxes, other than income taxes	17,871	18,180
(Gains) losses on sale of assets and other, net	(306,969)	2,517
	(86,421)	277,458
Other income and (expenses):
Interest expense, net of amounts capitalized	(7,551)	(50,320)
Other, net	(1,163)	(1,226)
	(8,714)	(51,546)
Reorganization items, net	(3,377)	485,798
Income from continuing operations before income taxes	382,149	201,039
Income tax expense (benefit)	158,770	(3,652)
Income from continuing operations	223,379	204,691
Income (loss) from discontinued operations, net of income taxes	(3,322)	3,801
Net income	$220,057	$208,492

Income from continuing operations per share/unit – Basic	$2.49	$0.58
Income from continuing operations per share/unit – Diluted	$2.47	$0.58

Income (loss) from discontinued operations per share/unit – Basic	$(0.04)	$0.01
Income (loss) from discontinued operations per share/unit – Diluted	$(0.04)	$0.01

Net income per share/unit – Basic	$2.45	$0.59
Net income per share/unit – Diluted	$2.43	$0.59

Weighted average shares/units outstanding – Basic	89,849	352,789
Weighted average shares/units outstanding – Diluted	90,484	352,789
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
(Unaudited)

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands, except per share and per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$323,492	$188,885	$380,288
Gains (losses) on oil and natural gas derivatives	33,755	92,691	(74,341)
Marketing revenues	15,461	6,636	17,612
Other revenues	8,419	9,915	51,947
	381,127	298,127	375,506
Expenses:
Lease operating expenses	95,687	49,665	153,613
Transportation expenses	51,111	25,972	83,623
Marketing expenses	9,515	4,820	14,560
General and administrative expenses	44,869	71,745	135,889
Exploration costs	866	93	2,741
Depreciation, depletion and amortization	71,901	47,155	175,467
Impairment of long-lived assets	—	—	123,316
Taxes, other than income taxes	24,948	14,877	35,541
(Gains) losses on sale of assets and other, net	(306,524)	672	3,786
	(7,627)	214,999	728,536
Other income and (expenses):
Interest expense, net of amounts capitalized	(11,751)	(16,725)	(134,193)
Other, net	(1,551)	(149)	(1,158)
	(13,302)	(16,874)	(135,351)
Reorganization items, net	(5,942)	2,331,189	485,798
Income (loss) from continuing operations before income taxes	369,510	2,397,443	(2,583)
Income tax expense (benefit)	153,455	(166)	6,594
Income (loss) from continuing operations	216,055	2,397,609	(9,177)
Loss from discontinued operations, net of income taxes	(3,254)	(548)	(1,130,077)
Net income (loss)	$212,801	$2,397,061	$(1,139,254)

Income (loss) from continuing operations per share/unit – Basic	$2.41	$6.80	$(0.02)
Income (loss) from continuing operations per share/unit – Diluted	$2.40	$6.80	$(0.02)

Loss from discontinued operations per share/unit – Basic	$(0.04)	$(0.01)	$(3.21)
Loss from discontinued operations per share/unit – Diluted	$(0.04)	$(0.01)	$(3.21)

Net income (loss) per share/unit – Basic	$2.37	$6.79	$(3.23)
Net income (loss) per share/unit – Diluted	$2.36	$6.79	$(3.23)

Weighted average shares/units outstanding – Basic	89,849	352,792	352,511
Weighted average shares/units outstanding – Diluted	90,065	352,792	352,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (PREDECESSOR)
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Deficit	Total Unitholders’ Capital (Deficit)
	(in thousands)

December 31, 2016 (Predecessor)	352,792	$5,386,885	$(7,783,873)	$(2,396,988)
Net income		—	2,397,061	2,397,061
Other		(73)	—	(73)
February 28, 2017 (Predecessor)	352,792	5,386,812	(5,386,812)	—
Cancellation of predecessor equity	(352,792)	(5,386,812)	5,386,812	—
February 28, 2017 (Predecessor)	—	$—	$—	$—
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (SUCCESSOR)
(Unaudited)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)

Issuances of successor Class A common stock	89,230	$89	$2,021,142	$—	$2,021,231
Share-based compensation expenses		—	13,750	—	13,750
February 28, 2017 (Successor)	89,230	89	2,034,892	—	2,034,981
Net income		—	—	212,801	212,801
Issuances of successor Class A common stock	12	—	—	—	—
Repurchases of successor Class A common stock	—	—	(230)	—	(230)
Share-based compensation expenses		—	9,454	—	9,454
Other		—	(189)	—	(189)
June 30, 2017 (Successor)	89,242	$89	$2,043,927	$212,801	$2,256,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands)
Cash flow from operating activities:
Net income (loss)	$212,801	$2,397,061	$(1,139,254)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	3,254	548	1,130,077
Depreciation, depletion and amortization	71,901	47,155	175,467
Impairment of long-lived assets	—	—	123,316
Deferred income taxes	131,055	(166)	3,850
Noncash (gains) losses on oil and natural gas derivatives	(25,826)	(104,263)	931,251
Share-based compensation expenses	19,599	50,255	18,553
Amortization and write-off of deferred financing fees	82	1,338	9,227
(Gains) losses on sale of assets and other, net	(293,811)	1,069	3,929
Reorganization items, net	—	(2,359,364)	(498,954)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	27,212	(7,216)	(12,046)
(Increase) decrease in other assets	(1,245)	402	(19,039)
Increase in restricted cash	—	(80,164)	—
Increase (decrease) in accounts payable and accrued expenses	(49,984)	20,949	47,062
Increase in other liabilities	22,421	2,801	26,150
Net cash provided by (used in) operating activities – continuing operations	117,459	(29,595)	799,589
Net cash provided by operating activities – discontinued operations	13,966	8,781	1,612
Net cash provided by (used in) operating activities	131,425	(20,814)	801,201

Cash flow from investing activities:
Development of oil and natural gas properties	(61,534)	(50,597)	(80,909)
Purchases of other property and equipment	(27,287)	(7,409)	(13,655)
Proceeds from sale of properties and equipment and other	641,219	(166)	(2,713)
Net cash provided by (used in) investing activities – continuing operations	552,398	(58,172)	(97,277)
Net cash provided by (used in) investing activities – discontinued operations	(1,645)	(584)	26,166
Net cash provided by (used in) investing activities	550,753	(58,756)	(71,111)

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands)
Cash flow from financing activities:
Proceeds from rights offerings, net	—	514,069	—
Proceeds from borrowings	160,000	—	978,500
Repayments of debt	(876,570)	(1,038,986)	(913,210)
Debt issuance costs paid	(2,973)	—	(623)
Payment to holders of claims under the second lien notes	—	(30,000)	—
Other	(87)	(6,015)	(20,687)
Net cash provided by (used in) financing activities – continuing operations	(719,630)	(560,932)	43,980
Net cash used in financing activities – discontinued operations	—	—	(1,593)
Net cash provided by (used in) financing activities	(719,630)	(560,932)	42,387

Net increase (decrease) in cash and cash equivalents	(37,452)	(640,502)	772,477
Cash and cash equivalents:
Beginning	54,355	694,857	2,168
Ending	16,903	54,355	774,645
Less cash and cash equivalents of discontinued operations at end of period	—	—	(15,008)
Ending – continuing operations	$16,903	$54,355	$759,637
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
The reference to “Berry” herein refers to Berry Petroleum Company, LLC, which was an indirect 100% wholly owned subsidiary of the Predecessor through February 28, 2017. Berry was deconsolidated effective December 3, 2016 (see Note 4). The reference to “LinnCo” herein refers to LinnCo, LLC, an affiliate of the Predecessor.
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
The Company’s properties are currently located in seven operating regions in the United States (“U.S.”), in the Rockies, the Hugoton Basin, the Mid-Continent, east Texas and north Louisiana (“TexLa”), the Permian Basin, Michigan/Illinois and south Texas. In July 2017, the Company divested all of its properties located in California.
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
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation. Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method. Redeemable noncontrolling interests on the condensed consolidated balance sheet as of June 30, 2017, relate to the noncontrolling Class B unitholders of the Company’s subsidiary, Linn Energy Holdco LLC (“Holdco”). See Note 12 and Note 17 for additional information.
The condensed consolidated financial statements for previous periods include certain reclassifications that were made to conform to current presentation. In addition, the Company has classified the assets and liabilities of its California properties, as

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

well as the results of operations and cash flows of its California properties and Berry, as discontinued operations on its condensed consolidated financial statements. Such reclassifications have no impact on previously reported net income (loss), stockholders’/unitholders’ equity (deficit) or cash flows. See Note 4 for additional information.
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
Recently Issued Accounting Standards
In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is intended to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (early adoption permitted). The Company is currently evaluating the impact of the adoption of this ASU on its financial statements and related disclosures. The adoption of this ASU is expected to result in the inclusion of restricted cash in the beginning and ending balances of cash on the statements of cash flows and disclosure reconciling cash and cash equivalents presented on the balance sheets to cash, cash equivalents and restricted cash on the statements of cash flows.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In March 2016, the FASB issued an ASU that is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this ASU on January 1, 2017. The adoption of this ASU had no impact on the Company’s historical financial statements or related disclosures. Upon adoption and subsequently this ASU will result in excess tax benefits, which were previously recorded in equity on the balance sheets and classified as financing activities on the statements of cash flows, being recorded in the statements of operations and classified as operating activities on the statements of cash flows. Additionally, the Company elected to begin accounting for forfeitures as they occur.
In February 2016, the FASB issued an ASU that is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2018, and interim periods within those years (early adoption permitted). The Company is currently evaluating the impact of the adoption of this ASU on its financial statements and related disclosures. The Company expects the adoption of this ASU to impact its balance sheets resulting from an increase in both assets and liabilities related to the Company’s leasing activities.
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
Plan of Reorganization
In accordance with the Plan, on the Effective Date:

•
The Predecessor transferred all of its assets, including equity interests in its subsidiaries, other than LAC and Berry, to Linn Energy Holdco II LLC (“Holdco II”), a newly formed subsidiary of the Predecessor and the borrower under the Credit Agreement (as amended, the “Successor Credit Facility”) entered into in connection with the reorganization, in exchange for 100% of the equity of Holdco II and the issuance of interests in the Successor Credit Facility to certain of the Predecessor’s creditors in partial satisfaction of their claims (the “Contribution”). Immediately following the Contribution, the Predecessor transferred 100% of the equity interests in Holdco II to the Successor in exchange for approximately $530 million in cash and an amount of equity securities in the Successor not to exceed 49.90% of the

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

outstanding equity interests of the Successor, which the Predecessor distributed to certain of its creditors in satisfaction of their claims. Contemporaneously with the reorganization transactions and pursuant to the Plan, (i) LAC assigned all of its rights, title and interest in the membership interests of Berry to Berry Petroleum Corporation, (ii) all of the equity interests in LAC and the Predecessor were canceled and (iii) LAC and the Predecessor commenced liquidation, which is expected to be completed following the resolution of the respective companies’ outstanding claims.

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

•
The holders of the Company’s 12.00% senior secured second lien notes due December 2020 (the “Second Lien Notes”) received their pro rata share of (i) 17,678,889 shares of Class A common stock; (ii) certain rights to purchase shares of Class A common stock in the rights offerings, as described below; and (iii) $30 million in cash. The holders of the Company’s 6.50% senior notes due May 2019, 6.25% senior notes due November 2019, 8.625% senior notes due 2020, 7.75% senior notes due February 2021 and 6.50% senior notes due September 2021 (collectively, the “Unsecured Notes”) received their pro rata share of (i) 26,724,396 shares of Class A common stock; and (ii) certain rights to purchase shares of Class A common stock in the rights offerings, as described below. As a result, all outstanding obligations under the Second Lien Notes and the Unsecured Notes and the indentures governing such obligations were canceled.

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

•
The Successor entered into a registration rights agreement with certain parties, pursuant to which the Company agreed to, among other things, file a registration statement with the SEC within 60 days of the Effective Date covering the offer and resale of “Registrable Securities” (as defined therein).

•
By operation of the Plan and the Confirmation Order, the terms of the Predecessor’s board of directors expired as of the Effective Date. The Successor formed a new board of directors, consisting of the Chief Executive Officer of the Predecessor, one director selected by the Successor and five directors selected by a six-person selection committee.

Rights Offerings
On October 25, 2016, the Company entered into a backstop commitment agreement (“Backstop Commitment Agreement”) with the parties thereto (collectively, the “Backstop Parties”). In accordance with the Plan, the Backstop Commitment Agreement and the rights offerings procedures filed in the Chapter 11 cases and approved by the Bankruptcy Court, the LINN Debtors offered eligible creditors the right to purchase Class A common stock upon emergence from the Chapter 11 cases for an aggregate purchase price of $530 million.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Under the Backstop Commitment Agreement, certain Backstop Parties agreed to purchase their pro rata share of the shares that were not duly subscribed to pursuant to the offerings at the discounted per share price set forth in the Backstop Commitment Agreement by parties other than Backstop Parties (the “Backstop Commitment”). Pursuant to the Backstop Commitment Agreement, the LINN Debtors agreed to pay the Backstop Parties on the Effective Date a commitment premium equal to 4.0% of the $530 million committed amount (the “Backstop Commitment Premium”), of which 3.0% was paid in cash and 1.0% was paid in the form of Class A common stock at the discounted per share price set forth in the Backstop Commitment Agreement.
On the Effective Date, all conditions to the rights offerings and the Backstop Commitment Agreement were met, and the LINN Debtors completed the rights offerings and the related issuances of Class A common stock.
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
Reorganization Items, Net
The Company incurred significant costs and recognized significant gains associated with the reorganization. Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments were determined. The following tables summarize the components of reorganization items included on the condensed consolidated statements of operations:

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
(in thousands)
Legal and other professional advisory fees	$(3,446)	$(13,451)
Unamortized deferred financing fees, discounts and premiums	—	(52,045)
Gain related to interest payable on Predecessor’s Second Lien Notes	—	551,000
Other	69	294
Reorganization items, net	$(3,377)	$485,798

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands)
Gain on settlement of liabilities subject to compromise	$—	$3,724,750	$—
Recognition of an additional claim for the Predecessor’s Second Lien Notes settlement	—	(1,000,000)	—
Fresh start valuation adjustments	—	(591,525)	—
Income tax benefit related to implementation of the Plan	—	264,889	—
Legal and other professional advisory fees	(6,016)	(46,961)	(13,451)
Unamortized deferred financing fees, discounts and premiums	—	—	(52,045)
Gain related to interest payable on Predecessor’s Second Lien Notes	—	—	551,000
Terminated contracts	—	(6,915)	—
Other	74	(13,049)	294
Reorganization items, net	$(5,942)	$2,331,189	$485,798

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
Upon adoption of fresh start accounting, the reorganization value derived from the enterprise value as disclosed in the Plan was allocated to the Company’s assets and liabilities based on their fair values (except for deferred income taxes) in accordance with ASC 805 “Business Combinations” (“ASC 805”). The amount of deferred income taxes recorded was determined in accordance with ASC 740 “Income Taxes” (“ASC 740”). The Effective Date fair values of the Company’s assets and liabilities differed materially from their recorded values as reflected on the historical balance sheet. The effects of the Plan and the application of fresh start accounting were reflected on the condensed consolidated balance sheet as of February 28, 2017, and the related adjustments thereto were recorded on the condensed consolidated statement of operations for the two months ended February 28, 2017.
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	As of February 28, 2017
	Predecessor	Reorganization Adjustments (1)		Fresh Start Adjustments		Successor
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$734,166	$(679,811)	(2)	$—		$54,355
Accounts receivable – trade, net	212,099	—		(7,808)	(16)	204,291
Derivative instruments	15,391	—		—		15,391
Restricted cash	1,602	80,164	(3)	—		81,766
Other current assets	106,426	(15,983)	(4)	1,780	(17)	92,223
Total current assets	1,069,684	(615,630)		(6,028)		448,026

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	13,269,035	—		(11,082,258)	(18)	2,186,777
Less accumulated depletion and amortization	(10,044,240)	—		10,044,240	(18)	—
	3,224,795	—		(1,038,018)		2,186,777

Other property and equipment	641,586	—		(197,653)	(19)	443,933
Less accumulated depreciation	(230,952)	—		230,952	(19)	—
	410,634	—		33,299		443,933

Derivative instruments	4,492	—		—		4,492
Deferred income taxes	—	264,889	(5)	356,597	(5)	621,486
Other noncurrent assets	15,003	151	(6)	8,139	(20)	23,293
	19,495	265,040		364,736		649,271
Total noncurrent assets	3,654,924	265,040		(639,983)		3,279,981
Total assets	$4,724,608	$(350,590)		$(646,011)		$3,728,007

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$324,585	$41,266	(7)	$(2,351)	(21)	$363,500
Derivative instruments	7,361	—		—		7,361
Current portion of long-term debt, net	1,937,822	(1,912,822)	(8)	—		25,000
Other accrued liabilities	41,251	(1,026)	(9)	1,104	(22)	41,329
Total current liabilities	2,311,019	(1,872,582)		(1,247)		437,190

Derivative instruments	2,116	—		—		2,116
Long-term debt	—	875,000	(10)	—		875,000
Other noncurrent liabilities	402,776	(167)	(11)	(53,239)	(23)	349,370
Liabilities subject to compromise	4,301,912	(4,301,912)	(12)	—		—

Temporary equity:
Redeemable noncontrolling interests	—	29,350	(13)	—		29,350

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
Reorganization Adjustments:

1)
Represent amounts recorded as of the Effective Date for the implementation of the Plan, including, among other items, settlement of the Predecessor’s liabilities subject to compromise, repayment of certain of the Predecessor’s debt, cancellation of the Predecessor’s equity, issuances of the Successor’s Class A common stock, proceeds received from the Successor’s rights offerings and issuance of the Successor’s debt.

2)	Changes in cash and cash equivalents included the following:

(in thousands)
Borrowings under the Successor’s revolving loan	$600,000
Borrowings under the Successor’s term loan	300,000
Proceeds from rights offerings	530,019
Removal of restriction on cash balance	1,602
Payment to holders of claims under the Predecessor Credit Facility	(1,947,357)
Payment to holders of claims under the Second Lien Notes	(30,000)
Payment of Berry’s ad valorem taxes	(23,366)
Payment of the rights offerings backstop commitment premium	(15,900)
Payment of professional fees	(13,043)
Funding of the professional fees escrow account	(41,766)
Funding of the general unsecured claims cash distribution pool	(40,000)
Changes in cash and cash equivalents	$(679,811)

3)	Primarily reflects the transfer to restricted cash to fund the Predecessor’s professional fees escrow account and general unsecured claims cash distribution pool.

4)	Primarily reflects the write-off of the Predecessor’s deferred financing fees.

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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

14)	Net increase in capital accounts reflects:

(in thousands)
Issuance of Class A common stock to creditors	$1,507,162
Issuance of Class A common stock pursuant to the rights offerings	530,019
Payment of the rights offerings backstop commitment premium	(15,900)
Payment of issuance costs	(50)
Share-based compensation expenses	13,750
Cancellation of the Predecessor’s units issued and outstanding	5,386,812
Par value of Class A common stock	(89)
Change in additional paid-in capital	7,421,704
Par value of Class A common stock	89
Predecessor’s units issued and outstanding	(5,386,812)
Net increase in capital accounts	$2,034,981
See Note 11 for additional information on the issuances of the Successor’s equity.

15)	Net decrease in accumulated deficit reflects:

(in thousands)
Recognition of gain on settlement of liabilities subject to compromise	$3,724,750
Recognition of an additional claim for the Predecessor’s Second Lien Notes settlement	(1,000,000)
Recognition of professional fees	(37,680)
Write-off of deferred financing fees	(16,728)
Recognition of deferred income taxes	264,889
Total reorganization items, net	2,935,231
Share-based compensation expenses	(50,255)
Other	(236)
Net decrease in accumulated deficit	$2,884,740
Fresh Start Adjustments:

16)	Reflects a change in accounting policy from the entitlements method to the sales method for natural gas production imbalances.

17)	Reflects the recognition of intangible assets for the current portion of favorable leases, partially offset by decreases for well equipment inventory and the write-off of historical intangible assets.

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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Note 4 – Discontinued Operations, Other Divestitures and Joint Venture
Discontinued Operations
On July 31, 2017, the Company completed the sale of its interest in properties located in the San Joaquin Basin in California to Berry Petroleum Company, LLC (the “San Joaquin Basin Sale”) and received cash proceeds of approximately $257 million.
On July 21, 2017, the Company completed the sale of its interest in properties located in the Los Angeles Basin in California to Bridge Energy LLC (the “Los Angeles Basin Sale”) and received cash proceeds of approximately $94 million. The Company will receive an additional $7 million contingent payment if certain operational requirements are satisfied within one year.
As a result of the Company’s strategic exit from California (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale), the Company classified the assets and liabilities, results of operations and cash flows of its California properties as discontinued operations on its condensed consolidated financial statements.
On December 3, 2016, LINN Energy filed an amended plan of reorganization that excluded Berry (see Note 2). As a result of its loss of control of Berry, LINN Energy concluded that it was appropriate to deconsolidate Berry effective on the aforementioned date and classified it as discontinued operations.
The following table presents carrying amounts of the assets and liabilities of the Company’s California properties classified as discontinued operations on the condensed consolidated balance sheets:

	Successor	Predecessor
	June 30, 2017	December 31, 2016
(in thousands)
Assets:
Oil and natural gas properties	$213,442	$728,190
Other property and equipment	11,339	11,402
Other	10,862	1,435
Total assets of discontinued operations	$235,643	$741,027
Liabilities:
Asset retirement obligations	$26,774	$38,042
Other	1,444	1,481
Total liabilities of discontinued operations	$28,218	$39,523
All balances of discontinued operations on the condensed consolidated balance sheets relate to the Company’s California properties, as Berry was deconsolidated effective December 3, 2016. At June 30, 2017, the carrying values of the California properties were reduced to fair value less costs to sell, resulting in an impairment charge of approximately $13 million for the three months and four months ended June 30, 2017. The impairment charge is included in “income (loss) from discontinued

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

operations, net of income taxes” on the condensed consolidated statements of operations. Other assets primarily include restricted cash and inventories, and other liabilities primarily include carbon emissions liabilities. All assets and liabilities related to the California properties were classified as current on the condensed consolidated balance sheet as of June 30, 2017.
The following tables present summarized financial results of the Company’s California properties and Berry classified as discontinued operations on the condensed consolidated statements of operations:

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
(in thousands)
Revenues and other	$20,511	$129,245
Expenses	25,935	156,176
Other income and (expenses)	(2,074)	(18,190)
Reorganization items, net	—	49,086
Income (loss) from discontinued operations before income taxes	(7,498)	3,965
Income tax expense (benefit)	(4,176)	164
Income (loss) from discontinued operations, net of income taxes	$(3,322)	$3,801

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands)
Revenues and other	$27,636	$14,891	$235,949
Expenses	30,344	13,758	1,375,480
Other income and (expenses)	(2,791)	(1,681)	(39,470)
Reorganization items, net	—	—	49,086
Loss from discontinued operations before income taxes	(5,499)	(548)	(1,129,915)
Income tax expense (benefit)	(2,245)	—	162
Loss from discontinued operations, net of income taxes	$(3,254)	$(548)	$(1,130,077)
Results of operations of Berry are only included in the three months and six months ended June 30, 2016, as Berry was deconsolidated effective December 3, 2016. Other income and (expenses) include an allocation of interest expense for the California properties of approximately $2 million for each of the three months ended June 30, 2017, and June 30, 2016, and approximately $3 million, $2 million and $3 million for the four months ended June 30, 2017, the two months ended February 28, 2017, and the six months ended June 30, 2016, respectively, which represents interest on debt that was required to be repaid as a result of the sales.
Berry Transition Services and Separation Agreement
On the Effective Date, Berry entered into a Transition Services and Separation Agreement (the “TSSA”) with LINN Energy and certain of its subsidiaries to facilitate the separation of Berry’s operations from LINN Energy’s operations. Pursuant to the TSSA, LINN Energy continued to provide, or caused to be provided, certain administrative, management, operating, and other services and support to Berry during a transitional period following the Effective Date (the “Transition Services”).

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Under the TSSA, Berry reimbursed LINN Energy for any and all reasonable, third-party out-of-pocket costs and expenses, without markup, actually incurred by LINN Energy, to the extent documented, in connection with providing the Transition Services. Additionally, Berry paid to LINN Energy a management fee of $6 million per month, prorated for partial months, during the period from the Effective Date through the last day of the second full calendar month after the Effective Date (the “Transition Period”) and paid $2.7 million per month, prorated for partial months, from the first day following the Transition Period through the last day of the second full calendar month thereafter (the “Accounting Period”). During the Accounting Period, the scope of the Transition Services was reduced to specified accounting and administrative functions. The Transition Period ended April 30, 2017, and the Accounting Period ended June 30, 2017.
Other Divestitures
On June 30, 2017, the Company completed the sale of its interest in properties located in the Salt Creek Field in Wyoming to Denbury Resources Inc. (the “Salt Creek Assets Sale”). Cash proceeds received from the sale of these properties were approximately $76 million and the Company recognized a net gain of approximately $22 million.
On May 31, 2017, the Company completed the sale of its interest in properties located in western Wyoming to Jonah Energy LLC (the “Jonah Assets Sale”). Cash proceeds received from the sale of these properties were approximately $560 million, net of costs to sell of approximately $6 million, and the Company recognized a net gain of approximately $279 million.
On May 9, 2017, the Company completed the sale of undeveloped acreage located in Ward County, Texas and received cash proceeds of approximately $4 million.
The three divestitures discussed above are not presented as discontinued operations because they do not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The gains on these divestitures are included in “gains (losses) on sale of assets and other, net” on the condensed consolidated statements of operations.
Divestitures – Subsequent Events
On August 1, 2017, and July 31, 2017, the Company completed the sales of its interest in certain properties located in south Texas (the “South Texas Assets Sales”) related to definitive purchase and sale agreements entered into in June 2017 and received cash proceeds of approximately $9 million and approximately $23 million, respectively.
On July 28, 2017, the Company completed the sale of undeveloped acreage located in Lea and Eddy counties in New Mexico (the “Permian Acreage Sale”) related to a definitive purchase and sale agreement entered into in June 2017 and received cash proceeds of approximately $21 million.
Joint Venture – Pending
On June 27, 2017, the Company, through certain of its wholly owned subsidiaries, entered into an agreement with Citizen Energy II, LLC (“Citizen”) in which LINN Energy and Citizen will each contribute certain upstream assets located in Oklahoma to a newly formed company, Roan Resources LLC (“Roan”), focused on the accelerated development of the Merge/SCOOP/STACK play in the Mid-Continent region. In exchange for their respective contributions, LINN Energy and Citizen will equally split the equity interest in Roan. The transaction is anticipated to close in the third quarter of 2017, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
Assets and Liabilities Held For Sale
The assets and liabilities associated with the South Texas Assets Sales and the Permian Acreage Sale, as well as the properties to be contributed in the pending Roan joint venture, are classified as “held for sale” on the condensed consolidated balance sheet. At June 30, 2017, the Company’s condensed consolidated balance sheet included current assets of approximately $236 million included in “assets held for sale” and current liabilities of approximately $36 million included in “liabilities held for sale” related to these transactions.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table presents carrying amounts of the assets and liabilities of the Company’s properties classified as held for sale on the condensed consolidated balance sheet:

Successor
June 30, 2017
(in thousands)

Assets:
Oil and natural gas properties	$224,918
Other property and equipment	11,070
Other	433
Total assets held for sale	$236,421
Liabilities:
Asset retirement obligations	$21,210
Other	15,177
Total liabilities held for sale	$36,387
Other assets primarily include inventories and other liabilities primarily include accounts payable.
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

	Successor	Predecessor
	June 30, 2017	December 31, 2016
(in thousands)
Proved properties	$1,443,916	$11,350,257
Unproved properties	194	998,860
	1,444,110	12,349,117
Less accumulated depletion and amortization	(37,572)	(9,843,908)
	$1,406,538	$2,505,209
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Based on the analysis described above, for the six months ended June 30, 2016, the Company recorded an impairment charge of approximately $123 million associated with proved oil and natural gas properties in the Mid-Continent region due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the condensed consolidated statement of operations. The Company recorded no impairment charges for the six months ended June 30, 2017, or the three months ended June 30, 2016.
Note 6 – Debt
The following summarizes the Company’s outstanding debt:

	Successor	Predecessor
	June 30, 2017	December 31, 2016
(in thousands, except percentages)
Successor revolving loan (1)	$183,430	$—
Predecessor credit facility (2)	—	1,654,745
Predecessor term loan (2)	—	284,241
6.50% senior notes due May 2019	—	562,234
6.25% senior notes due November 2019	—	581,402
8.625% senior notes due April 2020	—	718,596
12.00% senior secured second lien notes due December 2020	—	1,000,000
7.75% senior notes due February 2021	—	779,474
6.50% senior notes due September 2021	—	381,423
Net unamortized deferred financing fees	—	(1,257)
Total debt, net	183,430	5,960,858
Less current portion, net (3)	—	(1,937,729)
Less liabilities subject to compromise (4)	—	(4,023,129)
Long-term debt	$183,430	$—

(1)	Variable interest rate of 4.59% at June 30, 2017.

(2)	Variable interest rate of 5.50% at December 31, 2016.

(3)	Due to covenant violations, the Predecessor’s credit facility and term loan were classified as current at December 31, 2016.

(4)
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
Successor Credit Facility
On the Effective Date, pursuant to the terms of the Plan, the Company entered into the Successor Credit Facility with Holdco II as borrower and Wells Fargo Bank, National Association, as administrative agent, providing for: 1) a reserve-based revolving loan with an initial borrowing base of $1.4 billion and 2) a term loan in an original principal amount of $300 million.
On May 31, 2017, the Company entered into the First Amendment and Consent to Credit Agreement, pursuant to which among other modifications: 1) the term loan was paid in full and terminated using cash proceeds from the Jonah Assets Sale, and 2) the borrowing base for the revolving loan was reduced to $1 billion with additional agreed upon reductions for the Company’s other announced sales. As of June 30, 2017, total borrowings outstanding under the Successor Credit Facility were approximately $183 million and there was approximately $774 million of remaining available borrowing capacity (which includes a $7 million reduction for outstanding letters of credit). The maturity date is February 27, 2021.
Redetermination of the borrowing base under the Successor Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. The next scheduled borrowing base redetermination is to occur on October 1, 2017. At the Company’s election, interest on borrowings under the Successor Credit Facility is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 3.50% per annum or the alternate base rate (“ABR”) plus an applicable margin of 2.50% per annum. Interest is generally payable in arrears monthly for loans bearing interest based at the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR. The Company is required to pay a commitment fee to the lenders under the Successor Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the available revolving loan commitments of the lenders.
Holdco II has the right to prepay any borrowings under the Successor Credit Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to LIBOR loans.
The obligations under the Successor Credit Facility are secured by mortgages covering approximately 95% of the total value of the proved reserves of the oil and natural gas properties of the Company, and certain equipment and facilities associated therewith, along with liens on substantially all personal property of the Company and are guaranteed by the Company, Linn Energy Holdco LLC and Holdco II’s subsidiaries, subject to customary exceptions. Under the Successor Credit Facility, the Company is required to maintain certain financial covenants including the maintenance of (i) a reserve coverage ratio of at least 1.1 to 1.0, tested on (a) the date of each scheduled borrowing base redetermination and (b) the date of each additional borrowing base redetermination done in conjunction with an asset sale, (ii) a maximum total net debt to last twelve months EBITDAX ratio of 4.0 to 1.0 beginning with the quarter ending September 30, 2017, and (iii) a minimum current ratio of 1.0 to 1.0 beginning with the quarter ending September 30, 2017.
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
The following table presents derivative positions for the periods indicated as of June 30, 2017:

	July 1 – December 31, 2017	2018	2019
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	68,080	47,815	11,315
Average price ($/MMBtu)	$3.17	$3.01	$2.97
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	2,208	548	—
Average price ($/Bbl)	$52.13	$54.07	$—
Collars (NYMEX WTI):
Hedged volume (MBbls)	—	1,825	1,825
Average floor price ($/Bbl)	$—	$50.00	$50.00
Average ceiling price ($/Bbl)	$—	$55.50	$55.50

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

During the four months ended June 30, 2017, the Company entered into commodity derivative contracts consisting of oil swaps for January 2018 through December 2018 and natural gas swaps for January 2018 through December 2019. The Company did not enter into any commodity derivative contracts during the two months ended February 28, 2017, or the six months ended June 30, 2016.
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
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets. The following table summarizes the fair value of derivatives outstanding on a gross basis:

	Successor	Predecessor
	June 30, 2017	December 31, 2016
(in thousands)
Assets:
Commodity derivatives	$55,058	$19,369
Liabilities:
Commodity derivatives	$18,826	$113,226
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are participants in the Successor Credit Facility or were participants in the Predecessor Credit Facility. The Successor Credit Facility is secured by certain of the Company’s and its subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties.
The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $55 million at June 30, 2017. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains and Losses on Derivatives
Gains on derivatives were approximately $46 million and $34 million for the three months and four months ended June 30, 2017, respectively, and approximately $93 million for the two months ended February 28, 2017. Losses on derivatives were approximately $184 million and $74 million for the three months and six months ended June 30, 2016, respectively. Gains and losses on derivatives are reported on the condensed consolidated statements of operations in “gains (losses) on oil and natural gas derivatives.”
The Company received net cash settlements of approximately $2 million and $8 million for the three months and four months ended June 30, 2017, respectively, and paid net cash settlements of approximately $12 million for the two months ended

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

February 28, 2017. The Company received net cash settlements of approximately $522 million and $856 million for the three months and six months ended June 30, 2016, respectively.
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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	Successor
	June 30, 2017
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$55,058	$(18,340)	$36,718
Liabilities:
Commodity derivatives	$18,826	$(18,340)	$486

	Predecessor
	December 31, 2016
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$19,369	$(19,369)	$—
Liabilities:
Commodity derivatives	$113,226	$(19,369)	$93,857

(1)	Represents counterparty netting under agreements governing such derivatives.
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2016 (Predecessor)	$402,162
Liabilities added from drilling	146
Accretion expense	4,024
Settlements	(618)
Asset retirement obligations at February 28, 2017 (Predecessor)	$405,714
Fresh start adjustment (1)	(48,317)
Asset retirement obligations at February 28, 2017 (Successor)	$357,397
Liabilities added from drilling	277
Liabilities associated with assets sold	(43,507)
Liabilities associated with assets held for sale	(21,210)
Liabilities associated with discontinued operations	(26,774)
Accretion expense	7,107
Settlements	(3,172)
Asset retirement obligations at June 30, 2017 (Successor)	$270,118

(1)	As a result of the application of fresh start accounting, the Successor recorded its asset retirement obligations at fair value as of the Effective Date.
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

During the six months ended June 30, 2017, and the six months ended June 30, 2016, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
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

With the exception of shares of Class A common stock issued to commitment parties pursuant to their obligations under the Backstop Commitment Agreement, shares of Class A common stock were issued under the Plan pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Section 1145 of the Bankruptcy Code. Shares of Class A common stock issued to commitment parties pursuant to their obligations under the Backstop Commitment Agreement were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereof.
As of the Effective Date, there were 89,229,892 shares of Class A common stock, par value $0.001 per share, issued and outstanding.
Share Repurchase Program
On June 1, 2017, the Company’s Board of Directors announced that it had authorized the repurchase of up to $75 million of the Company’s outstanding shares of Class A common stock. On June 28, 2017, the Company’s Board of Directors announced that it had authorized an increase in the previously announced share repurchase program to up to a total of $200 million of the Company’s outstanding shares of Class A common stock. In June 2017, the Company repurchased 7,540 shares of Class A common stock at an average price of $30.48 per share for a total cost of approximately $230,000.
In addition, in July 2017, the Company repurchased 833,763 shares of Class A common stock at an average price of $32.43 per share for a total cost of approximately $27 million.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Dividends/Distributions
Under the Predecessor’s limited liability company agreement, unitholders were entitled to receive a distribution of available cash, which included cash on hand plus borrowings less any reserves established by the Predecessor’s Board of Directors to provide for the proper conduct of the Predecessor’s business (including reserves for future capital expenditures, acquisitions and anticipated future credit needs) or to fund distributions, if any, over the next four quarters. In October 2015, the Predecessor’s Board of Directors determined to suspend payment of the Predecessor’s distribution. The Successor currently has no intention of paying cash dividends and any future payment of cash dividends would be subject to the restrictions in the Successor Credit Facility.
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
The Committee (as defined in the Omnibus Incentive Plan) has broad authority under the Omnibus Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of shares that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the shares or the award. As of the Effective Date, an aggregate of 6,444,381 shares of Class A common stock were reserved for issuance under the Omnibus Incentive Plan (the “Share Reserve”). Additional shares of Class A common stock may be issued in excess of the Share Reserve for the sole purpose of satisfying any conversion of Class B units or Class A‑2 units of Holdco, as applicable, into shares of Class A common stock pursuant to the Limited Liability Company Operating Agreement of Holdco (the “Holdco LLC Agreement”), and the conversion procedures set forth therein. If any stock option or other stock-based award granted under the Omnibus Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, the number of shares of Class A common stock underlying any unexercised award shall again be available for the purpose of awards under the Omnibus Incentive Plan. If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of Class A common stock awarded under the Omnibus Incentive Plan are forfeited for any reason, the number of forfeited shares shall again be available for purposes of awards under the Omnibus Incentive Plan. Any award under the Omnibus Incentive Plan settled in cash shall not be counted against the maximum share limitation.
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
Restricted Stock Units
On the Effective Date, the Company granted to certain employees 2,478,606 restricted stock units (the “Emergence Awards”). The portion of the Share Reserve that does not constitute the Emergence Awards, plus any subsequent awards forfeited before vesting (the “Remaining Share Reserve”), will be fully granted within the 36-month period immediately following the Effective Date (with such 36-month anniversary, the “Final Allocation Date”). If a Change in Control (as defined in the Omnibus Incentive Plan) occurs before the Final Allocation Date, the Company will allocate the entire Remaining Share Reserve on a fully-vested basis to actively employed employees (pro-rata based upon each such employee’s relative awards) upon the consummation of the Change in Control. During the four months ended June 30, 2017, the Company granted to certain employees 1,255,345 restricted stock units from the Remaining Share Reserve.
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Holdco Incentive Interest Plan
On the Effective Date, Holdco granted incentive interest awards to certain members of its management in the form of 3,470,051 Class B units, which are intended to qualify as “profits interests” for U.S. income tax purposes. The Class B units vested 25% on the Effective Date and the remaining amount vest ratably over the following three years, subject to meeting a performance condition described in the agreements. Each Class B unit represents a non-voting equity interest in Holdco that entitles the holder to Holdco distributions, after an applicable hurdle amount is met, such that each Class B unit only participates in Holdco’s increase in value following the grant date. In accordance with the Holdco LLC Agreement, the requirements entitling Class B unitholders to Holdco distributions had not been met as of June 30, 2017. Class B units can be converted at any time by the holder to Class A-2 units of Holdco or Class A common stock of the Company in accordance with the terms of the Holdco LLC Agreement.
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
The Company’s restricted stock units are equity-classified and its incentive interest awards in the form of Class B units are liability-classified on the condensed consolidated balance sheet. The fair value of the Company’s restricted stock units was determined based on the fair value of the Company’s shares on the date of grant and the fair value of the incentive interest awards in the form of Class B units was determined based on the estimated amount to settle the awards.
Share-Based Compensation Expenses
A summary of share-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
(in thousands)
General and administrative expenses	$15,422	$4,946
Lease operating expenses	—	1,182
Total share-based compensation expenses	$15,422	$6,128
Income tax benefit	$3,128	$2,264

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands)
General and administrative expenses	$19,599	$50,255	$14,406
Lease operating expenses	—	—	4,147
Total share-based compensation expenses	$19,599	$50,255	$18,553
Income tax benefit	$3,555	$5,170	$6,855

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 13 – Earnings Per Share/Unit
Basic earnings per share/unit is computed by dividing net earnings attributable to stockholders/unitholders by the weighted average number of shares/units outstanding during the period. Diluted earnings per share/unit is computed by adjusting the average number of shares/units outstanding for the dilutive effect, if any, of potential common shares/units. The Company uses the treasury stock method to determine the dilutive effect of restricted stock units and the if-converted method to determine the dilutive effect of Class B units.
The following tables provide a reconciliation of the numerators and denominators of the basic and diluted per share/unit computations for net income (loss):

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
(in thousands, except per share/unit data)
Income from continuing operations	$223,379	$204,691
Allocated to participating securities	—	(1,617)
	223,379	203,074
Income (loss) from discontinued operations, net of income taxes	(3,322)	3,801
	$220,057	$206,875

Weighted average shares/units outstanding – Basic	89,849	352,789
Dilutive effect of restricted stock units	635	—
Weighted average shares/units outstanding – Diluted	90,484	352,789

Income from continuing operations per share/unit – Basic	$2.49	$0.58
Income from continuing operations per share/unit – Diluted	$2.47	$0.58

Income (loss) from discontinued operations per share/unit – Basic	$(0.04)	$0.01
Income (loss) from discontinued operations per share/unit – Diluted	$(0.04)	$0.01

Net income per share/unit – Basic	$2.45	$0.59
Net income per share/unit – Diluted	$2.43	$0.59

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands, except per share/unit data)
Income (loss) from continuing operations	$216,055	$2,397,609	$(9,177)
Allocated to participating securities	—	—	—
	216,055	2,397,609	(9,177)
Loss from discontinued operations, net of income taxes	(3,254)	(548)	(1,130,077)
	$212,801	$2,397,061	$(1,139,254)

Weighted average shares/units outstanding – Basic	89,849	352,792	352,511
Dilutive effect of restricted stock units	216	—	—
Weighted average shares/units outstanding – Diluted	90,065	352,792	352,511

Income (loss) from continuing operations per share/unit – Basic	$2.41	$6.80	$(0.02)
Income (loss) from continuing operations per share/unit – Diluted	$2.40	$6.80	$(0.02)

Loss from discontinued operations per share/unit – Basic	$(0.04)	$(0.01)	$(3.21)
Loss from discontinued operations per share/unit – Diluted	$(0.04)	$(0.01)	$(3.21)

Net income (loss) per share/unit – Basic	$2.37	$6.79	$(3.23)
Net income (loss) per share/unit – Diluted	$2.36	$6.79	$(3.23)
The 3,470,051 Class B units associated with management’s profits interests awards were not considered to be dilutive as the applicable hurdle rate had not been met as of June 30, 2017, and, therefore, are excluded for the purpose of the diluted earnings per share calculation. The diluted earnings per unit calculation excludes approximately 1 million unit options and warrants that were anti-dilutive for each of the three months and six months ended June 30, 2016. There were no potential common units outstanding during the two months ended February 28, 2017.
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
The effective income tax rates were approximately 42% for each of the three months and four months ended June 30, 2017, and zero for the two months ended February 28, 2017. The deferred tax effects of the Company’s change to a C corporation are included in income from continuing operations for the two months ended February 28, 2017. Amounts recognized as income taxes are included in “income tax expense (benefit),” as well as discontinued operations, on the condensed consolidated statements of operations.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 15 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows
“Other current assets” reported on the condensed consolidated balance sheets include the following:

	Successor	Predecessor
	June 30, 2017	December 31, 2016
(in thousands)
Prepaid expenses	$58,095	$70,116
Inventories	10,984	15,097
Deferred financing fees	—	16,809
Other	2,757	3,288
Other current assets	$71,836	$105,310
“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	Successor	Predecessor
	June 30, 2017	December 31, 2016
(in thousands)
Accrued compensation	$21,214	$16,443
Share-based payment liability	18,517	—
Asset retirement obligations (current portion)	8,120	9,361
Deposits for pending divestitures	60,112	—
Other	27,453	175
Other accrued liabilities	$135,416	$25,979
Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands)
Cash payments for interest, net of amounts capitalized	$14,436	$17,651	$92,192
Cash payments for income taxes	$215	$—	$3,033
Cash payments for reorganization items, net	$6,300	$21,571	$—

Noncash investing activities:
Accrued capital expenditures	$34,547	$22,191	$20,124
For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. At June 30, 2017, “restricted cash” on the condensed consolidated balance sheet consists of approximately $42 million that will be used to settle certain claims and pay certain professional fees in accordance with the Plan (which is the remainder of approximately $80 million transferred to restricted cash in February 2017 to fund such items) and approximately $57 million related to deposits for pending divestitures. At December 31, 2016, “restricted cash” on the condensed consolidated balance sheet represents amounts restricted related to

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

utility services providers. In addition, restricted cash of approximately $8 million is included in “other noncurrent assets” on the condensed consolidated balance sheet at December 31, 2016, and represents cash deposited by the Company into a separate account designated for asset retirement obligations in accordance with contractual agreements.
At December 31, 2016, net outstanding checks of approximately $6 million were reclassified and included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet. The change in net outstanding checks is presented as cash flows from financing activities and included in “other” on the condensed consolidated statements of cash flows.
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
For the two months ended February 28, 2017, and the three months and the six months ended June 30, 2016, Berry incurred management fees of approximately $6 million, $18 million and $41 million, respectively, for services provided by LOI. The Predecessor also had accounts payable due to Berry of approximately $3 million included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet at December 31, 2016. In addition, $25 million due to Berry was included in “liabilities subject to compromise” on the Predecessor’s condensed consolidated balance sheet at December 31, 2016.
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
For the three months and six months ended June 30, 2016, LinnCo incurred total general and administrative expenses, reorganization expenses and offering costs of approximately $2.5 million and $4.2 million, respectively, including approximately $603,000 and $1.2 million, respectively, related to services provided by the LINN Energy. Of the expenses and costs incurred during the six months ended June 30, 2016, approximately $4.0 million had been paid by LINN Energy on LinnCo’s behalf as of June 30, 2016.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 17 – Redeemable Noncontrolling Interests
Redeemable noncontrolling interests on the condensed consolidated balance sheet as of June 30, 2017, relate to the noncontrolling Class B unitholders of Holdco. Class B units can be converted at any time by the holder to Class A-2 units of Holdco or Class A common stock of the Company in accordance with the terms of the Holdco LLC Agreement. As of June 30, 2017, the redeemable noncontrolling interests of approximately $28 million presented as temporary equity on the condensed consolidated balance sheet consists solely of the noncash share-based compensation related to the vested portion of the incentive interest awards in the form of Class B units issued to certain members of management (see Note 12). In accordance with the Holdco LLC Agreement, the requirements entitling Class B unitholders to Holdco distributions had not been met as of June 30, 2017, and, therefore, no allocation of net income (loss) was made to the redeemable noncontrolling interests for the four months ended June 30, 2017.

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
The reference to “Berry” herein refers to Berry Petroleum Company, LLC, which was an indirect 100% wholly owned subsidiary of the Predecessor through February 28, 2017. Berry was deconsolidated effective December 3, 2016 (see below and Note 4). The reference to “LinnCo” herein refers to LinnCo, LLC, an affiliate of the Predecessor.
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
On December 3, 2016, LINN Energy filed an amended plan of reorganization that excluded Berry. As a result of its loss of control of Berry, LINN Energy concluded that it was appropriate to deconsolidate Berry effective on the aforementioned date and classified it as discontinued operations.
The Company’s properties are currently located in seven operating regions in the United States (“U.S.”):

•	Rockies, which includes properties located in Wyoming (Washakie Basin), Utah (Uinta Basin) and North Dakota (Williston Basin);

•	Hugoton Basin, which includes properties located in Kansas, the Oklahoma Panhandle and the Shallow Texas Panhandle;

•	Mid-Continent, which includes Oklahoma properties located in the Anadarko and Arkoma basins, as well as waterfloods in the Central Oklahoma Platform;

•	TexLa, which includes properties located in east Texas and north Louisiana;

•	Permian Basin, which includes properties located in west Texas and southeast New Mexico;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	Michigan/Illinois, which includes properties located in the Antrim Shale formation in north Michigan and oil properties in south Illinois; and

•	South Texas.
In July 2017, the Company divested all of its properties located in California. See below and Note 4 for details of the Company’s divestitures.
The Company’s current focus is the upstream and midstream development of the Merge/SCOOP/STACK in Oklahoma. Additionally, the Company is pursuing emerging horizontal opportunities in the Mid-Continent, Rockies and TexLa regions while continuing to add value by efficiently operating and applying new technology to a diverse set of long-life producing assets.
For the three months ended June 30, 2017, the Company’s results included the following:

•	oil, natural gas and NGL sales of approximately $243 million compared to $196 million for the three months ended June 30, 2016;

•	average daily production of approximately 710 MMcfe/d compared to 802 MMcfe/d for the three months ended June 30, 2016;

•	net income of approximately $220 million compared to $208 million for the three months ended June 30, 2016;

•	capital expenditures of approximately $96 million compared to $23 million for the three months ended June 30, 2016; and

•	14 wells drilled (all successful) compared to 37 wells drilled (all successful) for the three months ended June 30, 2016.
For the six months ended June 30, 2017, the Company’s results included the following:

•
oil, natural gas and NGL sales of approximately $323 million and $189 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, compared to $380 million for the six months ended June 30, 2016;

•
average daily production of approximately 722 MMcfe/d and 745 MMcfe/d for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, compared to 813 MMcfe/d for the six months ended June 30, 2016;

•
net income of approximately $213 million and $2.4 billion for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, compared to a net loss of approximately $1.1 billion for the six months ended June 30, 2016;

•
net cash provided by operating activities from continuing operations of approximately $117 million and net cash used in operating activities of approximately $30 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, compared to net cash provided by operating activities of approximately $800 million for the six months ended June 30, 2016;

•
capital expenditures of approximately $114 million and $46 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, compared to $53 million for the six months ended June 30, 2016; and

•	41 wells drilled (all successful) compared to 96 wells drilled (95 successful) for the six months ended June 30, 2016.
Predecessor and Successor Reporting
As a result of the application of fresh start accounting (see Note 3), the Company’s condensed consolidated financial statements and certain note presentations are separated into two distinct periods, the period before the Effective Date (labeled Predecessor) and the period after that date (labeled Successor), to indicate the application of a different basis of accounting between the periods presented. Despite this separate presentation, there was continuity of the Company’s operations.

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
Plan of Reorganization
In accordance with the Plan, on the Effective Date:

•
The Predecessor transferred all of its assets, including equity interests in its subsidiaries, other than LAC and Berry, to Linn Energy Holdco II LLC (“Holdco II”), a newly formed subsidiary of the Predecessor and the borrower under the Credit Agreement (as amended, the “Successor Credit Facility”) entered into in connection with the reorganization, in exchange for 100% of the equity of Holdco II and the issuance of interests in the Successor Credit Facility to certain of the Predecessor’s creditors in partial satisfaction of their claims (the “Contribution”). Immediately following the Contribution, the Predecessor transferred 100% of the equity interests in Holdco II to the Successor in exchange for approximately $530 million in cash and an amount of equity securities in the Successor not to exceed 49.90% of the outstanding equity interests of the Successor, which the Predecessor distributed to certain of its creditors in satisfaction of their claims. Contemporaneously with the reorganization transactions and pursuant to the Plan, (i) LAC assigned all of its rights, title and interest in the membership interests of Berry to Berry Petroleum Corporation, (ii) all of the equity interests in LAC and the Predecessor were canceled and (iii) LAC and the Predecessor commenced liquidation, which is expected to be completed following the resolution of the respective companies’ outstanding claims.

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

•
The holders of the Company’s 12.00% senior secured second lien notes due December 2020 (the “Second Lien Notes”) received their pro rata share of (i) 17,678,889 shares of Class A common stock; (ii) certain rights to purchase shares of Class A common stock in the rights offerings, as described below; and (iii) $30 million in cash. The holders of the Company’s 6.50% senior notes due May 2019, 6.25% senior notes due November 2019, 8.625% senior notes due 2020, 7.75% senior notes due February 2021 and 6.50% senior notes due September 2021 (collectively, the “Unsecured Notes”) received their pro rata share of (i) 26,724,396 shares of Class A common stock; and (ii) certain rights to purchase shares of Class A common stock in the rights offerings, as described below. As a result, all outstanding obligations under the Second Lien Notes and the Unsecured Notes and the indentures governing such obligations were canceled.

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

Rights Offerings
On October 25, 2016, the Company entered into a backstop commitment agreement (“Backstop Commitment Agreement”) with the parties thereto (collectively, the “Backstop Parties”). In accordance with the Plan, the Backstop Commitment Agreement and the rights offerings procedures filed in the Chapter 11 cases and approved by the Bankruptcy Court, the LINN Debtors offered eligible creditors the right to purchase Class A common stock upon emergence from the Chapter 11 cases for an aggregate purchase price of $530 million.
Under the Backstop Commitment Agreement, certain Backstop Parties agreed to purchase their pro rata share of the shares that were not duly subscribed to pursuant to the offerings at the discounted per share price set forth in the Backstop Commitment Agreement by parties other than Backstop Parties (the “Backstop Commitment”). Pursuant to the Backstop Commitment Agreement, the LINN Debtors agreed to pay the Backstop Parties on the Effective Date a commitment premium equal to 4.0% of the $530 million committed amount (the “Backstop Commitment Premium”), of which 3.0% was paid in cash and 1.0% was paid in the form of Class A common stock at the discounted per share price set forth in the Backstop Commitment Agreement.
On the Effective Date, all conditions to the rights offerings and the Backstop Commitment Agreement were met, and the LINN Debtors completed the rights offerings and the related issuances of Class A common stock.
Divestitures
Below are the Company’s divestitures in 2017:

•
The Company entered into two definitive purchase and sale agreements for the sales of its interest in certain properties located in south Texas. On August 1, 2017, and July 31, 2017, the Company completed the sales and received cash proceeds of approximately $9 million and approximately $23 million, respectively.

•
The Company entered into two definitive purchase and sale agreements for the sales of undeveloped acreage located in the Permian Basin. On July 28, 2017, the Company completed the sale of undeveloped acreage located in Lea and Eddy counties in New Mexico and received cash proceeds of approximately $21 million. On May 9, 2017, the Company completed the sale of undeveloped acreage located in Ward County, Texas and received cash proceeds of approximately $4 million.

•
On July 31, 2017, the Company completed the sale of its interest in properties located in the San Joaquin Basin in California to Berry Petroleum Company, LLC (the “San Joaquin Basin Sale”) and received cash proceeds of approximately $257 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•
On July 21, 2017, the Company completed the sale of its interest in properties located in the Los Angeles Basin in California to Bridge Energy LLC (the “Los Angeles Basin Sale”) and received cash proceeds of approximately $94 million. The Company will receive an additional $7 million contingent payment if certain operational requirements are satisfied within one year.

•
On June 30, 2017, the Company completed the sale of its interest in properties located in the Salt Creek Field in Wyoming to Denbury Resources Inc. (the “Salt Creek Assets Sale”). Cash proceeds received from the sale of these properties were approximately $76 million and the Company recognized a net gain of approximately $22 million.

•
On May 31, 2017, the Company completed the sale of its interest in properties located in western Wyoming to Jonah Energy LLC (the “Jonah Assets Sale”). Cash proceeds received from the sale of these properties were approximately $560 million, net of costs to sell of approximately $6 million, and the Company recognized a net gain of approximately $279 million.

As a result of the Company’s strategic exit from California (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale), the Company classified the assets and liabilities, results of operations and cash flows of its California properties as discontinued operations on its condensed consolidated financial statements.
The Company continues to market the previously announced non-core assets located in the Permian Basin, the Williston Basin and south Texas.
Joint Venture – Pending
On June 27, 2017, the Company, through certain of its wholly owned subsidiaries, entered into an agreement with Citizen Energy II, LLC (“Citizen”) in which LINN Energy and Citizen will each contribute certain upstream assets located in Oklahoma to a newly formed company, Roan Resources LLC (“Roan”), focused on the accelerated development of the Merge/SCOOP/STACK play in the Mid-Continent region. In exchange for their respective contributions, LINN Energy and Citizen will equally split the equity interest in Roan. The transaction is anticipated to close in the third quarter of 2017, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
Construction of Cryogenic Plant
In July 2017 the Company renamed its wholly owned subsidiary LINN Midstream, LLC to Blue Mountain Midstream LLC (“Blue Mountain”) and entered into a definitive agreement with BCCK Engineering, Inc. (“BCCK”) to construct the Chisholm Trail Cryogenic Gas Plant. Blue Mountain’s assets include the Chisholm Trail midstream business (“Chisholm Trail”) located in Oklahoma. Chisholm Trail is located in the Merge/SCOOP/STACK play in the Mid-Continent region and has approximately 30 miles of existing natural gas gathering pipeline and approximately 60 MMcf/d of current refrigeration capacity. Infrastructure expansions are underway to add 35 miles of low pressure gathering, increase compression throughput and construct a new cryogenic plant to improve liquids recoveries. Blue Mountain has entered into a definitive agreement with BCCK to construct a 225 MMcf/d cryogenic natural gas processing facility with a total capacity of 250 MMcf/d. Construction is underway and it is expected to be commissioned during the second quarter of 2018.
2017 Oil and Natural Gas Capital Budget
For 2017, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $338 million, including approximately $229 million related to its oil and natural gas capital program and approximately $100 million related to its plant and pipeline capital. This estimate is under continuous review and subject to ongoing adjustments.
Financing Activities
Successor Credit Facility
On the Effective Date, pursuant to the terms of the Plan, the Company entered into the Successor Credit Facility with Holdco II as borrower and Wells Fargo Bank, National Association, as administrative agent, providing for: 1) a reserve-based revolving loan with an initial borrowing base of $1.4 billion and 2) a term loan in an original principal amount of $300 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

On May 31, 2017, the Company entered into the First Amendment and Consent to Credit Agreement, pursuant to which among other modifications: 1) the term loan was paid in full and terminated using cash proceeds from the Jonah Assets Sale, and 2) the borrowing base for the revolving loan was reduced to $1 billion. As of June 30, 2017, total borrowings outstanding under the Successor Credit Facility were approximately $183 million and there was approximately $774 million of remaining available borrowing capacity (which includes a $7 million reduction for outstanding letters of credit). The maturity date is February 27, 2021.
Redetermination of the borrowing base under the Successor Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. The next scheduled borrowing base redetermination is to occur on October 1, 2017. At the Company’s election, interest on borrowings under the Successor Credit Facility is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 3.50% per annum or the alternate base rate (“ABR”) plus an applicable margin of 2.50% per annum. Interest is generally payable in arrears monthly for loans bearing interest based at the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR. The Company is required to pay a commitment fee to the lenders under the Successor Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the available revolving loan commitments of the lenders.
Holdco II has the right to prepay any borrowings under the Successor Credit Facility at any time without a prepayment penalty, other than customary “breakage” costs with respect to LIBOR loans.
The obligations under the Successor Credit Facility are secured by mortgages covering approximately 95% of the total value of the proved reserves of the oil and natural gas properties of the Company, and certain equipment and facilities associated therewith, along with liens on substantially all personal property of the Company and are guaranteed by the Company, Linn Energy Holdco LLC and Holdco II’s subsidiaries, subject to customary exceptions. Under the Successor Credit Facility, the Company is required to maintain certain financial covenants including the maintenance of (i) a reserve coverage ratio of at least 1.1 to 1.0, tested on (a) the date of each scheduled borrowing base redetermination and (b) the date of each additional borrowing base redetermination done in conjunction with an asset sale, (ii) a maximum total net debt to last twelve months EBITDAX ratio of 4.0 to 1.0 beginning with the quarter ending September 30, 2017, and (iii) a minimum current ratio of 1.0 to 1.0 beginning with the quarter ending September 30, 2017.
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
Share Repurchase Program
On June 1, 2017, the Company’s Board of Directors announced that it had authorized the repurchase of up to $75 million of the Company’s outstanding shares of Class A common stock. On June 28, 2017, the Company’s Board of Directors announced that it had authorized an increase in the previously announced share repurchase program to up to a total of $200 million of the Company’s outstanding shares of Class A common stock. In June 2017 and July 2017, the Company repurchased an aggregate of 841,303 shares of Class A common stock at an average price of $32.41 per share for a total cost of approximately $27 million.
Listing on the OTCQB Market
On the Effective Date, the Predecessor’s units were canceled and ceased to trade on the OTC Markets Group Inc.’s Pink marketplace. In April 2017, the Successor’s Class A common stock was approved for trading on the OTCQB market under the symbol “LNGG.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Variance
(in thousands)
Revenues and other:
Natural gas sales	$110,481	$82,718	$27,763
Oil sales	89,237	81,499	7,738
NGL sales	43,449	31,630	11,819
Total oil, natural gas and NGL sales	243,167	195,847	47,320
Gains (losses) on oil and natural gas derivatives	45,714	(183,794)	229,508
Marketing and other revenues (1)	18,938	32,192	(13,254)
	307,819	44,245	263,574
Expenses:
Lease operating expenses	71,057	70,367	690
Transportation expenses	37,388	41,092	(3,704)
Marketing expenses	6,976	6,727	249
General and administrative expenses (2)	34,458	52,169	(17,711)
Exploration costs	811	48	763
Depreciation, depletion and amortization	51,987	86,358	(34,371)
Taxes, other than income taxes	17,871	18,180	(309)
(Gains) losses on sale of assets and other, net	(306,969)	2,517	(309,486)
	(86,421)	277,458	(363,879)
Other income and (expenses)	(8,714)	(51,546)	42,832
Reorganization items, net	(3,377)	485,798	(489,175)
Income from continuing operations before income taxes	382,149	201,039	181,110
Income tax expense (benefit)	158,770	(3,652)	162,422
Income from continuing operations	223,379	204,691	18,688
Income (loss) from discontinued operations, net of income taxes	(3,322)	3,801	(7,123)
Net income	$220,057	$208,492	$11,565

(1)
Marketing and other revenues for the three months ended June 30, 2016, include approximately $18 million of management fee revenues recognized by the Company from Berry. Management fee revenues are included in “other revenues” on the condensed consolidated statement of operations.

(2)
General and administrative expenses for the three months ended June 30, 2017, and June 30, 2016, include approximately $15 million and $5 million, respectively, of noncash share-based compensation expenses. In addition, general and administrative expenses for the three months ended June 30, 2016, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from Bankruptcy as stand-alone, unaffiliated entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Variance
Average daily production:
Natural gas (MMcf/d)	432	511	(15)%
Oil (MBbls/d)	21.6	21.9	(1)%
NGL (MBbls/d)	24.8	26.6	(7)%
Total (MMcfe/d)	710	802	(11)%

Weighted average prices: (1)
Natural gas (Mcf)	$2.81	$1.78	58%
Oil (Bbl)	$45.42	$40.96	11%
NGL (Bbl)	$19.29	$13.08	47%

Average NYMEX prices:
Natural gas (MMBtu)	$3.18	$1.95	63%
Oil (Bbl)	$48.28	$45.59	6%

Costs per Mcfe of production:
Lease operating expenses	$1.10	$0.96	15%
Transportation expenses	$0.58	$0.56	4%
General and administrative expenses (2)	$0.53	$0.71	(25)%
Depreciation, depletion and amortization	$0.80	$1.18	(32)%
Taxes, other than income taxes	$0.28	$0.25	12%

Average daily production – discontinued operations:
Total (MMcfe/d)	29	277

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the three months ended June 30, 2017, and June 30, 2016, include approximately $15 million and $5 million, respectively, of noncash share-based compensation expenses. In addition, general and administrative expenses for the three months ended June 30, 2016, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from Bankruptcy as stand-alone, unaffiliated entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $47 million or 24% to approximately $243 million for the three months ended June 30, 2017, from approximately $196 million for the three months ended June 30, 2016, due to higher natural gas, NGL and oil prices, partially offset by lower production volumes. Higher natural gas, NGL and oil prices resulted in an increase in revenues of approximately $40 million, $14 million and $9 million, respectively.
Average daily production volumes decreased to approximately 710 MMcfe/d for the three months ended June 30, 2017, from 802 MMcfe/d for the three months ended June 30, 2016. Lower natural gas, NGL and oil production volumes resulted in a decrease in revenues of approximately $13 million, $2 million and $1 million, respectively.
The following table sets forth average daily production by region:

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Variance
Average daily production (MMcfe/d):
Rockies	244	330	(86)	(26)%
Hugoton Basin	165	181	(16)	(9)%
Mid-Continent	125	102	23	23%
TexLa	76	71	5	8%
Permian Basin	46	58	(12)	(21)%
Michigan/Illinois	29	31	(2)	(6)%
South Texas	25	29	(4)	(13)%
	710	802	(92)	(11)%
The increases in average daily production volumes in the Mid-Continent and TexLa primarily reflect increased development capital spending in the regions. The decreases in average daily production volumes in the remaining regions primarily reflect lower production volumes as a result of reduced development capital spending throughout the Company’s various regions, as well as marginal well shut-ins, driven by continued low commodity prices. The decrease in average daily production volumes in the Rockies region also reflects lower production volumes as a result of the Jonah Assets Sale on May 31, 2017.
Gains (Losses) on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $46 million for the three months ended June 30, 2017, compared to losses of approximately $184 million for the three months ended June 30, 2016, representing a variance of approximately $230 million. Gains and losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Other revenues primarily include management fee revenues recognized by the Company from Berry (in the Predecessor period)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

and helium sales revenue. Marketing and other revenues decreased by approximately $13 million or 41% to approximately $19 million for the three months ended June 30, 2017, from approximately $32 million for the three months ended June 30, 2016. The decrease was primarily due to the management fee revenues from Berry included in the Predecessor period, partially offset by higher revenues generated by the Jayhawk natural gas processing plant in Kansas and higher helium sales revenue in the Hugoton Basin.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses remained relatively consistent at approximately $71 million for the three months ended June 30, 2017, compared to approximately $70 million for the three months ended June 30, 2016. Lease operating expenses per Mcfe increased to $1.10 per Mcfe for the three months ended June 30, 2017, from $0.96 per Mcfe for the three months ended June 30, 2016.
Transportation Expenses
Transportation expenses decreased by approximately $4 million or 9% to approximately $37 million for the three months ended June 30, 2017, from approximately $41 million for the three months ended June 30, 2016. The decrease was primarily due to reduced costs as a result of lower production volumes and as a result of the properties sold in May 2017. Transportation expenses per Mcfe increased $0.58 per Mcfe for the three months ended June 30, 2017, from $0.56 per Mcfe for the three months ended June 30, 2016.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses remained relatively consistent at approximately $7 million for each of the three months ended June 30, 2017, and June 30, 2016.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. In addition, general and administrative expenses in the Predecessor period includes expenses incurred by LINN Energy associated with the operations of Berry. General and administrative expenses decreased by approximately $18 million or 34% to approximately $34 million for the three months ended June 30, 2017, from approximately $52 million for the three months ended June 30, 2016. The decrease was primarily due to lower salaries and benefits related expenses, the costs associated with the operations of Berry in the Predecessor period and lower various other administrative expenses including insurance and rent, partially offset by higher noncash share-based compensation expenses and higher professional services expenses. General and administrative expenses per Mcfe also decreased to $0.53 per Mcfe for the three months ended June 30, 2017, from $0.71 per Mcfe for the three months ended June 30, 2016.
For the professional services expenses related to the Chapter 11 proceedings that were incurred since the Petition Date, see “Reorganization Items, Net.”
Exploration Costs
Exploration costs increased by approximately $763,000 to approximately $811,000 for the three months ended June 30, 2017, from approximately $48,000 for the three months ended June 30, 2016. The increase was primarily due to higher seismic data expenses.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $34 million or 40% to approximately $52 million for the three months ended June 30, 2017, from approximately $86 million for the three months ended June 30, 2016. The decrease was primarily due to lower rates as a result of the application of fresh start accounting, as well as lower total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $0.80 per Mcfe for the three months ended June 30, 2017, from $1.18 per Mcfe for the three months ended June 30, 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Taxes, Other Than Income Taxes

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Variance
(in thousands)
Severance taxes	$10,669	$10,208	$461
Ad valorem taxes	6,933	6,991	(58)
Other	269	981	(712)
	$17,871	$18,180	$(309)
Taxes, other than income taxes decreased by approximately $309,000 or 2% for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Severance taxes, which are a function of revenues generated from production, increased primarily due to higher commodity prices partially offset by lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to lower estimated valuations on certain of the Company’s properties.
(Gains) Losses on Sale of Assets and Other, Net
During the three months ended June 30, 2017, the Company recorded the following net gains on divestitures (see Note 4):

•	Net gain of approximately $22 million on the Salt Creek Assets Sale; and

•	Net gain of approximately $279 million, including costs to sell of approximately $6 million, on the Jonah Assets Sale.
Other Income and (Expenses)

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Variance
(in thousands)
Interest expense, net of amounts capitalized	$(7,551)	$(50,320)	$42,769
Other, net	(1,163)	(1,226)	63
	$(8,714)	$(51,546)	$42,832
Other income and (expenses) decreased by approximately $43 million or 83% for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Interest expense decreased primarily due to lower outstanding debt during the period. For the period from May 12, 2016 through June 30, 2016, contractual interest, which was not recorded, on the senior notes was approximately $31 million. See “Debt” under “Liquidity and Capital Resources” below for additional details.
The Second Lien Notes were accounted for as a troubled debt restructuring which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. For the period from May 12, 2016 through June 30, 2016, contractual interest, which was not recorded, on the Second Lien Notes was approximately $16 million.
Reorganization Items, Net
The Company incurred significant costs and recognized significant gains associated with the reorganization. Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

as such adjustments are determined. The following table summarizes the components of reorganization items included on the condensed consolidated statements of operations:

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
(in thousands)
Legal and other professional advisory fees	$(3,446)	$(13,451)
Unamortized deferred financing fees, discounts and premiums	—	(52,045)
Gain related to interest payable on Predecessor’s Second Lien Notes	—	551,000
Other	69	294
Reorganization items, net	$(3,377)	$485,798
Income Tax Expense (Benefit)
Effective February 28, 2017, upon the consummation of the Plan, the Successor became a C corporation. Prior to the consummation of the Plan, the Predecessor was a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits were passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Predecessor’s subsidiaries were C corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $159 million and an income tax benefit of approximately $4 million for the three months ended June 30, 2017, and June 30, 2016, respectively.
Income (Loss) from Discontinued Operations, Net of Income Taxes
As a result of the Company’s strategic exit from California (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale) and the deconsolidation of Berry, the Company has classified the results of operations of its California properties and Berry as discontinued operations. Loss from discontinued operations, net of income taxes was approximately $3 million and income from discontinued operations was approximately $4 million for the three months ended June 30, 2017, and June 30, 2016, respectively. See Note 4 for additional information.
Net Income
Net income increased by approximately $12 million to approximately $220 million for the three months ended June 30, 2017, from approximately $208 million for the three months ended June 30, 2016. The increase was primarily due gains on sales of assets, gains compared to losses on commodity derivatives, lower expenses and higher production revenues partially offset by gains included in reorganization items during the three months ended June 30, 2016, income tax expense compared to income tax benefit and loss on discontinued operations compared to income. See discussion above for explanations of variances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
The following table reflects the Company’s results of operations for each of the Successor and Predecessor periods presented:

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands)
Revenues and other:
Natural gas sales	$148,551	$99,561	$178,743
Oil sales	119,475	58,560	146,522
NGL sales	55,466	30,764	55,023
Total oil, natural gas and NGL sales	323,492	188,885	380,288
Gains (losses) on oil and natural gas derivatives	33,755	92,691	(74,341)
Marketing and other revenues (1)	23,880	16,551	69,559
	381,127	298,127	375,506
Expenses:
Lease operating expenses	95,687	49,665	153,613
Transportation expenses	51,111	25,972	83,623
Marketing expenses	9,515	4,820	14,560
General and administrative expenses (2)	44,869	71,745	135,889
Exploration costs	866	93	2,741
Depreciation, depletion and amortization	71,901	47,155	175,467
Impairment of long-lived assets	—	—	123,316
Taxes, other than income taxes	24,948	14,877	35,541
(Gains) losses on sale of assets and other, net	(306,524)	672	3,786
	(7,627)	214,999	728,536
Other income and (expenses)	(13,302)	(16,874)	(135,351)
Reorganization items, net	(5,942)	2,331,189	485,798
Income (loss) from continuing operations before income taxes	369,510	2,397,443	(2,583)
Income tax expense (benefit)	153,455	(166)	6,594
Income (loss) from continuing operations	216,055	2,397,609	(9,177)
Loss from discontinued operations, net of income taxes	(3,254)	(548)	(1,130,077)
Net income (loss)	$212,801	$2,397,061	$(1,139,254)

(1)
Marketing and other revenues for the two months ended February 28, 2017, and the six months ended June 30, 2016, include approximately $6 million and $41 million, respectively, of management fee revenues recognized by the Company from Berry. Management fee revenues are included in “other revenues” on the condensed consolidated statements of operations.

(2)
General and administrative expenses for the four months ended June 30, 2017, the two months ended February 28, 2017, and the six months ended June 30, 2016, include approximately $20 million, $50 million and $14 million, respectively, of noncash share-based compensation expenses. In addition, general and administrative expenses for the two months ended February 28, 2017, and the six months ended June 30, 2016, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
Average daily production:
Natural gas (MMcf/d)	448	495	523
Oil (MBbls/d)	21.4	20.2	22.9
NGL (MBbls/d)	24.3	21.4	25.4
Total (MMcfe/d)	722	745	813

Weighted average prices: (1)
Natural gas (Mcf)	$2.72	$3.41	$1.88
Oil (Bbl)	$45.79	$49.16	$35.18
NGL (Bbl)	$18.68	$24.37	$11.89

Average NYMEX prices:
Natural gas (MMBtu)	$3.05	$3.66	$2.02
Oil (Bbl)	$48.63	$53.04	$39.52

Costs per Mcfe of production:
Lease operating expenses	$1.09	$1.13	$1.04
Transportation expenses	$0.58	$0.59	$0.57
General and administrative expenses (2)	$0.51	$1.63	$0.92
Depreciation, depletion and amortization	$0.82	$1.07	$1.19
Taxes, other than income taxes	$0.28	$0.34	$0.24

Average daily production – discontinued operations:
Total (MMcfe/d)	29	30	283

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the four months ended June 30, 2017, the two months ended February 28, 2017, and the six months ended June 30, 2016, include approximately $20 million, $50 million and $14 million, respectively, of noncash share-based compensation expenses. In addition, general and administrative expenses for the two months ended February 28, 2017, and the six months ended June 30, 2016, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $132 million or 35% to approximately $323 million and $189 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, from approximately $380 million for the six months ended June 30, 2016, due to higher natural gas, oil and NGL prices, partially offset by lower production volumes. Higher natural gas, oil and NGL prices resulted in an increase in revenues of approximately $91 million, $44 million and $36 million, respectively.
Average daily production volumes decreased to approximately 722 MMcfe/d and 745 MMcfe/d for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, from approximately 813 MMcfe/d for the six months ended June 30, 2016. Lower natural gas, oil and NGL production volumes resulted in a decrease in revenues of approximately $21 million, $13 million and $5 million, respectively.
The following table sets forth average daily production by region:

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
Average daily production (MMcfe/d):
Rockies	254	294	338
Hugoton Basin	166	159	185
Mid-Continent	125	109	99
TexLa	77	80	71
Permian Basin	46	49	60
Michigan/Illinois	29	29	31
South Texas	25	25	29
	722	745	813
The increases in average daily production volumes in the Mid-Continent and TexLa primarily reflect increased development capital spending in the regions. The decreases in average daily production volumes in the remaining regions primarily reflect lower production volumes as a result of reduced development capital spending throughout the Company’s various regions, as well as marginal well shut-ins, driven by continued low commodity prices. The decrease in average daily production volumes in the Rockies region also reflects lower production volumes as a result of the Jonah Assets Sale on May 31, 2017.
Gains (Losses) on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $34 million and $93 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, compared to losses on oil and natural gas derivatives of approximately $74 million for the six months ended June 30, 2016, representing a variance of approximately $201 million. Gains and losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
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

Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Other revenues primarily include management fee revenues recognized by the Company from Berry (in the Predecessor periods) and helium sales revenue. Marketing and other revenues decreased by approximately $29 million or 42% to approximately $24 million and $17 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, from approximately $70 million for the six months ended June 30, 2016. The decrease was primarily due to the management fee revenues from Berry included in the Predecessor periods, partially offset by higher revenues generated by the Jayhawk natural gas processing plant in Kansas and higher helium sales revenue in the Hugoton Basin.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $8 million or 5% to approximately $96 million and $50 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, from approximately $154 million for the six months ended June 30, 2016. The decrease was primarily due to reduced labor costs for field operations as a result of cost savings initiatives. Lease operating expenses per Mcfe increased to $1.09 per Mcfe and $1.13 per Mcfe for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, compared to $1.04 per Mcfe for the six months ended June 30, 2016.
Transportation Expenses
Transportation expenses decreased by approximately $7 million or 8% to approximately $51 million and $26 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, from approximately $84 million for the six months ended June 30, 2016. The decrease was primarily due to reduced costs as a result of lower production volumes and as a result of the properties sold in May 2017. Transportation expenses per Mcfe increased to $0.58 per Mcfe and $0.59 per Mcfe for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, compared to $0.57 per Mcfe for the six months ended June 30, 2016.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses remained relatively consistent at approximately $10 million and $5 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, compared to approximately $15 million for the six months ended June 30, 2016.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. In addition, general and administrative expenses in the Predecessor periods include expenses incurred by LINN Energy associated with the operations of Berry. General and administrative expenses decreased by approximately $19 million or 14% to approximately $45 million and $72 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, from approximately $136 million for the six months ended June 30, 2016. The decrease was primarily due to lower salaries and benefits related expenses, the costs associated with the operations of Berry in the Predecessor periods, lower professional services expenses and lower various other administrative expenses including insurance and rent, partially offset by higher noncash share-based compensation expenses principally driven by the immediate vesting of certain awards on the Effective Date. General and administrative expenses per Mcfe were $0.51 per Mcfe and $1.63 per Mcfe for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, compared to $0.92 per Mcfe for the six months ended June 30, 2016.
For professional services expenses related to the Chapter 11 proceedings that were incurred since the Petition Date, see “Reorganization Items, Net.”
Exploration Costs
Exploration costs decreased by approximately $2 million to approximately $866,000 and $93,000 for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, from approximately $3 million for the six months ended June 30, 2016. The decrease was primarily due to lower seismic data expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $56 million or 32% to approximately $72 million and $47 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, from approximately $175 million for the six months ended June 30, 2016. The decrease was primarily due to lower rates as a result of the application of fresh start accounting and impairments recorded in the first quarter of 2016, as well as lower total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $0.82 per Mcfe and $1.07 per Mcfe for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, from $1.19 per Mcfe for the six months ended June 30, 2016.
Impairment of Long-Lived Assets
The Company recorded no impairment charges for the four months ended June 30, 2017, or the two months ended February 28, 2017. During the six months ended June 30, 2016, the Company recorded an impairment charge of approximately $123 million associated with proved oil and natural gas properties in the Mid-Continent region due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves.
Taxes, Other Than Income Taxes

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands)
Severance taxes	$14,532	$9,107	$17,157
Ad valorem taxes	10,101	5,744	17,381
Other	315	26	1,003
	$24,948	$14,877	$35,541
Severance taxes, which are a function of revenues generated from production, increased primarily due to higher commodity prices partially offset by lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to lower estimated valuations on certain of the Company’s properties.
(Gains) Losses on Sale of Assets and Other, Net
During the four months ended June 30, 2017, the Company recorded the following net gains on divestitures (see Note 4):

•	Net gain of approximately $22 million on the Salt Creek Assets Sale; and

•	Net gain of approximately $279 million, including costs to sell of approximately $6 million, on the Jonah Assets Sale.
Other Income and (Expenses)

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands)
Interest expense, net of amounts capitalized	$(11,751)	$(16,725)	$(134,193)
Other, net	(1,551)	(149)	(1,158)
	$(13,302)	$(16,874)	$(135,351)
Interest expense decreased primarily due to the Company’s discontinuation of interest expense recognition on the senior notes for the two months ended February 28, 2017, as a result of the Chapter 11 proceedings, lower outstanding debt and lower amortization of discounts and financing fees. For the two months ended February 28, 2017, and the period from May 12, 2016

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

through June 30, 2016, contractual interest, which was not recorded, on the senior notes was approximately $37 million and $31 million, respectively. See “Debt” under “Liquidity and Capital Resources” below for additional details.
The Second Lien Notes were accounted for as a troubled debt restructuring which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. For the two months ended February 28, 2017, and the period from May 12, 2016 through June 30, 2016, unrecorded contractual interest on the Second Lien Notes was $20 million and approximately $16 million, respectively.
Reorganization Items, Net
The Company incurred significant costs and recognized significant gains associated with the reorganization. Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments were determined. The following table summarizes the components of reorganization items included on the condensed consolidated statements of operations:

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands)
Gain on settlement of liabilities subject to compromise	$—	$3,724,750	$—
Recognition of an additional claim for the Predecessor’s Second Lien Notes settlement	—	(1,000,000)	—
Fresh start valuation adjustments	—	(591,525)	—
Income tax benefit related to implementation of the Plan	—	264,889	—
Legal and other professional advisory fees	(6,016)	(46,961)	(13,451)
Unamortized deferred financing fees, discounts and premiums	—	—	(52,045)
Gain related to interest payable on Predecessor’s Second Lien Notes	—	—	551,000
Terminated contracts	—	(6,915)	—
Other	74	(13,049)	294
Reorganization items, net	$(5,942)	$2,331,189	$485,798
Income Tax Expense (Benefit)
Effective February 28, 2017, upon the consummation of the Plan, the Successor became a C corporation. Prior to the consummation of the Plan, the Predecessor was a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits were passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Predecessor’s subsidiaries were C corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $153 million and an income tax benefit of approximately $166,000 for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, compared to income tax expense of approximately $7 million for the six months ended June 30, 2016.
Loss from Discontinued Operations, Net of Income Taxes
As a result of the Company’s strategic exit from California (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale) and the deconsolidation of Berry, the Company has classified the results of operations of its California properties and Berry as discontinued operations. Loss from discontinued operations, net of income taxes decreased to approximately $3 million and $548,000 for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, from approximately $1.1 billion for the six months ended June 30, 2016. See Note 4 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Net Income (Loss)
Net income increased by approximately $3.7 billion to net income of approximately $213 million and $2.4 billion for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, from a net loss of approximately $1.1 billion for the six months ended June 30, 2016. The increase was primarily due to higher gains included in reorganization items, lower losses from discontinued operations, gains on sales of assets, gains compared to losses on commodity derivatives, lower impairment charges, lower expenses and higher production revenues. See discussion above for explanations of variances.
Liquidity and Capital Resources
Since its emergence from Chapter 11 bankruptcy in February 2017, the Company’s sources of cash have primarily consisted of proceeds from its 2017 oil and natural gas properties divestitures and net cash provided by operating activities. As a result of divesting certain oil and natural gas properties, the Company received over $1 billion in cash proceeds and repaid all of its outstanding debt as of July 31, 2017. The Company has also used its cash to fund capital expenditures, principally for the development of its oil and natural gas properties, and plant and pipeline construction. The Company expects to fund the remaining 2017 capital program with excess cash from its divestitures and net cash provided by operating activities.
Prior to its emergence from bankruptcy, the Company utilized funds from debt and equity offerings, borrowings under its credit facilities and net cash provided by operating activities for liquidity and capital resources, and the primary use was for the development of oil and natural gas properties, as well as for acquisitions.
See below for details regarding capital expenditures for the periods presented:

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands)
Oil and natural gas	$87,632	$39,409	$40,184
Plant and pipeline	22,724	4,990	7,729
Other	3,919	1,243	5,562
Capital expenditures, excluding acquisitions	$114,275	$45,642	$53,475
Capital expenditures, excluding acquisitions – discontinued operations	$1,790	$436	$12,806
The increase in capital expenditures was primarily due to oil and natural gas development activities in the Merge/SCOOP/STACK and plant and pipeline construction activities associated with the Chisholm Trail Cryogenic Gas Plant. For 2017, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $229 million, including approximately $338 million related to its oil and natural gas capital program and approximately $100 million related to its plant and pipeline capital. This estimate is under continuous review and subject to ongoing adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Statements of Cash Flows
The following provides a comparative cash flow summary:

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands)
Net cash:
Provided by (used in) operating activities	$131,425	$(20,814)	$801,201
Provided by (used in) investing activities	550,753	(58,756)	(71,111)
Provided by (used in) financing activities	(719,630)	(560,932)	42,387
Net increase (decrease) in cash and cash equivalents	$(37,452)	$(640,502)	$772,477
Operating Activities
Cash provided by operating activities was approximately $131 million and cash used in operating activities was approximately $21 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, compared to cash provided by operating activities of approximately $801 million for the six months ended June 30, 2016. The decrease was primarily due to lower cash settlements on derivatives partially offset by higher production related revenues principally due to higher commodity prices. In addition, in February 2017, restricted cash increased by approximately $80 million in order to fund the settlement of certain claims and pay certain professional fees in accordance with the Plan.
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands)
Cash flow from investing activities:
Capital expenditures	$(88,821)	$(58,006)	$(94,564)
Proceeds from sale of properties and equipment and other	641,219	(166)	(2,713)
Net cash provided by (used in) investing activities – continuing operations	552,398	(58,172)	(97,277)
Net cash provided by (used in) investing activities – discontinued operations	(1,645)	(584)	26,166
Net cash provided by (used in) investing activities	$550,753	$(58,756)	$(71,111)
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures increased primarily due to higher spending on development activities in the Company’s Mid-Continent, Rockies and TexLa regions. The Company made no acquisitions of properties during the six months ended June 30, 2017, or June 30, 2016. The Company has classified the cash flows of its California properties and Berry as discontinued operations.
Proceeds from sale of properties and equipment and other for the four months ended June 30, 2017, include approximately $76 million in net cash proceeds received from the Salt Creek Assets Sale in June 2017 and approximately $555 million in net cash proceeds received from the Jonah Assets Sale in May 2017. An additional $5 million received from the Jonah Assets Sale remains in escrow and is currently classified as restricted cash. See Note 4 for additional details of divestitures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financing Activities
Cash used in financing activities was approximately $720 million and $561 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, compared to cash provided by financing activities of approximately $42 million for the six months ended June 30, 2016. On February 28, 2017, the Company canceled its obligations under the Predecessor Credit Facility and entered into the Successor Credit Facility (see Note 6), which was a net transaction and is reflected as such on the condensed consolidated statement of cash flows. During the six months ended June 30, 2016, the Company borrowed approximately $979 million under the Predecessor Credit Facility, including approximately $919 million in February 2016 which represented the remaining undrawn amount that was available. In addition, during the six months ended June 30, 2016, the Company repaid approximately $913 million under the Predecessor Credit Facility.
The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017	Six Months Ended June 30, 2016
(in thousands)
Proceeds from borrowings:
Successor Credit Facility	$160,000	$—	$—
Predecessor Credit Facility	—	—	978,500
	$160,000	$—	$978,500
Repayments of debt:
Successor Credit Facility	$(576,570)	$—	$—
Successor Term Loan	(300,000)	—	—
Predecessor Credit Facility	—	(1,038,986)	(814,299)
Predecessor Term Loan	—	—	(98,911)
	$(876,570)	$(1,038,986)	$(913,210)
In addition, in February 2017, the Company made a $30 million payment to holders of claims under the Second Lien Notes. The Company also issued 41,359,806 shares of Class A common stock to participants in the rights offerings extended by the Company to certain holders of claims arising under the Second Lien Notes and the Unsecured Notes for net proceeds of approximately $514 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Debt
The following summarizes the Company’s outstanding debt:

	Successor	Predecessor
	June 30, 2017	December 31, 2016
(in thousands, except percentages)
Successor revolving loan	$183,430	$—
Predecessor credit facility	—	1,654,745
Predecessor term loan	—	284,241
6.50% senior notes due May 2019	—	562,234
6.25% senior notes due November 2019	—	581,402
8.625% senior notes due April 2020	—	718,596
12.00% senior secured second lien notes due December 2020	—	1,000,000
7.75% senior notes due February 2021	—	779,474
6.50% senior notes due September 2021	—	381,423
Net unamortized deferred financing fees	—	(1,257)
Total debt, net	183,430	5,960,858
Less current portion, net (1)	—	(1,937,729)
Less liabilities subject to compromise (2)	—	(4,023,129)
Long-term debt	$183,430	$—

(1)	Due to covenant violations, the Predecessor’s credit facility and term loan were classified as current at December 31, 2016.

(2)
The Predecessor’s senior notes and Second Lien Notes were classified as liabilities subject to compromise at December 31, 2016. On the Effective Date, pursuant to the terms of the Plan, all outstanding amounts under these debt instruments were canceled.

As of July 31, 2017, there were no borrowings outstanding under the Successor Credit Facility. Pursuant to the terms of the Plan, on the Effective Date, all obligations under the Predecessor’s credit facility, Second Lien Notes and senior notes were canceled.
For additional information related to the Company’s outstanding debt, see Note 6.
Share Repurchase Program
On June 1, 2017, the Company’s Board of Directors announced that it had authorized the repurchase of up to $75 million of the Company’s outstanding shares of Class A common stock. On June 28, 2017, the Company’s Board of Directors announced that it had authorized an increase in the previously announced share repurchase program to up to a total of $200 million of the Company’s outstanding shares of Class A common stock. In June 2017, the Company repurchased 7,540 shares of Class A common stock at an average price of $30.48 per share for a total cost of approximately $230,000.
Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value. The Company’s counterparties are participants in the Successor Credit Facility or were participants in the Predecessor Credit Facility. The Successor Credit Facility is secured by certain of the Company’s and its subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Dividends/Distributions
Under the Predecessor’s limited liability company agreement, unitholders were entitled to receive a distribution of available cash, which included cash on hand plus borrowings less any reserves established by the Predecessor’s Board of Directors to provide for the proper conduct of the Predecessor’s business (including reserves for future capital expenditures, acquisitions and anticipated future credit needs) or to fund distributions, if any, over the next four quarters. In October 2015, the Predecessor’s Board of Directors determined to suspend payment of the Predecessor’s distribution. The Successor currently has no intention of paying cash dividends and any future payment of cash dividends would be subject to the restrictions in the Successor Credit Facility.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements.
Contingencies
See Part II. Item 1. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.
Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the March 31, 2017 Quarterly Report on Form 10-Q. During the three months ended June 30, 2017, the Company made approximately $650 million in net repayments of borrowings outstanding under the Successor Credit Facility. See Note 6 for additional information about the Successor Credit Facility. There have been no other significant changes to the Company’s contractual obligations since March 31, 2017.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

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
At June 30, 2017, the fair value of fixed price swaps and collars was a net asset of approximately $33 million. A 10% increase in the index oil and natural gas prices above the June 30, 2017, prices would result in a net liability of approximately $30 million, which represents a decrease in the fair value of approximately $63 million; conversely, a 10% decrease in the index oil and natural gas prices below the June 30, 2017, prices would result in a net asset of approximately $95 million, which represents an increase in the fair value of approximately $62 million.
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
Interest Rate Risk
At June 30, 2017, the Company had debt outstanding under the Successor Credit Facility of approximately $183 million which incurred interest at floating rates. A 1% increase in the respective market rates would result in an estimated $2 million increase in annual interest expense.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.
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
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2017 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The Company’s Board of Directors has authorized the repurchase of up to $200 million of the Company’s outstanding shares of Class A common stock. Purchases may be made from time to time in negotiated purchases or in the open market, including through Rule 10b5-1 prearranged stock trading plans designed to facilitate the repurchase of the Company's shares during times it would not otherwise be in the market due to self-imposed trading blackout periods or possible possession of material nonpublic information. The timing and amounts of any such repurchases of shares will be subject to market conditions and certain other factors, and will be in accordance with applicable securities laws and other legal requirements, including restrictions contained in the Company's then current credit facility. The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - Continued

The following sets forth information with respect to the Company’s repurchases of its shares of Class A common stock during the second quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
(in thousands)

April 1 – 30	—	$—	—	$—
May 1 – 31	—	$—	—	$—
June 1 – 30	7,540	$30.48	7,540	$199,770

(1)
On June 1, 2017, the Company’s Board of Directors announced that it had authorized the repurchase of up to $75 million of the Company’s outstanding shares of Class A common stock. On June 28, 2017, the Company’s Board of Directors announced that it had authorized an increase in the previously announced share repurchase program to up to a total of $200 million of the Company’s outstanding shares of Class A common stock.

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

2.2	—
Purchase and Sale Agreement, dated May 23, 2017, by and among Linn Energy Holdings, LLC, Linn Operating, LLC, Linn Midstream, LLC and Berry Petroleum Company, LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 30, 2017)

2.3*†	—	Purchase and Sale Agreement, dated May 25, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC and Denbury Onshore, LLC
2.4*†	—	First Amendment, dated June 30, 2017, to Purchase and Sale Agreement, dated May 25, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC and Denbury Onshore, LLC
2.5*†	—	Purchase and Sale Agreement, dated June 1, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC, Linn Midstream, LLC and Bridge Energy LLC
2.6*†	—	First Amendment, dated July 10, 2017, to Purchase and Sale Agreement, dated June 1, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC, Linn Midstream, LLC and Bridge Energy LLC
3.1	—	Amended and Restated Certificate of Incorporation of Linn Energy, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-8 filed on February 28, 2017)
3.2	—	Bylaws of Linn Energy, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-8 filed on February 28, 2017)
10.1*	—
First Amendment and Consent to Credit Agreement dated as of May 31, 2017, to Credit Agreement and Security Agreement dated as of February 28, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto

10.2*	—	Engineering and Construction Agreement, dated June 13, 2017, between Linn Midstream, LLC (now known as Blue Mountain Midstream LLC) and BCCK Engineering Incorporated
10.3*	—	Equipment Supply Agreement, dated June 13, 2017, between Linn Midstream, LLC (now known as Blue Mountain Midstream LLC) and BCCK Engineering Incorporated
10.4*	—	Contribution Agreement, dated June 27, 2017, by and among Linn Energy Holdings, LLC, Linn Operating, LLC, Citizen Energy II, LLC and Roan Resources LLC
31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	—	Section 1350 Certification of Chief Executive Officer
32.2*	—	Section 1350 Certification of Chief Financial Officer
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

†
Pursuant to Item 601(b)(2) of Regulation S-K, the schedules and exhibits to the PSA have not been filed herewith. The registrant agrees to furnish supplementally copies of any omitted schedules and exhibits to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINN ENERGY, INC.
(Registrant)

Date: August 3, 2017	/s/ Darren R. Schluter
Darren R. Schluter
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: August 3, 2017	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)