Form 10-Q
period 2017-09-30
LINN ENERGY, INC.
filed 2017-11-14
CIK 1326428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of October 31, 2017, there were 84,099,659 shares of Class A common stock, par value $0.001 per share, outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
LINN ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Successor	Predecessor
	September 30, 2017	December 31, 2016
(in thousands, except share and unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$32,042	$694,857
Accounts receivable – trade, net	165,045	198,064
Derivative instruments	6,220	—
Restricted cash	51,322	1,602
Other current assets	85,937	105,310
Current assets of discontinued operations	—	701
Total current assets	340,566	1,000,534

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	1,248,246	12,349,117
Less accumulated depletion and amortization	(53,370)	(9,843,908)
	1,194,876	2,505,209

Other property and equipment	472,332	618,262
Less accumulated depreciation	(22,067)	(217,724)
	450,265	400,538

Derivative instruments	4,582	—
Deferred income taxes	476,419	—
Equity method investments	461,460	6,200
Other noncurrent assets	7,449	7,784
Noncurrent assets of discontinued operations	—	740,326
	949,910	754,310
Total noncurrent assets	2,595,051	3,660,057
Total assets	$2,935,617	$4,660,591

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$280,797	$295,081
Derivative instruments	547	82,508
Current portion of long-term debt, net	—	1,937,729
Other accrued liabilities	100,755	25,979
Current liabilities of discontinued operations	—	321
Total current liabilities	382,099	2,341,618

LINN ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(Unaudited)

	Successor	Predecessor
	September 30, 2017	December 31, 2016
(in thousands, except share and unit amounts)
Derivative instruments	229	11,349
Other noncurrent liabilities	260,133	360,405
Noncurrent liabilities of discontinued operations	—	39,202
Liabilities subject to compromise	—	4,305,005

Commitments and contingencies (Note 11)
Equity (deficit):
Predecessor units issued and outstanding (no units issued or outstanding at September 30, 2017; 352,792,474 units issued and outstanding at December 31, 2016)	—	5,386,885
Predecessor accumulated deficit	—	(7,783,873)
Successor preferred stock ($0.001 par value, 30,000,000 shares authorized and no shares issued at September 30, 2017; no shares authorized or issued at December 31, 2016)	—	—
Successor Class A common stock ($0.001 par value, 270,000,000 shares authorized and 84,667,268 shares issued at September 30, 2017; no shares authorized or issued at December 31, 2016)	85	—
Successor additional paid-in capital	1,926,722	—
Successor retained earnings	349,864	—
Total common stockholders’/unitholders’ equity (deficit)	2,276,671	(2,396,988)
Noncontrolling interests	16,485	—
Total equity (deficit)	2,293,156	(2,396,988)
Total liabilities and equity (deficit)	$2,935,617	$4,660,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
(in thousands, except per share and per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$206,318	$237,986
Gains (losses) on oil and natural gas derivatives	(14,497)	166
Marketing revenues	38,493	9,249
Other revenues	6,368	19,574
	236,682	266,975
Expenses:
Lease operating expenses	61,272	67,234
Transportation expenses	34,541	40,986
Marketing expenses	34,099	6,933
General and administrative expenses	30,035	48,471
Exploration costs	171	4
Depreciation, depletion and amortization	29,657	87,413
Impairment of long-lived assets	—	41,728
Taxes, other than income taxes	12,368	18,003
(Gains) losses on sale of assets and other, net	(26,977)	2,532
	175,166	313,304
Other income and (expenses):
Interest expense, net of amounts capitalized	(223)	(25,283)
Earnings from equity method investments	2,575	222
Other, net	(4,237)	(200)
	(1,885)	(25,261)
Reorganization items, net	(2,605)	(28,361)
Income (loss) from continuing operations before income taxes	57,026	(99,951)
Income tax expense (benefit)	5,996	(3,650)
Income (loss) from continuing operations	51,030	(96,301)
Income (loss) from discontinued operations, net of income taxes	86,099	(102,064)
Net income (loss)	137,129	(198,365)
Net income attributable to noncontrolling interests	66	—
Net income (loss) attributable to common stockholders/unitholders	$137,063	$(198,365)

Income (loss) per share/unit attributable to common stockholders/unitholders:
Income (loss) from continuing operations per share/unit – Basic	$0.58	$(0.27)
Income (loss) from continuing operations per share/unit – Diluted	$0.57	$(0.27)

Income (loss) from discontinued operations per share/unit – Basic	$0.98	$(0.29)
Income (loss) from discontinued operations per share/unit – Diluted	$0.97	$(0.29)

Net income (loss) per share/unit – Basic	$1.56	$(0.56)
Net income (loss) per share/unit – Diluted	$1.54	$(0.56)

Weighted average shares/units outstanding – Basic	87,796	352,792
Weighted average shares/units outstanding – Diluted	88,999	352,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
(Unaudited)

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
(in thousands, except per share and per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$529,810	$188,885	$618,274
Gains (losses) on oil and natural gas derivatives	19,258	92,691	(74,175)
Marketing revenues	53,954	6,636	26,861
Other revenues	14,787	9,915	71,521
	617,809	298,127	642,481
Expenses:
Lease operating expenses	156,959	49,665	220,847
Transportation expenses	85,652	25,972	124,609
Marketing expenses	43,614	4,820	21,493
General and administrative expenses	74,904	71,745	184,360
Exploration costs	1,037	93	2,745
Depreciation, depletion and amortization	101,558	47,155	262,880
Impairment of long-lived assets	—	—	165,044
Taxes, other than income taxes	37,316	14,877	53,544
(Gains) losses on sale of assets and other, net	(333,371)	829	6,607
	167,669	215,156	1,042,129
Other income and (expenses):
Interest expense, net of amounts capitalized	(11,974)	(16,725)	(159,476)
Earnings from equity method investments	2,705	157	511
Other, net	(5,788)	(149)	(1,358)
	(15,057)	(16,717)	(160,323)
Reorganization items, net	(8,547)	2,331,189	457,437
Income (loss) from continuing operations before income taxes	426,536	2,397,443	(102,534)
Income tax expense (benefit)	159,451	(166)	2,944
Income (loss) from continuing operations	267,085	2,397,609	(105,478)
Income (loss) from discontinued operations, net of income taxes	82,845	(548)	(1,232,141)
Net income (loss)	349,930	2,397,061	(1,337,619)
Net income attributable to noncontrolling interests	66	—	—
Net income (loss) attributable to common stockholders/unitholders	$349,864	$2,397,061	$(1,337,619)

Income (loss) per share/unit attributable to common stockholders/unitholders:
Income (loss) from continuing operations per share/unit – Basic	$3.00	$6.80	$(0.30)
Income (loss) from continuing operations per share/unit – Diluted	$2.97	$6.80	$(0.30)

Income (loss) from discontinued operations per share/unit – Basic	$0.93	$(0.01)	$(3.49)
Income (loss) from discontinued operations per share/unit – Diluted	$0.93	$(0.01)	$(3.49)

Net income (loss) per share/unit – Basic	$3.93	$6.79	$(3.79)
Net income (loss) per share/unit – Diluted	$3.90	$6.79	$(3.79)

Weighted average shares/units outstanding – Basic	88,966	352,792	352,606
Weighted average shares/units outstanding – Diluted	89,784	352,792	352,606
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (PREDECESSOR)
(Unaudited)

	Units	Unitholders’ Capital	Accumulated Deficit	Total Unitholders’ Capital (Deficit)
	(in thousands)

December 31, 2016 (Predecessor)	352,792	$5,386,885	$(7,783,873)	$(2,396,988)
Net income		—	2,397,061	2,397,061
Other		(73)	—	(73)
February 28, 2017 (Predecessor)	352,792	5,386,812	(5,386,812)	—
Cancellation of predecessor equity	(352,792)	(5,386,812)	5,386,812	—
February 28, 2017 (Predecessor)	—	$—	$—	$—
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (SUCCESSOR)
(Unaudited)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Total Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
	(in thousands)

Issuances of successor Class A common stock	89,230	$89	$2,021,142	$—	$2,021,231	$—	$2,021,231
Share-based compensation expenses		—	13,750	—	13,750	—	13,750
February 28, 2017 (Successor)	89,230	89	2,034,892	—	2,034,981	—	2,034,981
Net income		—	—	349,864	349,864	66	349,930
Issuances of successor Class A common stock	21	—	—	—	—	—	—
Repurchases of successor Class A common stock	(4,584)	(4)	(156,947)	—	(156,951)	—	(156,951)
Share-based compensation expenses		—	62,381	—	62,381	—	62,381
Initial allocation of noncontrolling interests upon conversion of subsidiary units		—	(17,605)	—	(17,605)	17,605	—
Distributions to noncontrolling interests		—	—	—	—	(1,211)	(1,211)
Subsidiary equity transactions		—	(25)	—	(25)	25	—
Other		—	4,026	—	4,026	—	4,026
September 30, 2017 (Successor)	84,667	$85	$1,926,722	$349,864	$2,276,671	$16,485	$2,293,156
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
(in thousands)
Cash flow from operating activities:
Net income (loss)	$349,930	$2,397,061	$(1,337,619)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(82,845)	548	1,232,141
Depreciation, depletion and amortization	101,558	47,155	262,880
Impairment of long-lived assets	—	—	165,044
Deferred income taxes	116,446	(166)	831
Noncash (gains) losses on oil and natural gas derivatives	380	(104,263)	931,085
Share-based compensation expenses	25,876	50,255	24,514
Amortization and write-off of deferred financing fees	3,349	1,338	11,288
(Gains) losses on sale of assets and other, net	(357,510)	1,069	5,534
Reorganization items, net	—	(2,359,364)	(485,831)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	15,549	(7,216)	(27,857)
(Increase) decrease in other assets	3,908	402	(17,111)
(Increase) decrease in restricted cash	2,151	(80,164)	—
Increase (decrease) in accounts payable and accrued expenses	(43,213)	20,949	64,252
Increase in other liabilities	56,460	2,801	21,679
Net cash provided by (used in) operating activities – continuing operations	192,039	(29,595)	850,830
Net cash provided by operating activities – discontinued operations	2,566	8,781	34,362
Net cash provided by (used in) operating activities	194,605	(20,814)	885,192

Cash flow from investing activities:
Development of oil and natural gas properties	(136,638)	(50,597)	(118,920)
Purchases of other property and equipment	(60,656)	(7,409)	(25,955)
Proceeds from sale of properties and equipment and other	703,234	(166)	(3,321)
Net cash provided by (used in) investing activities – continuing operations	505,940	(58,172)	(148,196)
Net cash provided by (used in) investing activities – discontinued operations	345,643	(584)	19,133
Net cash provided by (used in) investing activities	851,583	(58,756)	(129,063)

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
(in thousands)
Cash flow from financing activities:
Proceeds from rights offerings, net	—	514,069	—
Repurchases of shares	(156,091)	—	—
Proceeds from borrowings	190,000	—	978,500
Repayments of debt	(1,090,000)	(1,038,986)	(913,210)
Debt issuance costs paid	(7,229)	—	(692)
Payment to holders of claims under the second lien notes	—	(30,000)	—
Other	(5,181)	(6,015)	(20,687)
Net cash provided by (used in) financing activities – continuing operations	(1,068,501)	(560,932)	43,911
Net cash used in financing activities – discontinued operations	—	—	(1,701)
Net cash provided by (used in) financing activities	(1,068,501)	(560,932)	42,210

Net increase (decrease) in cash and cash equivalents	(22,313)	(640,502)	798,339
Cash and cash equivalents:
Beginning	54,355	694,857	2,168
Ending	32,042	54,355	800,507
Less cash and cash equivalents of discontinued operations at end of period	—	—	(29,647)
Ending – continuing operations	$32,042	$54,355	$770,860
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
The Company’s properties are currently located in seven operating regions in the United States (“U.S.”), in the Hugoton Basin, the Mid-Continent, east Texas and north Louisiana (“TexLa”), the Rockies, the Permian Basin, Michigan/Illinois and south Texas. In July 2017, the Company divested all of its properties located in California. The Company also owns a 50% equity interest in Roan Resources LLC, which is focused on the accelerated development of the Merge/SCOOP/STACK play in Oklahoma.
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
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation. Noncontrolling interests represent ownership in the net assets of the Company’s consolidated subsidiary, Linn Energy Holdco LLC (“Holdco”), not attributable to LINN Energy, and are presented as a component of equity. Changes in the Company’s ownership interests in Holdco that do not result in deconsolidation are recognized in equity. See Note 13 for additional information about noncontrolling interests. Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method. See Note 6 for additional information about equity method investments.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The condensed consolidated financial statements for previous periods include certain reclassifications that were made to conform to current presentation. The Company has also classified the assets and liabilities of its California properties, as well as the results of operations and cash flows of its California properties and Berry, as discontinued operations on its condensed consolidated financial statements. Such reclassifications have no impact on previously reported net income (loss), stockholders’/unitholders’ equity (deficit) or cash flows. See Note 4 for additional information.
In addition, during the third quarter of 2017, the Company corrected its allocation of value between proved and unproved oil and natural gas properties initially recorded as part of fresh start accounting (see Note 3) resulting in a reclassification of approximately $459 million from proved properties to unproved properties as of February 28, 2017. As a result, during the third quarter of 2017, the Company also recorded pretax out-of-period corrections of approximately $8 million to reduce depletion expense and approximately $1 million to increase net gains on sale of assets (combined $5 million after tax), as well as approximately $8 million to increase income from discontinued operations, net of income taxes, related to errors in the first and second quarters of 2017. The Company concluded that the correction of the errors was not material to these or any previously issued financial statements.
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

LINN ENERGY, INC.
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

•
Holdco II, as borrower, entered into the Successor Credit Facility with the holders of claims under the Predecessor Credit Facility, as lenders, and Wells Fargo Bank, National Association, as administrative agent, providing for a new reserve-based revolving loan with up to $1.4 billion in borrowing commitments and a new term loan in an original principal amount of $300 million. For additional information about the Successor Credit Facility, see Note 7.

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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
Under the Backstop Commitment Agreement, certain Backstop Parties agreed to purchase their pro rata share of the shares that were not duly subscribed to pursuant to the offerings at the discounted per share price set forth in the Backstop Commitment Agreement by parties other than Backstop Parties. Pursuant to the Backstop Commitment Agreement, the LINN Debtors agreed to pay the Backstop Parties on the Effective Date a commitment premium equal to 4.0% of the $530 million committed amount, of which 3.0% was paid in cash and 1.0% was paid in the form of Class A common stock at the discounted per share price set forth in the Backstop Commitment Agreement.
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
(in thousands)
Legal and other professional advisory fees	$(2,549)	$(16,714)
Terminated contracts	—	(13,123)
Other	(56)	1,476
Reorganization items, net	$(2,605)	$(28,361)

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
(in thousands)
Gain on settlement of liabilities subject to compromise	$—	$3,724,750	$—
Recognition of an additional claim for the Predecessor’s Second Lien Notes settlement	—	(1,000,000)	—
Fresh start valuation adjustments	—	(591,525)	—
Income tax benefit related to implementation of the Plan	—	264,889	—
Legal and other professional advisory fees	(8,565)	(46,961)	(30,165)
Unamortized deferred financing fees, discounts and premiums	—	—	(52,045)
Gain related to interest payable on Predecessor’s Second Lien Notes	—	—	551,000
Terminated contracts	—	(6,915)	(13,123)
Other	18	(13,049)	1,770
Reorganization items, net	$(8,547)	$2,331,189	$457,437

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
The subsequently determined tax attributes were primarily the result of the conversion from a limited liability company to a C corporation and differences in the accounting basis and tax basis of the Company’s oil and natural gas properties as of the Effective Date. The Class B units are incentive interest awards that were granted on the Effective Date by Holdco to certain members of its management (see Note 14), and the associated fair value was recorded as a liability of approximately $7 million in “other accrued liabilities” and temporary equity of approximately $29 million in “redeemable noncontrolling interests” on the condensed consolidated balance sheet at February 28, 2017.
The Company’s principal assets are its oil and natural gas properties. The fair values of oil and natural gas properties were estimated using valuation techniques consistent with the income approach, converting future cash flows to a single discounted amount. Significant inputs used to determine the fair values of properties include estimates of: (i) reserves; (ii) future operating and development costs; (iii) future commodity prices; and (iv) a market-based weighted average cost of capital rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change. The underlying commodity prices embedded in the Company’s estimated cash flows are the product of a process that begins with New York Mercantile Exchange (“NYMEX”) forward curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Company management believes will impact realizable prices.
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

9)
Reflects a decrease of approximately $8 million for the payment of accrued interest on the Predecessor Credit Facility partially offset by an increase of approximately $7 million related to noncash share-based compensation classified as a liability related to the incentive interest awards issued by Holdco to certain members of its management (see Note 14).

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

13)
Reflects redeemable noncontrolling interests classified as temporary equity related to the incentive interest awards issued by Holdco to certain members of its management. See Note 14 for additional information.

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
See Note 12 for additional information on the issuances of the Successor’s equity.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

18)
Reflects a decrease of oil and natural gas properties, based on the methodology discussed above, and the elimination of accumulated depletion and amortization. The following table summarizes the components of oil and natural gas properties as of the Effective Date:

	Successor	Predecessor
	Fair Value	Historical Book Value
(in thousands)
Proved properties	$1,727,834	$12,258,835
Unproved properties	458,943	1,010,200
	2,186,777	13,269,035
Less accumulated depletion and amortization	—	(10,044,240)
	$2,186,777	$3,224,795

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
Note 4 – Discontinued Operations, Other Divestitures and Roan Contribution
Discontinued Operations
On July 31, 2017, the Company completed the sale of its interest in properties located in the San Joaquin Basin in California to Berry Petroleum Company, LLC (the “San Joaquin Basin Sale”). Cash proceeds received from the sale of these properties were approximately $253 million, net of costs to sell of approximately $4 million, and the Company recognized a net gain of approximately $120 million. The gain is included in “income (loss) from discontinued operations, net of income taxes” on the condensed consolidated statements of operations.
On July 21, 2017, the Company completed the sale of its interest in properties located in the Los Angeles Basin in California to Bridge Energy LLC (the “Los Angeles Basin Sale”). Cash proceeds received from the sale of these properties were approximately $93 million, net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $2 million. The gain is included in “income (loss) from discontinued operations, net of income taxes” on the condensed consolidated statements of operations. The Company will receive an additional $7 million contingent payment if certain operational requirements are satisfied within one year.
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
The following table presents carrying amounts of the assets and liabilities of the Company’s California properties classified as discontinued operations on the condensed consolidated balance sheet:

Predecessor
December 31, 2016
(in thousands)
Assets:
Oil and natural gas properties	$728,190
Other property and equipment	11,402
Other	1,435
Total assets of discontinued operations	$741,027
Liabilities:
Asset retirement obligations	$38,042
Other	1,481
Total liabilities of discontinued operations	$39,523

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

All balances of discontinued operations on the condensed consolidated balance sheet relate to the Company’s California properties, as Berry was deconsolidated effective December 3, 2016.
The following tables present summarized financial results of the Company’s California properties and Berry classified as discontinued operations on the condensed consolidated statements of operations:

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
(in thousands)
Revenues and other	$6,048	$133,163
Expenses	(11,113)	132,387
Other income and (expenses)	(750)	(14,891)
Reorganization items, net	—	(87,915)
Income (loss) from discontinued operations before income taxes	16,411	(102,030)
Income tax expense	6,347	34
Income (loss) from discontinued operations, net of income taxes	$10,064	$(102,064)

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
(in thousands)
Revenues and other	$33,684	$14,891	$369,112
Expenses	19,231	13,758	1,507,867
Other income and (expenses)	(3,541)	(1,681)	(54,361)
Reorganization items, net	—	—	(38,829)
Income (loss) from discontinued operations before income taxes	10,912	(548)	(1,231,945)
Income tax expense	4,102	—	196
Income (loss) from discontinued operations, net of income taxes	$6,810	$(548)	$(1,232,141)
In addition, for the three months and seven months ended September 30, 2017, the Company recognized a net gain on the sale of the California properties of approximately $76 million (net of income tax expense of approximately $46 million).
Results of operations of Berry are only included in the three months and nine months ended September 30, 2016, as Berry was deconsolidated effective December 3, 2016. Other income and (expenses) include an allocation of interest expense for the California properties of approximately $1 million and $2 million for the three months ended September 30, 2017, and September 30, 2016, respectively, and approximately $4 million, $2 million and $6 million for the seven months ended September 30, 2017, the two months ended February 28, 2017, and the nine months ended September 30, 2016, respectively, which represents interest on debt that was required to be repaid as a result of the sales.
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
Other Divestitures
On September 12, 2017, August 1, 2017, and July 31, 2017, the Company completed the sales of its interest in certain properties located in south Texas (the “South Texas Assets Sales”). Combined cash proceeds received from the sale of these properties were approximately $49 million, net of costs to sell of approximately $1 million, and the Company recognized a combined net gain of approximately $14 million.
On August 23, 2017, July 28, 2017, and May 9, 2017, the Company completed the sales of its interest in certain properties located in Texas and New Mexico (the “Permian Assets Sales”). Combined cash proceeds received from the sale of these properties were approximately $31 million and the Company recognized a combined net gain of approximately $29 million.
On June 30, 2017, the Company completed the sale of its interest in properties located in the Salt Creek Field in Wyoming to Denbury Resources Inc. (the “Salt Creek Assets Sale”). Cash proceeds received from the sale of these properties were approximately $75 million, net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $33 million.
On May 31, 2017, the Company completed the sale of its interest in properties located in western Wyoming to Jonah Energy LLC (the “Jonah Assets Sale”). Cash proceeds received from the sale of these properties were approximately $560 million, net of costs to sell of approximately $6 million, and the Company recognized a net gain of approximately $272 million.
The divestitures discussed above are not presented as discontinued operations because they do not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The gains on these divestitures are included in “gains (losses) on sale of assets and other, net” on the condensed consolidated statements of operations.
Divestitures – Pending
On October 20, 2017, the Company, through certain of its subsidiaries, entered into a definitive purchase and sale agreement to sell its interest in properties located in the Williston Basin for a contract price of $285 million, subject to closing adjustments.
On October 3, 2017, the Company, through certain of its subsidiaries, entered into a definitive purchase and sale agreement to sell its interest in properties located in Wyoming for a contract price of $200 million, subject to closing adjustments.
The sales are anticipated to close on November 30, 2017, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
Roan Contribution
On August 31, 2017, the Company, through certain of its subsidiaries, completed the transaction in which LINN Energy and Citizen Energy II, LLC (“Citizen”) each contributed certain upstream assets located in Oklahoma to a newly formed company, Roan Resources LLC (“Roan” and the contribution, the “Roan Contribution”), focused on the accelerated development of the Merge/SCOOP/STACK play. In exchange for their respective contributions, LINN Energy and Citizen each received a 50% equity interest in Roan, subject to customary post-closing adjustments. As of August 31, 2017, the date of the Roan Contribution, the Company recognized its equity investment at a carryover basis of approximately $452 million. In connection with the Roan Contribution, the Company paid approximately $17 million in advisory fees, which are included in “gains (losses) on sale of assets and other, net” on the condensed consolidated statements of operations.
See Note 6 for additional information about the Company’s equity method investment in Roan.

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

	Successor	Predecessor
	September 30, 2017	December 31, 2016
(in thousands)
Proved properties	$1,188,652	$11,350,257
Unproved properties	59,594	998,860
	1,248,246	12,349,117
Less accumulated depletion and amortization	(53,370)	(9,843,908)
	$1,194,876	$2,505,209
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
Based on the analysis described above, for the three months and nine months ended September 30, 2016, the Company recorded impairment charges of approximately $42 million and $165 million, respectively, associated with proved oil and natural gas properties in the Mid-Continent and Rockies regions due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the condensed consolidated statements of operations. The Company recorded no impairment charges for the nine months ended September 30, 2017.
Note 6 – Equity Method Investments
On August 31, 2017, the Company completed the transaction in which LINN Energy and Citizen each contributed certain upstream assets located in Oklahoma to a newly formed company, Roan, focused on the accelerated development of the Merge/SCOOP/STACK play. See Note 4 for additional information.
The Company uses the equity method of accounting for its investment in Roan. The Company’s equity earnings (losses) consists of its share of Roan’s earnings or losses and the amortization of the difference between the Company’s investment in Roan and Roan’s underlying net assets attributable to certain assets. At both September 30, 2017, and August 31, 2017 (the date of the Roan Contribution), the Company owned 50% of Roan’s outstanding units. The percentage ownership in Roan is subject to customary post-closing adjustments.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

At September 30, 2017, the carrying amount of the Company’s investment in Roan of approximately $454 million was less than the Company’s ownership interest in Roan’s underlying net assets by approximately $344 million. The difference is attributable to proved and unproved oil and natural gas properties and is amortized over the lives of the related assets. Such amortization is included in the equity earnings (losses) from the Company’s investment in Roan.
Impairment testing on the Company’s investment in Roan is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. No impairments occurred with respect to the Company’s investment in Roan for the one month ended September 30, 2017.
Following is summarized statement of operations information for Roan.
Summarized Roan Resources LLC Statement of Operations Information

One Month Ended September 30, 2017
(in thousands)

Revenues	$16,819
Expenses	12,145
Other income and (expenses)	(160)
Net income	$4,514

Note 7 – Debt
The following summarizes the Company’s outstanding debt:

	Successor	Predecessor
	September 30, 2017	December 31, 2016
(in thousands, except percentages)
Revolving credit facility	$—	$—
Predecessor credit facility (1)	—	1,654,745
Predecessor term loan (1)	—	284,241
6.50% senior notes due May 2019	—	562,234
6.25% senior notes due November 2019	—	581,402
8.625% senior notes due April 2020	—	718,596
12.00% senior secured second lien notes due December 2020	—	1,000,000
7.75% senior notes due February 2021	—	779,474
6.50% senior notes due September 2021	—	381,423
Net unamortized deferred financing fees	—	(1,257)
Total debt, net	—	5,960,858
Less current portion, net (2)	—	(1,937,729)
Less liabilities subject to compromise (3)	—	(4,023,129)
Long-term debt	$—	$—

(1)	Variable interest rate of 5.50% at December 31, 2016.

(2)	Due to covenant violations, the Predecessor’s credit facility and term loan were classified as current at December 31, 2016.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(3)
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
Revolving Credit Facility
On August 4, 2017, the Company entered into a credit agreement with Holdco II, as borrower, Royal Bank of Canada, as administrative agent, and the lenders and agents party thereto, providing for a new senior secured reserve-based revolving loan facility (the “Revolving Credit Facility”) with $500 million in borrowing commitments and an initial borrowing base of $500 million.
As of September 30, 2017, there were no borrowings outstanding under the Revolving Credit Facility and there was approximately $455 million of available borrowing capacity (which includes a $45 million reduction for outstanding letters of credit). The maturity date is August 4, 2020.
Redetermination of the borrowing base under the Revolving Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October, with the first scheduled borrowing base redetermination to occur on March 15, 2018. At the Company’s election, interest on borrowings under the Revolving Credit Facility is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.50% to 3.50% per annum or the alternate base rate (“ABR”) plus an applicable margin ranging from 1.50% to 2.50% per annum, depending on utilization of the borrowing base. Interest is generally payable in arrears quarterly for loans bearing interest based at the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR, or if such interest period is longer than three months, at the end of the three month intervals during such interest period. The Company is required to pay a commitment fee to the lenders under the Revolving Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the available revolving loan commitments of the lenders.
The obligations under the Revolving Credit Facility are secured by mortgages covering approximately 85% of the total value of the proved reserves of the oil and natural gas properties of the Company and certain of its subsidiaries, along with liens on substantially all personal property of the Company and certain of its subsidiaries, and are guaranteed by the Company, Holdco and certain of Holdco II’s subsidiaries, subject to customary exceptions. Under the Revolving Credit Facility, the Company is required to maintain (i) a maximum total net debt to last twelve months EBITDA ratio of 4.0 to 1.0, and (ii) a minimum adjusted current ratio of 1.0 to 1.0.
The Revolving Credit Facility also contains affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports and budgets, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens and indebtedness, mergers, consolidations and sales of assets, paying

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

dividends or other distributions in respect of, or repurchasing or redeeming, the Company’s capital stock, making certain investments and transactions with affiliates.
The Revolving Credit Facility contains events of default and remedies customary for credit facilities of this nature. Failure to comply with the financial and other covenants in the Revolving Credit Facility would allow the lenders, subject to customary cure rights, to require immediate payment of all amounts outstanding under the Revolving Credit Facility.
In September 2017, the Company entered into an amendment to the Revolving Credit Facility to provide for, among other things, an increase in the size of the letter of credit subfacility from $25 million to $50 million.
Successor Credit Facility
On the Effective Date, pursuant to the terms of the Plan, the Company entered into the Successor Credit Facility with Holdco II as borrower and Wells Fargo Bank, National Association, as administrative agent, providing for: 1) a reserve-based revolving loan with an initial borrowing base of $1.4 billion and 2) a term loan in an original principal amount of $300 million. On May 31, 2017, the Company entered into the First Amendment and Consent to Credit Agreement, pursuant to which among other modifications: 1) the term loan was paid in full and terminated using cash proceeds from the Jonah Assets Sale, and 2) the borrowing base for the revolving loan was reduced to $1 billion with additional agreed upon reductions for the Company’s other announced sales. In connection with the entry into the Revolving Credit Facility, the Successor Credit Facility was terminated and repaid in full.
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
Note 8 – Derivatives
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table presents derivative positions for the periods indicated as of September 30, 2017:

	October 1 – December 31, 2017	2018	2019
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	31,280	47,815	11,315
Average price ($/MMBtu)	$3.18	$3.01	$2.97
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	1,104	548	—
Average price ($/Bbl)	$52.13	$54.07	$—
Collars (NYMEX WTI):
Hedged volume (MBbls)	—	1,825	1,825
Average floor price ($/Bbl)	$—	$50.00	$50.00
Average ceiling price ($/Bbl)	$—	$55.50	$55.50
During the seven months ended September 30, 2017, the Company entered into commodity derivative contracts consisting of oil swaps for January 2018 through December 2018 and natural gas swaps for January 2018 through December 2019. The Company did not enter into any commodity derivative contracts during the two months ended February 28, 2017.
In October 2017, the Company entered into commodity derivative contracts consisting of natural gas swaps for January 2018 through December 2018. Including these new hedges, as of October 31, 2017, the Company had natural gas swaps of approximately 69,715 MMMBtu at an average price of approximately $3.02 per MMBtu for 2018.
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
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets. The following table summarizes the fair value of derivatives outstanding on a gross basis:

	Successor	Predecessor
	September 30, 2017	December 31, 2016
(in thousands)
Assets:
Commodity derivatives	$27,897	$19,369
Liabilities:
Commodity derivatives	$17,871	$113,226
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Company’s counterparties are participants in the Revolving Credit Facility or were participants in the Successor Credit Facility or Predecessor Credit Facility. The Revolving Credit Facility is secured by certain of the Company’s and its subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties.
The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $28 million at September 30, 2017. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains and Losses on Derivatives
Gains and losses on derivatives were net losses of approximately $14 million for the three months ended September 30, 2017, and net gains of approximately $19 million and $93 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively. Gains and losses on derivatives were net gains of approximately $166,000 and net losses of approximately $74 million for the three months and nine months ended September 30, 2016, respectively. Gains and losses on derivatives are reported on the condensed consolidated statements of operations in “gains (losses) on oil and natural gas derivatives.”
The Company received net cash settlements of approximately $12 million and $20 million for the three months and seven months ended September 30, 2017, respectively, and paid net cash settlements of approximately $12 million for the two months ended February 28, 2017. The Company received net cash settlements of approximately $857 million for the nine months ended September 30, 2016. The Company had no cash settlements during the three months ended September 30, 2016.
Note 9 – Fair Value Measurements on a Recurring Basis
The Company accounts for its commodity derivatives at fair value (see Note 8) on a recurring basis. The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. Inputs to the pricing models include publicly available prices and forward price curves generated from a compilation of data gathered from third parties. Company management validates the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. Assumed credit risk adjustments, based on published credit ratings and public bond yield spreads, are applied to the Company’s commodity derivatives.
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	Successor
	September 30, 2017
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$27,897	$(17,095)	$10,802
Liabilities:
Commodity derivatives	$17,871	$(17,095)	$776

	Predecessor
	December 31, 2016
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$19,369	$(19,369)	$—
Liabilities:
Commodity derivatives	$113,226	$(19,369)	$93,857

(1)	Represents counterparty netting under agreements governing such derivatives.
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2016 (Predecessor)	$402,162
Liabilities added from drilling	146
Accretion expense	4,024
Settlements	(618)
Asset retirement obligations at February 28, 2017 (Predecessor)	$405,714
Fresh start adjustment (1)	(48,317)
Asset retirement obligations at February 28, 2017 (Successor)	$357,397
Liabilities added from drilling	510
Liabilities associated with assets sold	(96,349)
Accretion expense	11,233
Settlements	(5,406)
Asset retirement obligations at September 30, 2017 (Successor)	$267,385

(1)	As a result of the application of fresh start accounting, the Successor recorded its asset retirement obligations at fair value as of the Effective Date.
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
In March 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under the Predecessor Credit Facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31 million. The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order. A hearing was held on April 27, 2017, and on November 13, 2017, the Bankruptcy Court ruled that the secured lenders are not entitled to payment of post-petition default interest. The ruling is subject to appeal by Wells Fargo.
The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
During the nine months ended September 30, 2017, and the nine months ended September 30, 2016, the Company made no significant payments to settle any legal, environmental or tax proceedings. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 12 – Equity (Deficit)
Shares Issued and Outstanding
As of September 30, 2017, there were 84,667,268 shares of Class A common stock issued and outstanding. An additional 622,839 vested but not issued restricted stock units and 2,986,554 unvested restricted stock units were outstanding under the Company’s Omnibus Incentive Plan. As of September 30, 2017, the Company’s consolidated subsidiary, Holdco, had 778,898 vested Class A-2 units and 2,336,693 unvested Class A-2 units, which may be converted into shares of Class A common stock pursuant to the terms of the Limited Liability Company Operating Agreement of Holdco (the “Holdco LLC Agreement”). See Note 14 for additional information related to the restricted stock units and Class A-2 units.
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
Share Repurchase Program
On June 1, 2017, the Company’s Board of Directors announced that it had authorized the repurchase of up to $75 million of the Company’s outstanding shares of Class A common stock. On June 28, 2017, the Company’s Board of Directors announced that it had authorized an increase in the previously announced share repurchase program to up to a total of $200 million of the Company’s outstanding shares of Class A common stock. Any share repurchases are subject to restrictions in the Revolving Credit Facility. During the period from June 2017 through September 2017, the Company repurchased an aggregate of 4,607,598 shares of Class A common stock at an average price of $34.06 per share for a total cost of approximately $157 million.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

On October 4, 2017, the Company’s Board of Directors announced that it had authorized an additional increase in the previously announced share repurchase program to up to a total of $400 million of the Company’s outstanding shares of a Class A common stock. In October 2017, the Company repurchased 590,118 shares of Class A common stock at an average price of $38.09 per share for a total cost of approximately $22 million. At October 31, 2017, approximately $221 million was available for share repurchases under the program.
Dividends/Distributions
Under the Predecessor’s limited liability company agreement, unitholders were entitled to receive a distribution of available cash, which included cash on hand plus borrowings less any reserves established by the Predecessor’s Board of Directors to provide for the proper conduct of the Predecessor’s business (including reserves for future capital expenditures, acquisitions and anticipated future credit needs) or to fund distributions, if any, over the next four quarters. In October 2015, the Predecessor’s Board of Directors determined to suspend payment of the Predecessor’s distribution. The Successor is not currently paying a cash dividend; however, the Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend. Any future payment of cash dividends would be subject to the restrictions in the Revolving Credit Facility.
Note 13 – Noncontrolling Interests
Noncontrolling interests represent ownership in the net assets of the Company’s consolidated subsidiary, Holdco, not attributable to LINN Energy. On the Effective Date, Holdco granted incentive interest awards to certain members of its management in the form of Class B units (see Note 14). In accordance with the terms of the Holdco LLC Agreement, on July 31, 2017, all of the Class B units were converted to Class A-2 units of Holdco. At both September 30, 2017, and July 31, 2017 (the date of the conversion), the noncontrolling Class A-2 units represented approximately 0.88% of Holdco’s total outstanding units.
Note 14 – Share-Based Compensation
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
The Committee (as defined in the Omnibus Incentive Plan) has broad authority under the Omnibus Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of shares that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the shares or the award. As of the Effective Date, an aggregate of 6,444,381 shares of Class A common stock were reserved for issuance under the Omnibus Incentive Plan (the “Share Reserve”). Additional shares of Class A common stock may be issued in excess of the Share Reserve for the sole purpose of satisfying any conversion of Class A‑2 units of Holdco into shares of Class A common stock pursuant to the Holdco LLC Agreement, and the conversion procedures set forth therein. If any stock option or other stock-based award granted under the Omnibus Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, the number of shares of Class A common stock underlying any unexercised award shall again be available for the purpose of awards under the Omnibus Incentive Plan. If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of Class A common stock awarded under the Omnibus Incentive Plan are forfeited for any reason, the number of forfeited shares shall again be available for purposes of awards under the Omnibus Incentive Plan. Any award under the Omnibus Incentive Plan settled in cash shall not be counted against the maximum share limitation.

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
Restricted Stock Units
On the Effective Date, the Company granted to certain employees 2,478,606 restricted stock units (the “Emergence Awards”). The portion of the Share Reserve that does not constitute the Emergence Awards, plus any subsequent awards forfeited before vesting (the “Remaining Share Reserve”), will be fully granted within the 36-month period immediately following the Effective Date (with such 36-month anniversary, the “Final Allocation Date”). If a Change in Control (as defined in the Omnibus Incentive Plan) occurs before the Final Allocation Date, the Company will allocate the entire Remaining Share Reserve on a fully-vested basis to actively employed employees (pro-rata based upon each such employee’s relative awards) upon the consummation of the Change in Control. During the seven months ended September 30, 2017, the Company granted to certain employees 1,324,750 restricted stock units from the Remaining Share Reserve. The restricted stock units vest over three years.
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
Holdco Incentive Interest Plan
On the Effective Date, Holdco granted incentive interest awards to certain members of its management in the form of 3,470,051 Class B units, which are intended to qualify as “profits interests” for U.S. income tax purposes. The Class B units vested 25% on the Effective Date and the remaining amount vest ratably over the following three years. In accordance with the terms of the Holdco LLC Agreement, on July 31, 2017, all of the Class B units were converted to Class A-2 units of Holdco. The Class A-2 units will continue to vest over three years.
Accounting for Share-Based Compensation
The Company recognizes expense for share-based compensation over the requisite service period in an amount equal to the fair value of share-based awards granted. The fair value of share-based awards, excluding liability awards, is computed at the date of grant and is not remeasured. The fair value of liability awards is remeasured at each reporting date through the settlement date with the change in fair value recognized as compensation expense over that period. The Company has no outstanding liability awards as of September 30, 2017. The Company has made a policy decision to recognize compensation expense for service-based awards on a straight-line basis over the requisite service period for the entire award. Beginning in 2017, the Company accounts for forfeitures as they occur.
The Company’s restricted stock units are equity-classified on the condensed consolidated balance sheet. The Company’s incentive interest awards in the form of Class B units were liability-classified on the condensed consolidated balance sheet through July 31, 2017 (the date of the conversion to Class A-2 units) and are subsequently equity-classified. The fair value of the Company’s restricted stock units was determined based on the fair value of the Company’s shares on the date of grant and the fair value of the incentive interest awards in the form of Class B units (Class A-2 units upon conversion) was initially determined based on the estimated amount to settle the awards and the fair value of the awards at the date of the conversion became the measurement basis from that point forward.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Share-Based Compensation Expenses
A summary of share-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
(in thousands)
General and administrative expenses	$6,277	$4,832
Lease operating expenses	—	1,129
Total share-based compensation expenses	$6,277	$5,961
Income tax benefit	$3,157	$2,203

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
(in thousands)
General and administrative expenses	$25,876	$50,255	$19,238
Lease operating expenses	—	—	5,276
Total share-based compensation expenses	$25,876	$50,255	$24,514
Income tax benefit	$6,712	$5,170	$9,058
Note 15 – Earnings Per Share/Unit
Basic earnings per share/unit is computed by dividing net earnings attributable to common stockholders/unitholders by the weighted average number of shares/units outstanding during the period. Diluted earnings per share/unit is computed by adjusting the average number of shares/units outstanding for the dilutive effect, if any, of potential common shares/units.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted per share/unit computations for net income (loss):

	Successor
	Three Months Ended September 30, 2017
	Income	Shares	Per Share
	(in thousands, except per share data)

Basic:
Income from continuing operations	$50,964	87,796	$0.58
Income from discontinued operations, net of income taxes	86,099	87,796	0.98
Net income attributable to common stockholders	$137,063	87,796	$1.56

Effect of Dilutive Securities:
Dilutive effect of restricted stock units	$—	1,203
Dilutive effect of unvested Class A-2 units of Holdco	$(31)	—

Diluted:
Income from continuing operations	$50,933	88,999	$0.57
Income from discontinued operations	86,099	88,999	0.97
Net income attributable to common stockholders	$137,032	88,999	$1.54

	Predecessor
	Three Months Ended September 30, 2016
	Loss	Units	Per Unit
	(in thousands, except per unit data)

Basic and Diluted:
Loss from continuing operations	$(96,301)	352,792	$(0.27)
Loss from discontinued operations, net of income taxes	(102,064)	352,792	(0.29)
Net loss attributable to common unitholders	$(198,365)	352,792	$(0.56)

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Successor
	Seven Months Ended September 30, 2017
	Income	Shares	Per Share
	(in thousands, except per share data)

Basic:
Income from continuing operations	$267,019	88,966	$3.00
Income from discontinued operations, net of income taxes	82,845	88,966	0.93
Net income attributable to common stockholders	$349,864	88,966	$3.93

Effect of Dilutive Securities:
Dilutive effect of restricted stock units	$—	818
Dilutive effect of unvested Class A-2 units of Holdco	$(31)	—

Diluted:
Income from continuing operations	$266,988	89,784	$2.97
Income from discontinued operations	82,845	89,784	0.93
Net income attributable to common stockholders	$349,833	89,784	$3.90

	Predecessor
	Two Months Ended February 28, 2017
	Income (Loss)	Units	Per Unit
	(in thousands, except per unit data)

Basic and Diluted:
Income from continuing operations	$2,397,609	352,792	$6.80
Loss from discontinued operations, net of income taxes	(548)	352,792	(0.01)
Net income attributable to common unitholders	$2,397,061	352,792	$6.79

	Predecessor
	Nine Months Ended September 30, 2016
	Loss	Units	Per Unit
	(in thousands, except per unit data)

Basic and Diluted:
Loss from continuing operations	$(105,478)	352,606	$(0.30)
Loss from discontinued operations, net of income taxes	(1,232,141)	352,606	(3.49)
Net loss attributable to common unitholders	$(1,337,619)	352,606	$(3.79)
The diluted earnings per unit calculation excludes approximately 8,000 restricted stock units that were anti-dilutive for the seven months ended September 30, 2017, and approximately 1 million unit options and warrants that were anti-dilutive for each of the three months and nine months ended September 30, 2016. There were no anti-dilutive restricted stock units for the three

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

months ended September 30, 2017. There were no potential common units outstanding during the two months ended February 28, 2017.
Note 16 – Income Taxes
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
The effective income tax rates were approximately 11% and 37% for the three months and seven months ended September 30, 2017, respectively, and zero for the two months ended February 28, 2017. The deferred tax effects of the Company’s change to a C corporation are included in income from continuing operations for the two months ended February 28, 2017. Amounts recognized as income taxes are included in “income tax expense (benefit),” as well as discontinued operations, on the condensed consolidated statements of operations.
Note 17 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows
“Other current assets” reported on the condensed consolidated balance sheets include the following:

	Successor	Predecessor
	September 30, 2017	December 31, 2016
(in thousands)
Prepaids	$53,702	$70,116
Receivable from related party	18,262	—
Inventories	11,251	15,097
Deferred financing fees	—	16,809
Other	2,722	3,288
Other current assets	$85,937	$105,310
“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	Successor	Predecessor
	September 30, 2017	December 31, 2016
(in thousands)
Accrued compensation	$25,057	$16,443
Asset retirement obligations (current portion)	7,361	9,361
Deposits	8,153	—
Income taxes payable	56,333	—
Other	3,851	175
Other accrued liabilities	$100,755	$25,979

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
(in thousands)
Cash payments for interest, net of amounts capitalized	$15,140	$17,651	$117,794
Cash payments for income taxes	$275	$—	$4,427
Cash payments for reorganization items, net	$10,802	$21,571	$5,728

Noncash investing activities:
Accrued capital expenditures	$42,388	$22,191	$24,817
For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. At September 30, 2017, “restricted cash” on the condensed consolidated balance sheet consists of approximately $38 million that will be used to settle certain claims in accordance with the Plan (which is the remainder of approximately $80 million transferred to restricted cash in February 2017 to fund such items), approximately $8 million related to deposits and approximately $5 million for other items. At December 31, 2016, “restricted cash” on the condensed consolidated balance sheet represents amounts restricted related to utility services providers. In addition, restricted cash of approximately $8 million is included in “other noncurrent assets” on the condensed consolidated balance sheet at December 31, 2016, and represents cash deposited by the Company into a separate account designated for asset retirement obligations in accordance with contractual agreements.
At December 31, 2016, net outstanding checks of approximately $6 million were reclassified and included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet. The change in net outstanding checks is presented as cash flows from financing activities and included in “other” on the condensed consolidated statements of cash flows.
Note 18 – Related Party Transactions
Roan Resources LLC
On August 31, 2017, the Company completed the transaction in which LINN Energy and Citizen each contributed certain upstream assets located in Oklahoma to a newly formed company, Roan. In exchange for their respective contributions, LINN Energy and Citizen each received a 50% equity interest in Roan, subject to customary post-closing adjustments. See Note 4 for additional information. Also on such date, Roan entered into a Master Services Agreement (the “MSA”) with Linn Operating, LLC (“Linn Operating”), a subsidiary of LINN Energy, pursuant to which Linn Operating will provide certain operating, administrative and other services in respect of the assets contributed to Roan during a transitional period.
Under the MSA, Roan will reimburse Linn Operating for certain costs and expenses incurred by Linn Operating in connection with providing the services, and Roan will pay to Linn Operating a service fee of $1.25 million per month, prorated for partial months. The termination of the MSA will be the earliest of: (a) mutual agreement of the parties; (b) upon 30 days’ prior written notice from Roan to Linn Operating; (c) upon five days’ prior written notice from Linn Operating to Roan of a material default by Roan under the MSA, provided Linn Operating must have provided prior written notice to Roan of such material default providing Roan 10 days to cure such material default and such material default has not been cured by the end of the 10 day time period; and (d) eight months from the date of the MSA.
In addition to the service fee, for the one month ended September 30, 2017, the Company recognized marketing revenues of approximately $1 million associated with charges incurred by Roan from its properties. The Company has accounts receivable due from Roan of approximately $2 million included in “accounts receivable – trade, net” and accounts payable due to Roan of

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

approximately $1 million included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet at September 30, 2017. In addition, approximately $18 million due from Roan associated with capital spending is included in “other current assets” on the Company’s condensed consolidated balance sheet at September 30, 2017.
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
For the two months ended February 28, 2017, and the three months and the nine months ended September 30, 2016, Berry incurred management fees of approximately $6 million, $14 million and $56 million, respectively, for services provided by LOI. The Predecessor also had accounts payable due to Berry of approximately $3 million included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet at December 31, 2016. In addition, $25 million due to Berry was included in “liabilities subject to compromise” on the Predecessor’s condensed consolidated balance sheet at December 31, 2016.
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
For the three months and nine months ended September 30, 2016, LinnCo incurred total general and administrative expenses, reorganization expenses and offering costs of approximately $1.0 million and $5.2 million, respectively, including approximately $603,000 and $1.8 million, respectively, related to services provided by the LINN Energy. Of the expenses and costs incurred during the nine months ended September 30, 2016, approximately $5.1 million had been paid by LINN Energy on LinnCo’s behalf as of September 30, 2016.

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
The Company also owns a 50% equity interest in Roan Resources LLC (“Roan”), which is focused on the accelerated development of the Merge/SCOOP/STACK play in Oklahoma. The Company’s current focus is the development of the Merge/SCOOP/STACK through its equity interest in Roan, as well as through its midstream operations in the area. Additionally, the Company is pursuing emerging horizontal opportunities in the Mid-Continent and TexLa regions while continuing to add value by efficiently operating and applying new technology to a diverse set of long-life producing assets.
For the three months ended September 30, 2017, the Company’s results included the following:

•	oil, natural gas and NGL sales of approximately $206 million compared to $238 million for the three months ended September 30, 2016;

•	average daily production of approximately 586 MMcfe/d compared to 809 MMcfe/d for the three months ended September 30, 2016;

•
net income attributable to common stockholders of approximately $137 million compared to a net loss attributable to common unitholders of approximately $198 million for the three months ended September 30, 2016;

•	capital expenditures of approximately $123 million compared to $44 million for the three months ended September 30, 2016; and

•	22 wells drilled (all successful) compared to 46 wells drilled (all successful) for the three months ended September 30, 2016.
For the nine months ended September 30, 2017, the Company’s results included the following:

•
oil, natural gas and NGL sales of approximately $530 million and $189 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, compared to $618 million for the nine months ended September 30, 2016;

•
average daily production of approximately 664 MMcfe/d and 745 MMcfe/d for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, compared to 812 MMcfe/d for the nine months ended September 30, 2016;

•
net income attributable to common stockholders/unitholders of approximately $350 million and $2.4 billion for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, compared to a net loss attributable to unitholders of approximately $1.3 billion for the nine months ended September 30, 2016;

•
net cash provided by operating activities from continuing operations of approximately $192 million and net cash used in operating activities of approximately $30 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, compared to net cash provided by operating activities of approximately $851 million for the nine months ended September 30, 2016;

•
capital expenditures of approximately $237 million and $46 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, compared to $98 million for the nine months ended September 30, 2016; and

•	63 wells drilled (all successful) compared to 142 wells drilled (141 successful) for the nine months ended September 30, 2016.
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
Under the Backstop Commitment Agreement, certain Backstop Parties agreed to purchase their pro rata share of the shares that were not duly subscribed to pursuant to the offerings at the discounted per share price set forth in the Backstop Commitment Agreement by parties other than Backstop Parties. Pursuant to the Backstop Commitment Agreement, the LINN Debtors agreed to pay the Backstop Parties on the Effective Date a commitment premium equal to 4.0% of the $530 million committed amount, of which 3.0% was paid in cash and 1.0% was paid in the form of Class A common stock at the discounted per share price set forth in the Backstop Commitment Agreement.
On the Effective Date, all conditions to the rights offerings and the Backstop Commitment Agreement were met, and the LINN Debtors completed the rights offerings and the related issuances of Class A common stock.
Divestitures
Below are the Company’s completed divestitures in 2017:

•
On September 12, 2017, August 1, 2017, and July 31, 2017, the Company completed the sales of its interest in certain properties located in south Texas (the “South Texas Assets Sales”). Combined cash proceeds received from the sale of these properties were approximately $49 million, net of costs to sell of approximately $1 million, and the Company recognized a combined net gain of approximately $14 million.

•
On August 23, 2017, July 28, 2017, and May 9, 2017, the Company completed the sales of its interest in certain properties located in Texas and New Mexico (the “Permian Assets Sales”). Combined cash proceeds received from the sale of these properties were approximately $31 million and the Company recognized a combined net gain of approximately $29 million.

•
On July 31, 2017, the Company completed the sale of its interest in properties located in the San Joaquin Basin in California to Berry Petroleum Company, LLC (the “San Joaquin Basin Sale”). Cash proceeds received from the sale

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

of these properties were approximately $253 million, net of costs to sell of approximately $4 million, and the Company recognized a net gain of approximately $120 million.

•
On July 21, 2017, the Company completed the sale of its interest in properties located in the Los Angeles Basin in California to Bridge Energy LLC (the “Los Angeles Basin Sale”). Cash proceeds received from the sale of these properties were approximately $93 million, net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $2 million. The Company will receive an additional $7 million contingent payment if certain operational requirements are satisfied within one year.

•
On June 30, 2017, the Company completed the sale of its interest in properties located in the Salt Creek Field in Wyoming to Denbury Resources Inc. (the “Salt Creek Assets Sale”). Cash proceeds received from the sale of these properties were approximately $75 million, net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $33 million.

•
On May 31, 2017, the Company completed the sale of its interest in properties located in western Wyoming to Jonah Energy LLC (the “Jonah Assets Sale”). Cash proceeds received from the sale of these properties were approximately $560 million, net of costs to sell of approximately $6 million, and the Company recognized a net gain of approximately $272 million.

As a result of the Company’s strategic exit from California (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale), the Company classified the assets and liabilities, results of operations and cash flows of its California properties as discontinued operations on its condensed consolidated financial statements.
Divestitures – Pending
On October 20, 2017, the Company, through certain of its subsidiaries, entered into a definitive purchase and sale agreement to sell its interest in properties located in the Williston Basin for a contract price of $285 million, subject to closing adjustments.
On October 3, 2017, the Company, through certain of its subsidiaries, entered into a definitive purchase and sale agreement to sell its interest in properties located in Wyoming for a contract price of $200 million, subject to closing adjustments.
Proceeds from these sales are expected to be added as additional cash on the Company’s balance sheet to be used for funding of the Company’s announced share repurchase program and other general corporate purposes. The sales are anticipated to close on November 30, 2017, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
The Company continues to market the previously announced non-core assets located in the Permian Basin and south Texas.
Roan Contribution
On August 31, 2017, the Company, through certain of its subsidiaries, completed the transaction in which LINN Energy and Citizen Energy II, LLC (“Citizen”) each contributed certain upstream assets located in Oklahoma to a newly formed company, Roan (the contribution, the “Roan Contribution”), focused on the accelerated development of the Merge/SCOOP/STACK play. In exchange for their respective contributions, LINN Energy and Citizen each received a 50% equity interest in Roan, subject to customary post-closing adjustments. As of August 31, 2017, the date of the Roan Contribution, the Company recognized its equity investment at a carryover basis of approximately $452 million.
Construction of Cryogenic Plant
In July 2017 the Company renamed its subsidiary LINN Midstream, LLC to Blue Mountain Midstream LLC (“Blue Mountain”) and entered into a definitive agreement with BCCK Engineering, Inc. (“BCCK”) to construct the Chisholm Trail Cryogenic Gas Plant. Blue Mountain’s assets include the Chisholm Trail midstream business (“Chisholm Trail”) located in Oklahoma. Chisholm Trail is located in the Merge/SCOOP/STACK play in the Mid-Continent region and has approximately 30 miles of existing natural gas gathering pipeline and approximately 60 MMcf/d of current refrigeration capacity. Infrastructure expansions are underway to add 35 miles of low pressure gathering, increase compression throughput and

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
2017 Oil and Natural Gas Capital Budget
For 2017, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $360 million, including approximately $245 million related to its oil and natural gas capital program and approximately $107 million related to its plant and pipeline capital. This estimate is under continuous review and subject to ongoing adjustments.
Financing Activities
Revolving Credit Facility
On August 4, 2017, the Company entered into a credit agreement with Holdco II, as borrower, Royal Bank of Canada, as administrative agent, and the lenders and agents party thereto, providing for a new senior secured reserve-based revolving loan facility (the “Revolving Credit Facility”) with $500 million in borrowing commitments and an initial borrowing base of $500 million.
As of September 30, 2017, there were no borrowings outstanding under the Revolving Credit Facility and there was approximately $455 million of available borrowing capacity (which includes a $45 million reduction for outstanding letters of credit). The maturity date is August 4, 2020.
Redetermination of the borrowing base under the Revolving Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October, with the first scheduled borrowing base redetermination to occur on March 15, 2018. At the Company’s election, interest on borrowings under the Revolving Credit Facility is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.50% to 3.50% per annum or the alternate base rate (“ABR”) plus an applicable margin ranging from 1.50% to 2.50% per annum, depending on utilization of the borrowing base. Interest is generally payable in arrears quarterly for loans bearing interest based at the ABR and at the end of the applicable interest period for loans bearing interest at the LIBOR, or if such interest period is longer than three months, at the end of the three month intervals during such interest period. The Company is required to pay a commitment fee to the lenders under the Revolving Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the available revolving loan commitments of the lenders.
The obligations under the Revolving Credit Facility are secured by mortgages covering approximately 85% of the total value of the proved reserves of the oil and natural gas properties of the Company and certain of its subsidiaries, along with liens on substantially all personal property of the Company and certain of its subsidiaries, and are guaranteed by the Company, Holdco and certain of Holdco II’s subsidiaries, subject to customary exceptions. Under the Revolving Credit Facility, the Company is required to maintain (i) a maximum total net debt to last twelve months EBITDA ratio of 4.0 to 1.0, and (ii) a minimum adjusted current ratio of 1.0 to 1.0.
The Revolving Credit Facility also contains affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports and budgets, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens and indebtedness, mergers, consolidations and sales of assets, paying dividends or other distributions in respect of, or repurchasing or redeeming, the Company’s capital stock, making certain investments and transactions with affiliates.
The Revolving Credit Facility contains events of default and remedies customary for credit facilities of this nature. Failure to comply with the financial and other covenants in the Revolving Credit Facility would allow the lenders, subject to customary cure rights, to require immediate payment of all amounts outstanding under the Revolving Credit Facility.
In September 2017, the Company entered into an amendment to the Revolving Credit Facility to provide for, among other things, an increase in the size of the letter of credit subfacility from $25 million to $50 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Share Repurchase Program
On June 1, 2017, the Company’s Board of Directors announced that it had authorized the repurchase of up to $75 million of the Company’s outstanding shares of Class A common stock. On June 28, 2017, the Company’s Board of Directors announced that it had authorized an increase in the previously announced share repurchase program to up to a total of $200 million of the Company’s outstanding shares of Class A common stock. Any share repurchases are subject to restrictions in the Revolving Credit Facility. During the period from June 2017 through September 2017, the Company repurchased an aggregate of 4,607,598 shares of Class A common stock at an average price of $34.06 per share for a total cost of approximately $157 million.
On October 4, 2017, the Company’s Board of Directors announced that it had authorized an additional increase in the previously announced share repurchase program to up to a total of $400 million of the Company’s outstanding shares of a Class A common stock. In October 2017, the Company repurchased 590,118 shares of Class A common stock at an average price of $38.09 per share for a total cost of approximately $22 million. At October 31, 2017, approximately $221 million was available for share repurchases under the program.
Listing on the OTCQB Market
On the Effective Date, the Predecessor’s units were canceled and ceased to trade on the OTC Markets Group Inc.’s Pink marketplace. In April 2017, the Successor’s Class A common stock was approved for trading on the OTCQB market under the symbol “LNGG.”
Commodity Derivatives
In October 2017, the Company entered into commodity derivative contracts consisting of natural gas swaps for January 2018 through December 2018. Including these new hedges, as of October 31, 2017, the Company had natural gas swaps of approximately 69,715 MMMBtu at an average price of approximately $3.02 per MMBtu for 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Variance
(in thousands)
Revenues and other:
Natural gas sales	$92,470	$121,842	$(29,372)
Oil sales	74,384	82,244	(7,860)
NGL sales	39,464	33,900	5,564
Total oil, natural gas and NGL sales	206,318	237,986	(31,668)
Gains (losses) on oil and natural gas derivatives	(14,497)	166	(14,663)
Marketing and other revenues (1)	44,861	28,823	16,038
	236,682	266,975	(30,293)
Expenses:
Lease operating expenses	61,272	67,234	(5,962)
Transportation expenses	34,541	40,986	(6,445)
Marketing expenses	34,099	6,933	27,166
General and administrative expenses (2)	30,035	48,471	(18,436)
Exploration costs	171	4	167
Depreciation, depletion and amortization	29,657	87,413	(57,756)
Impairment of long-lived assets	—	41,728	(41,728)
Taxes, other than income taxes	12,368	18,003	(5,635)
(Gains) losses on sale of assets and other, net	(26,977)	2,532	(29,509)
	175,166	313,304	(138,138)
Other income and (expenses)	(1,885)	(25,261)	23,376
Reorganization items, net	(2,605)	(28,361)	25,756
Income (loss) from continuing operations before income taxes	57,026	(99,951)	156,977
Income tax expense (benefit)	5,996	(3,650)	9,646
Income (loss) from continuing operations	51,030	(96,301)	147,331
Income (loss) from discontinued operations, net of income taxes	86,099	(102,064)	188,163
Net income (loss)	137,129	(198,365)	335,494
Net income attributable to noncontrolling interests	66	—	66
Net income (loss) attributable to common stockholders/unitholders	$137,063	$(198,365)	$335,428

(1)
Marketing and other revenues for the three months ended September 30, 2016, include approximately $14 million of management fee revenues recognized by the Company from Berry. Management fee revenues are included in “other revenues” on the condensed consolidated statement of operations.

(2)
General and administrative expenses for the three months ended September 30, 2017, and September 30, 2016, include approximately $6 million and $5 million, respectively, of noncash share-based compensation expenses. In addition, general and administrative expenses for the three months ended September 30, 2016, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from Bankruptcy as stand-alone, unaffiliated entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Variance
Average daily production:
Natural gas (MMcf/d)	368	518	(29)%
Oil (MBbls/d)	17.7	22.0	(20)%
NGL (MBbls/d)	18.5	26.6	(30)%
Total (MMcfe/d)	586	809	(28)%

Average daily production – Equity method investments: (1)
Total (MMcfe/d)	23	—

Weighted average prices: (2)
Natural gas (Mcf)	$2.73	$2.56	7%
Oil (Bbl)	$45.58	$40.60	12%
NGL (Bbl)	$23.18	$13.87	67%

Average NYMEX prices:
Natural gas (MMBtu)	$3.00	$2.81	7%
Oil (Bbl)	$48.20	$44.94	7%

Costs per Mcfe of production:
Lease operating expenses	$1.14	$0.90	27%
Transportation expenses	$0.64	$0.55	16%
General and administrative expenses (3)	$0.56	$0.65	(14)%
Depreciation, depletion and amortization	$0.55	$1.17	(53)%
Taxes, other than income taxes	$0.23	$0.24	(4)%

Average daily production – discontinued operations: (4)
Total (MMcfe/d)	8	265

(1)	Represents the Company’s 50% equity interest in Roan. Production of Roan for 2017 is for the period from September 1, 2017 through September 30, 2017.

(2)	Does not include the effect of gains (losses) on derivatives.

(3)
General and administrative expenses for the three months ended September 30, 2017, and September 30, 2016, include approximately $6 million and $5 million, respectively, of noncash share-based compensation expenses. In addition, general and administrative expenses for the three months ended September 30, 2016, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from Bankruptcy as stand-alone, unaffiliated entities.

(4)	Production of discontinued operations for 2017 is for the period from July 1, 2017 through July 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $32 million or 13% to approximately $206 million for the three months ended September 30, 2017, from approximately $238 million for the three months ended September 30, 2016, due to lower production volumes partially offset by higher commodity prices. Higher NGL, oil and natural gas prices resulted in an increase in revenues of approximately $16 million, $8 million and $5 million, respectively.
Average daily production volumes decreased to approximately 586 MMcfe/d for the three months ended September 30, 2017, from 809 MMcfe/d for the three months ended September 30, 2016. Lower natural gas, oil and NGL production volumes resulted in a decrease in revenues of approximately $35 million, $16 million and $10 million, respectively.
The following table sets forth average daily production by region:

	Successor		Predecessor
	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016	Variance
Average daily production (MMcfe/d):
Rockies	160		343	(183)	(54)%
Hugoton Basin	171		178	(7)	(4)%
Mid-Continent	91		102	(11)	(11)%
TexLa	81		73	8	12%
Permian Basin	43		54	(11)	(19)%
Michigan/Illinois	29		30	(1)	(6)%
South Texas	11		29	(18)	(62)%
	586		809	(223)	(28)%
Equity method investments	23	—	—
The increase in average daily production volumes in the TexLa region primarily reflects increased development capital spending in the region. The decrease in average daily production volumes in the Mid-Continent region primarily reflects lower production volumes as a result of the Roan Contribution on August 31, 2017, partially offset by increased development capital spending in the region. The decreases in average daily production volumes in the Rockies, Permian Basin and South Texas regions primarily reflect lower production volumes as a result of divestitures completed during 2017. See Note 4 for additional information of divestitures. In addition, the decreases in average daily production volumes in these and the remaining regions reflect lower production volumes as a result of reduced development capital spending, as well as marginal well shut-ins, driven by continued low commodity prices. Equity method investments represents the Company’s 50% equity interest in Roan. Production of Roan for 2017 is for the period from September 1, 2017 through September 30, 2017.
Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives were approximately $14 million for the three months ended September 30, 2017, compared to gains of approximately $166,000 for the three months ended September 30, 2016, representing a variance of approximately $15 million. Gains and losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Note 8 and Note 9 for additional details about the Company’s commodity derivatives. For information about the Company’s credit risk related to derivative contracts, see “Counterparty Credit Risk” under “Liquidity and Capital Resources” below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Other revenues primarily include management fee revenues recognized by the Company from Berry (in the Predecessor period) and helium sales revenue. Marketing and other revenues increased by approximately $16 million or 56% to approximately $45 million for the three months ended September 30, 2017, from approximately $29 million for the three months ended September 30, 2016. The increase was primarily due to higher revenues generated by the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms, and higher helium sales revenue in the Hugoton Basin, partially offset by the management fee revenues from Berry included in the Predecessor period.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $6 million or 9% to approximately $61 million for the three months ended September 30, 2017, from approximately $67 million for the three months ended September 30, 2016. The decrease was primarily due to reduced labor costs for field operations as a result of cost savings initiatives and the divestitures completed in 2017. Lease operating expenses per Mcfe increased to $1.14 per Mcfe for the three months ended September 30, 2017, from $0.90 per Mcfe for the three months ended September 30, 2016.
Transportation Expenses
Transportation expenses decreased by approximately $6 million or 16% to approximately $35 million for the three months ended September 30, 2017, from approximately $41 million for the three months ended September 30, 2016. The decrease was primarily due to reduced costs as a result of lower production volumes and as a result of the divestitures completed in 2017. Transportation expenses per Mcfe increased to $0.64 per Mcfe for the three months ended September 30, 2017, from $0.55 per Mcfe for the three months ended September 30, 2016, primarily due to lower unit rates on the properties sold in 2017.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses increased by approximately $27 million or 392% to approximately $34 million for the three months ended September 30, 2017, from approximately $7 million for the three months ended September 30, 2016. The increase was primarily due to higher expenses associated with the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. In addition, general and administrative expenses in the Predecessor period includes expenses incurred by LINN Energy associated with the operations of Berry. General and administrative expenses decreased by approximately $18 million or 38% to approximately $30 million for the three months ended September 30, 2017, from approximately $48 million for the three months ended September 30, 2016. The decrease was primarily due to lower salaries and benefits related expenses, the costs associated with the operations of Berry in the Predecessor period and lower various other administrative expenses including insurance and rent, partially offset by higher noncash share-based compensation expenses and higher professional services expenses. General and administrative expenses per Mcfe also decreased to $0.56 per Mcfe for the three months ended September 30, 2017, from $0.65 per Mcfe for the three months ended September 30, 2016.
For the professional services expenses related to the Chapter 11 proceedings that were incurred since the Petition Date, see “Reorganization Items, Net.”
Exploration Costs
Exploration costs increased by approximately $167,000 to approximately $171,000 for the three months ended September 30, 2017, from approximately $4,000 for the three months ended September 30, 2016. The increase was primarily due to higher seismic data expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $57 million or 66% to approximately $30 million for the three months ended September 30, 2017, from approximately $87 million for the three months ended September 30, 2016. The decrease was primarily due to lower rates as a result of the application of fresh start accounting, as well as lower total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $0.55 per Mcfe for the three months ended September 30, 2017, from $1.17 per Mcfe for the three months ended September 30, 2016.
Impairment of Long-Lived Assets
The Company recorded no impairment charges for the three months ended September 30, 2017. During the three months ended September 30, 2016, the Company recorded an impairment charge of approximately $42 million associated with proved oil and natural gas properties in the Mid-Continent and Rockies regions due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves.
Taxes, Other Than Income Taxes

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Variance
(in thousands)
Severance taxes	$7,610	$10,871	$(3,261)
Ad valorem taxes	4,983	7,120	(2,137)
Other	(225)	12	(237)
	$12,368	$18,003	$(5,635)
Taxes, other than income taxes decreased by approximately $6 million or 31% for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes partially offset by higher commodity prices. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2017 and lower estimated valuations on certain of the Company’s properties.
(Gains) Losses on Sale of Assets and Other, Net
During the three months ended September 30, 2017, the Company recorded the following amounts related to divestitures (see Note 4):

•	Advisory fees of approximately $17 million associated with the Roan Contribution;

•	Net gain of approximately $25 million on the Permian Assets Sales; and

•	Net gain of approximately $14 million, including costs to sell of approximately $1 million, on the South Texas Assets Sales.
Other Income and (Expenses)

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Variance
(in thousands)
Interest expense, net of amounts capitalized	$(223)	$(25,283)	$25,060
Earnings from equity method investments	2,575	222	2,353
Other, net	(4,237)	(200)	(4,037)
	$(1,885)	$(25,261)	$23,376

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other income and (expenses) decreased by approximately $23 million or 93% for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Interest expense decreased due to lower outstanding debt during the period. For the three months ended September 2016, contractual interest, which was not recorded, on the senior notes was approximately $56 million. See “Debt” under “Liquidity and Capital Resources” below for additional details.
The Second Lien Notes were accounted for as a troubled debt restructuring which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. For the three months ended September 30, 2016, contractual interest, which was not recorded, on the Second Lien Notes was approximately $30 million.
Equity method investments primarily include the Company’s 50% equity interest in Roan. The Company’s equity earnings consists of its share of Roan’s earnings and the amortization of the difference between the Company’s investment in Roan and Roan’s underlying net assets attributable to certain assets. See Note 4 for additional information.
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

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
(in thousands)
Legal and other professional advisory fees	$(2,549)	$(16,714)
Terminated contracts	—	(13,123)
Other	(56)	1,476
Reorganization items, net	$(2,605)	$(28,361)
Income Tax Expense (Benefit)
Effective February 28, 2017, upon the consummation of the Plan, the Successor became a C corporation. Prior to the consummation of the Plan, the Predecessor was a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits were passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Predecessor’s subsidiaries were C corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $6 million and an income tax benefit of approximately $4 million for the three months ended September 30, 2017, and September 30, 2016, respectively.
Income (loss) from Discontinued Operations, Net of Income Taxes
As a result of the Company’s strategic exit from California (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale) and the deconsolidation of Berry, the Company has classified the results of operations of its California properties and Berry as discontinued operations. Income from discontinued operations, net of income taxes was approximately $86 million for the three months ended September 30, 2017, compared to loss from discontinued operations, net of income taxes of approximately $l02 million for the three months ended and September 30, 2016. See Note 4 for additional information.
Net Income (Loss) Attributable to Common Stockholders/Unitholders
Net income attributable to common stockholders/unitholders increased by approximately $335 million to approximately $137 million for the three months ended September 30, 2017, from a net loss of approximately $198 million for the three months ended September 30, 2016. The increase was primarily due to lower expenses, including interest, and gains on the divestitures completed in 2017, partially offset by lower production revenues, losses compared to gains on commodity derivatives and income tax expense compared to income tax benefit. See discussion above for explanations of variances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
The following table reflects the Company’s results of operations for each of the Successor and Predecessor periods presented:

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
(in thousands)
Revenues and other:
Natural gas sales	$241,021	$99,561	$300,585
Oil sales	193,859	58,560	228,766
NGL sales	94,930	30,764	88,923
Total oil, natural gas and NGL sales	529,810	188,885	618,274
Gains (losses) on oil and natural gas derivatives	19,258	92,691	(74,175)
Marketing and other revenues (1)	68,741	16,551	98,382
	617,809	298,127	642,481
Expenses:
Lease operating expenses	156,959	49,665	220,847
Transportation expenses	85,652	25,972	124,609
Marketing expenses	43,614	4,820	21,493
General and administrative expenses (2)	74,904	71,745	184,360
Exploration costs	1,037	93	2,745
Depreciation, depletion and amortization	101,558	47,155	262,880
Impairment of long-lived assets	—	—	165,044
Taxes, other than income taxes	37,316	14,877	53,544
(Gains) losses on sale of assets and other, net	(333,371)	829	6,607
	167,669	215,156	1,042,129
Other income and (expenses)	(15,057)	(16,717)	(160,323)
Reorganization items, net	(8,547)	2,331,189	457,437
Income (loss) from continuing operations before income taxes	426,536	2,397,443	(102,534)
Income tax expense (benefit)	159,451	(166)	2,944
Income (loss) from continuing operations	267,085	2,397,609	(105,478)
Income (loss) from discontinued operations, net of income taxes	82,845	(548)	(1,232,141)
Net income (loss)	349,930	2,397,061	(1,337,619)
Net income attributable to noncontrolling interests	66	—	—
Net income (loss) attributable to common stockholders/unitholders	$349,864	$2,397,061	$(1,337,619)

(1)
Marketing and other revenues for the two months ended February 28, 2017, and the nine months ended September 30, 2016, include approximately $6 million and $56 million, respectively, of management fee revenues recognized by the Company from Berry. Management fee revenues are included in “other revenues” on the condensed consolidated statements of operations.

(2)
General and administrative expenses for the seven months ended September 30, 2017, the two months ended February 28, 2017, and the nine months ended September 30, 2016, include approximately $26 million, $50 million and $19 million, respectively, of noncash share-based compensation expenses. In addition, general and administrative expenses for the two months ended February 28, 2017, and the nine months ended September 30, 2016, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
Average daily production:
Natural gas (MMcf/d)	414	495	521
Oil (MBbls/d)	19.8	20.2	22.6
NGL (MBbls/d)	21.8	21.4	25.8
Total (MMcfe/d)	664	745	812

Average daily production – Equity method investments: (1)
Total (MMcfe/d)	10	—	—

Weighted average prices: (2)
Natural gas (Mcf)	$2.72	$3.41	$2.10
Oil (Bbl)	$45.71	$49.16	$36.96
NGL (Bbl)	$20.32	$24.37	$12.57

Average NYMEX prices:
Natural gas (MMBtu)	$3.03	$3.66	$2.29
Oil (Bbl)	$48.45	$53.04	$41.33

Costs per Mcfe of production:
Lease operating expenses	$1.11	$1.13	$0.99
Transportation expenses	$0.60	$0.59	$0.56
General and administrative expenses (3)	$0.53	$1.63	$0.83
Depreciation, depletion and amortization	$0.72	$1.07	$1.18
Taxes, other than income taxes	$0.26	$0.34	$0.24

Average daily production – discontinued operations: (4)
Total (MMcfe/d)	20	30	277

(1)	Represents the Company’s 50% equity interest in Roan. Production of Roan for 2017 is for the period from September 1, 2017 through September 30, 2017.

(2)	Does not include the effect of gains (losses) on derivatives.

(3)
General and administrative expenses for the seven months ended September 30, 2017, the two months ended February 28, 2017, and the nine months ended September 30, 2016, include approximately $26 million, $50 million and $19 million, respectively, of noncash share-based compensation expenses. In addition, general and administrative expenses for the two months ended February 28, 2017, and the nine months ended September 30, 2016, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

(4)	Production of discontinued operations for 2017 is for the period from January 1, 2017 through July 31, 2017.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $101 million or 16% to approximately $530 million and $189 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, from approximately $618 million for the nine months ended September 30, 2016, due to higher commodity prices partially offset by lower production volumes. Higher natural gas, oil and NGL prices resulted in an increase in revenues of approximately $93 million, $52 million and $51 million, respectively.
Average daily production volumes decreased to approximately 664 MMcfe/d and 745 MMcfe/d for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, from approximately 812 MMcfe/d for the nine months ended September 30, 2016. Lower natural gas, oil and NGL production volumes resulted in a decrease in revenues of approximately $53 million, $28 million and $14 million, respectively.
The following table sets forth average daily production by region:

	Successor		Predecessor
	Seven Months Ended September 30, 2017		Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
Average daily production (MMcfe/d):
Rockies	213		294	339
Hugoton Basin	168		159	183
Mid-Continent	111		109	100
TexLa	79		80	72
Permian Basin	45		49	58
Michigan/Illinois	29		29	31
South Texas	19		25	29
	664		745	812
Equity method investments	10	—	—	—
The increase from 2016 in average daily production volumes in the TexLa region primarily reflects increased development capital spending in the region. The increase in average daily production volumes in the Mid-Continent region primarily reflects increased development capital spending in the region, partially offset by lower production volumes as a result of the Roan Contribution on August 31, 2017. The decreases in average daily production volumes in the Rockies, Permian Basin and South Texas regions primarily reflect lower production volumes as a result of divestitures completed during 2017. See Note 4 for additional information of divestitures. In addition, the decreases in average daily production volumes in these and the remaining regions reflect lower production volumes as a result of reduced development capital spending, as well as marginal well shut-ins, driven by continued low commodity prices. Equity method investments represents the Company’s 50% equity interest in Roan. Production of Roan for 2017 is for the period from September 1, 2017 through September 30, 2017.
Gains (Losses) on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $19 million and $93 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, compared to losses on oil and natural gas derivatives of approximately $74 million for the nine months ended September 30, 2016, representing a variance of approximately $186 million. Gains and losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company determines the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Note 8 and Note 9 for additional details about the Company’s commodity derivatives. For information about the Company’s credit risk related to derivative contracts, see “Counterparty Credit Risk” under “Liquidity and Capital Resources” below.
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Other revenues primarily include management fee revenues recognized by the Company from Berry (in the Predecessor periods) and helium sales revenue. Marketing and other revenues decreased by approximately $12 million or 13% to approximately $69 million and $17 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, from approximately $98 million for the nine months ended September 30, 2016. The decrease was primarily due to the management fee revenues from Berry included in the Predecessor periods, partially offset by higher revenues generated by the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms, and higher helium sales revenue in the Hugoton Basin.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $14 million or 6% to approximately $157 million and $50 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, from approximately $221 million for the nine months ended September 30, 2016. The decrease was primarily due to reduced labor costs for field operations as a result of cost savings initiatives and the divestitures completed in 2017. Lease operating expenses per Mcfe increased to $1.11 per Mcfe and $1.13 per Mcfe for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, compared to $0.99 per Mcfe for the nine months ended September 30, 2016.
Transportation Expenses
Transportation expenses decreased by approximately $13 million or 10% to approximately $86 million and $26 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, from approximately $125 million for the nine months ended September 30, 2016. The decrease was primarily due to reduced costs as a result of lower production volumes and as a result of the divestitures completed in 2017. Transportation expenses per Mcfe increased to $0.60 per Mcfe and $0.59 per Mcfe for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, compared to $0.56 per Mcfe for the nine months ended September 30, 2016, primarily due to lower unit rates on the properties sold in 2017.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses increased by approximately $28 million or 125% to approximately $44 million and $5 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, compared to approximately $21 million for the nine months ended September 30, 2016. The increase was primarily due to higher expenses associated with the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. In addition, general and administrative expenses in the Predecessor periods include expenses incurred by LINN Energy associated with the operations of Berry. General and administrative expenses decreased by approximately $37 million or 20% to approximately $75 million and $72 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, from approximately $184 million for the nine months ended September 30, 2016. The decrease was primarily due to lower salaries and benefits related expenses, the costs associated with the operations of Berry in the Predecessor periods, lower various other administrative expenses including insurance and rent, and lower professional services expenses, partially offset by higher noncash share-based compensation expenses principally driven by the immediate vesting of certain awards on the Effective

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Date. General and administrative expenses per Mcfe were $0.53 per Mcfe and $1.63 per Mcfe for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, compared to $0.83 per Mcfe for the nine months ended September 30, 2016.
For professional services expenses related to the Chapter 11 proceedings that were incurred since the Petition Date, see “Reorganization Items, Net.”
Exploration Costs
Exploration costs decreased by approximately $2 million to approximately $1 million and $93,000 for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, from approximately $3 million for the nine months ended September 30, 2016. The decrease was primarily due to lower seismic data expenses.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $114 million or 43% to approximately $102 million and $47 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, from approximately $263 million for the nine months ended September 30, 2016. The decrease was primarily due to lower rates as a result of the application of fresh start accounting and impairments recorded in the first quarter of 2016, as well as lower total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $0.72 per Mcfe and $1.07 per Mcfe for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, from $1.18 per Mcfe for the nine months ended September 30, 2016.
Impairment of Long-Lived Assets
The Company recorded no impairment charges for the seven months ended September 30, 2017, or the two months ended February 28, 2017. During the nine months ended September 30, 2016, the Company recorded an impairment charge of approximately $165 million associated with proved oil and natural gas properties in the Mid-Continent and Rockies regions due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves.
Taxes, Other Than Income Taxes

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
(in thousands)
Severance taxes	$22,142	$9,107	$28,028
Ad valorem taxes	15,084	5,744	24,501
Other	90	26	1,015
	$37,316	$14,877	$53,544
Severance taxes, which are a function of revenues generated from production, increased primarily due to higher commodity prices partially offset by lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2017 and lower estimated valuations on certain of the Company’s properties.
(Gains) Losses on Sale of Assets and Other, Net
During the seven months ended September 30, 2017, the Company recorded the following amounts related to divestitures (see Note 4):

•	Advisory fees of approximately $17 million associated with the Roan Contribution;

•	Net gain of approximately $29 million on the Permian Assets Sales;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	Net gain of approximately $14 million, including costs to sell of approximately $1 million, on the South Texas Assets Sales;

•	Net gain of approximately $33 million, including costs to sell of approximately $1 million, on the Salt Creek Assets Sale; and

•	Net gain of approximately $272 million, including costs to sell of approximately $6 million, on the Jonah Assets Sale.
Other Income and (Expenses)

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
(in thousands)
Interest expense, net of amounts capitalized	$(11,974)	$(16,725)	$(159,476)
Earnings from equity method investments	2,705	157	511
Other, net	(5,788)	(149)	(1,358)
	$(15,057)	$(16,717)	$(160,323)
Interest expense decreased primarily due to the Company’s discontinuation of interest expense recognition on the senior notes for the two months ended February 28, 2017, as a result of the Chapter 11 proceedings, lower outstanding debt and lower amortization of discounts and financing fees. For the two months ended February 28, 2017, and the period from May 12, 2016 through September 30, 2016, contractual interest, which was not recorded, on the senior notes was approximately $37 million and $86 million, respectively. See “Debt” under “Liquidity and Capital Resources” below for additional details.
The Second Lien Notes were accounted for as a troubled debt restructuring which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. For the two months ended February 28, 2017, and the period from May 12, 2016 through September 30, 2016, unrecorded contractual interest on the Second Lien Notes was approximately $20 million and $46 million, respectively.
Equity method investments primarily include the Company’s 50% equity interest in Roan. The Company’s equity earnings consists of its share of Roan’s earnings and the amortization of the difference between the Company’s investment in Roan and Roan’s underlying net assets attributable to certain assets. See Note 4 for additional information.

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

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
(in thousands)
Gain on settlement of liabilities subject to compromise	$—	$3,724,750	$—
Recognition of an additional claim for the Predecessor’s Second Lien Notes settlement	—	(1,000,000)	—
Fresh start valuation adjustments	—	(591,525)	—
Income tax benefit related to implementation of the Plan	—	264,889	—
Legal and other professional advisory fees	(8,565)	(46,961)	(30,165)
Unamortized deferred financing fees, discounts and premiums	—	—	(52,045)
Gain related to interest payable on Predecessor’s Second Lien Notes	—	—	551,000
Terminated contracts	—	(6,915)	(13,123)
Other	18	(13,049)	1,770
Reorganization items, net	$(8,547)	$2,331,189	$457,437
Income Tax Expense (Benefit)
Effective February 28, 2017, upon the consummation of the Plan, the Successor became a C corporation. Prior to the consummation of the Plan, the Predecessor was a limited liability company treated as a partnership for federal and state income tax purposes, with the exception of the state of Texas, in which income tax liabilities and/or benefits were passed through to its unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Predecessor’s subsidiaries were C corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $159 million and an income tax benefit of approximately $166,000 for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, compared to income tax expense of approximately $3 million for the nine months ended September 30, 2016.
Income (loss) from Discontinued Operations, Net of Income Taxes
As a result of the Company’s strategic exit from California (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale) and the deconsolidation of Berry, the Company has classified the results of operations of its California properties and Berry as discontinued operations. Income from discontinued operations, net of income taxes was approximately $83 million for the seven months ended September 30, 2017, compared to loss from discontinued operations, net of income taxes of approximately $548,000 and $1.2 billion for the two months ended February 28, 2017, and the nine months ended September 30, 2016, respectively. See Note 4 for additional information.
Net Income (Loss) Attributable to Common Stockholders/Unitholders
Net income attributable to common stockholders/unitholders increased by approximately $4.1 billion to net income of approximately $350 million and $2.4 billion for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, from a net loss of approximately $1.3 billion for the nine months ended September 30, 2016. The increase was primarily due to higher gains included in reorganization items, income compared to losses from discontinued

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

operations, gains on the divestitures completed in 2017, gains compared to losses on commodity derivatives, lower impairment charges, lower expenses and higher production revenues. See discussion above for explanations of variances.
Liquidity and Capital Resources
Since its emergence from Chapter 11 bankruptcy in February 2017, the Company’s sources of cash have primarily consisted of proceeds from its 2017 oil and natural gas properties divestitures and net cash provided by operating activities. As a result of divesting certain oil and natural gas properties, the Company received over $1 billion in cash proceeds and repaid all of its outstanding debt as of July 31, 2017. The Company has also used its cash to fund capital expenditures, principally for the development of its oil and natural gas properties, and plant and pipeline construction, as well as repurchases of its Class A common stock. The Company expects to fund the remaining 2017 capital program and any share repurchases with excess cash from its pending divestitures and net cash provided by operating activities.
Prior to its emergence from bankruptcy, the Company utilized funds from debt and equity offerings, borrowings under its credit facilities and net cash provided by operating activities for liquidity and capital resources, and the primary use was for the development of oil and natural gas properties, as well as for acquisitions.
See below for details regarding capital expenditures for the periods presented:

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
(in thousands)
Oil and natural gas	$168,446	$39,409	$66,066
Plant and pipeline	63,923	4,990	25,188
Other	5,015	1,243	6,259
Capital expenditures, excluding acquisitions	$237,384	$45,642	$97,513
Capital expenditures, excluding acquisitions – discontinued operations	$2,007	$436	$17,282
The increase in capital expenditures was primarily due to oil and natural gas development activities in the Merge/SCOOP/STACK and plant and pipeline construction activities associated with the Chisholm Trail Cryogenic Gas Plant. For 2017, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $360 million, including approximately $245 million related to its oil and natural gas capital program and approximately $107 million related to its plant and pipeline capital. This estimate is under continuous review and subject to ongoing adjustments.
Statements of Cash Flows
The following provides a comparative cash flow summary:

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
(in thousands)
Net cash:
Provided by (used in) operating activities	$194,605	$(20,814)	$885,192
Provided by (used in) investing activities	851,583	(58,756)	(129,063)
Provided by (used in) financing activities	(1,068,501)	(560,932)	42,210
Net increase (decrease) in cash and cash equivalents	$(22,313)	$(640,502)	$798,339

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating Activities
Cash provided by operating activities was approximately $195 million and cash used in operating activities was approximately $21 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, compared to cash provided by operating activities of approximately $885 million for the nine months ended September 30, 2016. The decrease was primarily due to lower cash settlements on derivatives partially offset by higher production related revenues principally due to higher commodity prices. In addition, in February 2017, restricted cash increased by approximately $80 million in order to fund the settlement of certain claims and pay certain professional fees in accordance with the Plan.
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
(in thousands)
Cash flow from investing activities:
Capital expenditures	$(197,294)	$(58,006)	$(144,875)
Proceeds from sale of properties and equipment and other	703,234	(166)	(3,321)
Net cash provided by (used in) investing activities – continuing operations	505,940	(58,172)	(148,196)
Net cash provided by (used in) investing activities – discontinued operations	345,643	(584)	19,133
Net cash provided by (used in) investing activities	$851,583	$(58,756)	$(129,063)
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures increased primarily due to higher spending on development activities in the Company’s Mid-Continent, Rockies and TexLa regions. The Company made no acquisitions of properties during the nine months ended September 30, 2017, or September 30, 2016. The Company has classified the cash flows of its California properties and Berry as discontinued operations.
Proceeds from sale of properties and equipment and other for the seven months ended September 30, 2017, include cash proceeds received of approximately $50 million from the South Texas Assets Sales, approximately $31 million from the Permian Basin Assets Sales, approximately $76 million from the Salt Creek Assets Sale and approximately $561 million from the Jonah Assets Sale. An additional $8 million received from the 2017 divestitures remains in escrow and is currently classified as restricted cash. See Note 4 for additional details of divestitures.
Financing Activities
Cash used in financing activities was approximately $1.1 billion and $561 million for the seven months ended September 30, 2017, and the two months ended February 28, 2017, respectively, compared to cash provided by financing activities of approximately $42 million for the nine months ended September 30, 2016. In 2017, the primary use of cash in financing activities has been for repayments of debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Successor	Predecessor
	Seven Months Ended September 30, 2017	Two Months Ended February 28, 2017	Nine Months Ended September 30, 2016
(in thousands)
Proceeds from borrowings:
Successor Credit Facility	$190,000	$—	$—
Predecessor Credit Facility	—	—	978,500
	$190,000	$—	$978,500
Repayments of debt:
Successor Credit Facility	$(790,000)	$—	$—
Successor Term Loan	(300,000)	—	—
Predecessor Credit Facility	—	(1,038,986)	(814,299)
Predecessor Term Loan	—	—	(98,911)
	$(1,090,000)	$(1,038,986)	$(913,210)
On February 28, 2017, the Company canceled its obligations under the Predecessor Credit Facility and entered into the Successor Credit Facility (see Note 7), which was a net transaction and is reflected as such on the condensed consolidated statement of cash flows. In addition, in February 2017, the Company made a $30 million payment to holders of claims under the Second Lien Notes, and also issued 41,359,806 shares of Class A common stock to participants in the rights offerings extended by the Company to certain holders of claims arising under the Second Lien Notes and the Unsecured Notes for net proceeds of approximately $514 million.
Debt
The following summarizes the Company’s outstanding debt:

	Successor	Predecessor
	September 30, 2017	December 31, 2016
(in thousands, except percentages)
Revolving credit facility	$—	$—
Predecessor credit facility	—	1,654,745
Predecessor term loan	—	284,241
6.50% senior notes due May 2019	—	562,234
6.25% senior notes due November 2019	—	581,402
8.625% senior notes due April 2020	—	718,596
12.00% senior secured second lien notes due December 2020	—	1,000,000
7.75% senior notes due February 2021	—	779,474
6.50% senior notes due September 2021	—	381,423
Net unamortized deferred financing fees	—	(1,257)
Total debt, net	—	5,960,858
Less current portion, net (1)	—	(1,937,729)
Less liabilities subject to compromise (2)	—	(4,023,129)
Long-term debt	$—	$—

(1)	Due to covenant violations, the Predecessor’s credit facility and term loan were classified as current at December 31, 2016.

(2)
The Predecessor’s senior notes and Second Lien Notes were classified as liabilities subject to compromise at December 31, 2016. On the Effective Date, pursuant to the terms of the Plan, all outstanding amounts under these debt instruments were canceled.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

As of October 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility and there was approximately $461 million of available borrowing capacity (which includes a $39 million reduction for outstanding letters of credit).
In connection with the entry into the Revolving Credit Facility in August 2017, the Successor Credit Facility was terminated and repaid in full. On the Effective Date, pursuant to the terms of the Plan, all outstanding obligations under the Predecessor’s credit facility, Second Lien Notes and senior notes were canceled.
For additional information related to the Company’s outstanding debt, see Note 7.
Share Repurchase Program
On June 1, 2017, the Company’s Board of Directors announced that it had authorized the repurchase of up to $75 million of the Company’s outstanding shares of Class A common stock. On June 28, 2017, the Company’s Board of Directors announced that it had authorized an increase in the previously announced share repurchase program to up to a total of $200 million of the Company’s outstanding shares of Class A common stock. Any share repurchases are subject to restrictions in the Revolving Credit Facility. During the period from June 2017 through September 2017, the Company repurchased an aggregate of 4,607,598 shares of Class A common stock at an average price of $34.06 per share for a total cost of approximately $157 million.
Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value. The Company’s counterparties are participants in the Revolving Credit Facility or were participants in the Successor Credit Facility or Predecessor Credit Facility. The Revolving Credit Facility is secured by certain of the Company’s and its subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Dividends/Distributions
Under the Predecessor’s limited liability company agreement, unitholders were entitled to receive a distribution of available cash, which included cash on hand plus borrowings less any reserves established by the Predecessor’s Board of Directors to provide for the proper conduct of the Predecessor’s business (including reserves for future capital expenditures, acquisitions and anticipated future credit needs) or to fund distributions, if any, over the next four quarters. In October 2015, the Predecessor’s Board of Directors determined to suspend payment of the Predecessor’s distribution. The Successor is not currently paying a cash dividend; however, the Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend. Any future payment of cash dividends would be subject to the restrictions in the Revolving Credit Facility.
Off-Balance Sheet Arrangements
The Company does not currently have any off-balance sheet arrangements.
Contingencies
See Part II. Item 1. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Commitments and Contractual Obligations
The Company has contractual obligations for long-term debt, operating leases and other long-term liabilities that were summarized in the table of contractual obligations in the March 31, 2017, Quarterly Report on Form 10-Q. During the six months ended September 30, 2017, the Company repaid in full the Successor Credit Facility and entered into the Revolving Credit Facility (see Note 7). As of September 30, 2017, there were no borrowings outstanding under the Revolving Credit Facility. There have been no other significant changes to the Company’s contractual obligations since March 31, 2017.
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

•	large or multiple customer defaults on contractual obligations, including defaults resulting from actual or potential insolvencies;

•	ability to comply with covenants under the Revolving Credit Facility;

•	effects of legal proceedings;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results, including results of acquired properties;

•	plans, objectives, expectations and intentions; and

•	taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

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
At September 30, 2017, the fair value of fixed price swaps and collars was a net asset of approximately $7 million. A 10% increase in the index oil and natural gas prices above the September 30, 2017, prices would result in a net liability of approximately $41 million, which represents a decrease in the fair value of approximately $48 million; conversely, a 10% decrease in the index oil and natural gas prices below the September 30, 2017, prices would result in a net asset of approximately $54 million, which represents an increase in the fair value of approximately $47 million.
At December 31, 2016, the fair value of fixed price swaps and collars was a net liability of approximately $85 million. A 10% increase in the index oil and natural gas prices above the December 31, 2016, prices would result in a net liability of approximately $183 million, which represents a decrease in the fair value of approximately $98 million; conversely, a 10%

Item 3.    Quantitative and Qualitative Disclosures About Market Risk - Continued

decrease in the index oil and natural gas prices below the December 31, 2016, prices would result in a net asset of approximately $13 million, which represents an increase in the fair value of approximately $98 million.
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
Interest Rate Risk
At September 30, 2017, the Company had no debt outstanding under the Revolving Credit Facility. At December 31, 2016, the Company had debt outstanding under the Predecessor Credit Facility of approximately $1.9 billion which incurred interest at floating rates. A 1% increase in the respective market rates would result in an estimated $19 million increase in annual interest expense.
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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017, because of a material weakness related to the Company’s controls over application of fresh start accounting in the first quarter of 2017, as discussed below.
Description of Material Weakness
Upon emergence from bankruptcy on February 28, 2017, the Company adopted fresh start accounting. The Company involved third party individuals to assist in the accounting and disclosure of the complex non-routine transaction. As part of fresh start accounting in February 2017, the reorganization value derived from the enterprise value as disclosed in the plan of reorganization was allocated using a residual method to the Company’s assets and liabilities based on their fair values measured in accordance with ASC 805 “Business Combinations.” The Company recorded its proved oil and natural gas properties at fair value as of the Effective Date and no value was assigned to the unproved properties. During the third quarter of 2017, the Company concluded that a relative fair value method should have been used and a portion of the value should have been attributed to its unproved properties, and because of this, the Company re-allocated value from its proved properties to its unproved properties.

Item 4.    Controls and Procedures - Continued

The Company did not have adequately designed controls over the application of GAAP used to measure the carrying value of the underlying assets and liabilities in fresh start accounting, the involvement of individuals with the requisite knowledge, expertise and industry-specific experience to account for and disclose complex non-routine transactions, and the review and supervision of such accounting.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
These control deficiencies resulted in immaterial misstatements in the carrying amount of oil and natural gas properties, accumulated depletion and amortization, depreciation, depletion and amortization expense, gains on sale of assets, and discontinued operations to the Company’s condensed consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2017, as described in Note 1. These control deficiencies create a reasonable possibility that a material misstatement to the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.  Accordingly, the Company’s management determined that these control deficiencies represent a material weakness.
Notwithstanding the material weakness in the Company’s internal control over financial reporting, management concluded that the financial statements and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.
Remediation Efforts to Address the Material Weakness
During the third quarter of 2017, the Company took actions to commence remediation of the material weakness, including performing additional reviews of the allocation of proved and unproved properties on a field-by-field basis, and revised its policy to engage parties with the requisite knowledge, expertise and industry-specific experience as needed to assist in the accounting and disclosure of complex non-routine transactions. Management will consider the qualifications of team members reviewing non-routine complex transactions to ensure they meet the qualifications required for the proposed and actual scope of work.
Changes in the Company’s Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the condensed consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
On August 31, 2017, the Company completed the transaction in which LINN Energy and Citizen Energy II, LLC each contributed certain upstream assets located in Oklahoma to a newly formed company, Roan Resources LLC (“Roan” and the contribution, the “Roan Contribution”). The Company uses the equity method of accounting for its investment in Roan, and after the date of the Roan Contribution, the Company designed and tested additional controls over the financial reporting process for this investment.
Other than the additional controls related to the remediation of the material weakness and the equity method investment, there were no changes in the Company’s internal control over financial reporting during the third quarter of 2017 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In March 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under the Predecessor Credit Facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31 million. The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order. A hearing was held on April 27, 2017, and on November 13, 2017, the Bankruptcy Court ruled that the secured lenders are not entitled to payment of post-petition default interest. The ruling is subject to appeal by Wells Fargo.
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
We have limited control over the operations of Roan, which could adversely affect our business.
We have limited control over the operations of Roan Resources LLC (“Roan”). Although we own a 50% equity interest in Roan, we do not control its board of directors or operating committee. Because of this limited control:

•	Roan may take actions contrary to our strategy or objectives;

•	we have limited ability to influence the day to day operations of Roan or its properties, including compliance with environmental, safety and other regulations; and

•	we are dependent on third parties for financial reporting matters upon which our financial statements are based.
Since Roan represents a significant investment of ours, adverse developments in Roan’s business could adversely affect our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors has authorized the repurchase of up to $400 million of the Company’s outstanding shares of Class A common stock. Purchases may be made from time to time in negotiated purchases or in the open market, including through Rule 10b5-1 prearranged stock trading plans designed to facilitate the repurchase of the Company’s shares during times it would not otherwise be in the market due to self-imposed trading blackout periods or possible possession of material nonpublic information. The timing and amounts of any such repurchases of shares will be subject to market conditions and certain other factors, and will be in accordance with applicable securities laws and other legal requirements, including restrictions contained in the Company’s then current credit facility. The repurchase plan does not obligate the Company to acquire any specific number of shares and may be discontinued at any time.
The following sets forth information with respect to the Company’s repurchases of its shares of Class A common stock during the third quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(in thousands)

July 1 – 31	833,763	$32.43	833,763	$172,732
August 1 – 31	2,770,661	$34.33	2,770,661	$77,622
September 1 – 30	995,634	$34.72	995,634	$43,049
Total	4,600,058	$34.07	4,600,058

(1)
On June 1, 2017, the Company’s Board of Directors announced that it had authorized the repurchase of up to $75 million of the Company’s outstanding shares of Class A common stock. On June 28, 2017, the Company’s Board of Directors announced that it had authorized an increase in the previously announced share repurchase program to up to a total of $200 million of the Company’s outstanding shares of Class A common stock. On October 4, 2017, the Company’s Board of Directors announced that it had authorized an additional increase in the previously announced share repurchase program to up to a total of $400 million of the Company’s outstanding shares of a Class A common stock.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number		Description

2.1	—
First Amendment, dated July 10, 2017, to Purchase and Sale Agreement, dated June 1, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC, Linn Midstream, LLC and Bridge Energy LLC (incorporated by reference to Exhibit 2.6 to Quarterly Report on Form 10‑Q filed on August 3, 2017)

2.2	—
Purchase and Sale Agreement, dated October 3, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC and Washakie Exaro Opportunities, LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 5, 2017)

3.1	—	Amended and Restated Certificate of Incorporation of Linn Energy, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-8 filed on February 28, 2017)
3.2	—	Bylaws of Linn Energy, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-8 filed on February 28, 2017)
10.1	—
Credit Agreement, dated as of August 4, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc. as holdings, Royal Bank of Canada, as administrative agent, Citibank, N.A., as syndication agent, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and PNC Bank National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1/A filed on September 26, 2017)

10.2*	—
First Amendment to Credit Agreement dated as of September 29, 2017, to Credit Agreement dated as of August 4, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc. as holdings, Royal Bank of Canada, as administrative agent, Citibank, N.A., as syndication agent, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and PNC Bank National Association, as co-documentation agents, and the lenders party thereto

10.3	—
Amended and Restated Limited Liability Company Agreement of Roan Resources LLC, dated as of August 31, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8‑K filed on September 7, 2017)

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

LINN ENERGY, INC.
(Registrant)

Date: November 14, 2017	/s/ Darren R. Schluter
Darren R. Schluter
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: November 14, 2017	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)