Form 10-K
period 2017-12-31
LINN ENERGY, INC.
filed 2018-02-27
CIK 1326428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.1 billion on June 30, 2017, based on $30.54 per share, the last reported sales price of the shares on the OTCQB market on such date.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of January 31, 2018, there were 77,229,257 shares of Class A common stock, par value $0.001 per share, outstanding.
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
Exploratory well. A well drilled to find a new field or to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir.
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
Standardized measure of discounted future net cash flows. The after-tax present value of estimated future net cash flows of proved reserves, determined in accordance with the regulations of the Securities and Exchange and discounted using an annual discount rate of 10%.
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
References
When referring to Linn Energy, Inc. (formerly known as Linn Energy, LLC) (“Successor,” “LINN Energy” or the “Company”), the intent is to refer to LINN Energy, a Delaware corporation formed in February 2017, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Linn Energy, Inc. is a successor issuer of Linn Energy, LLC pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Linn Energy, Inc. is not a successor of Linn Energy, LLC for purposes of Delaware corporate law. When referring to the “Predecessor” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to Linn Energy, LLC, the predecessor that will be dissolved following the effective date of the Plan (as defined below) and resolution of all outstanding claims, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.
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
The Company’s properties are currently located in the United States (“U.S.”), in the Hugoton Basin, east Texas and north Louisiana (“TexLa”), Michigan/Illinois, the Mid-Continent, the Permian Basin and the Rockies. The Company also owns a 50% equity interest in Roan Resources LLC (“Roan”), which is focused on the accelerated development of the Merge/SCOOP/STACK play in Oklahoma.
Proved reserves at December 31, 2017, were approximately 1,968 Bcfe, of which approximately 70% were natural gas, 22% were natural gas liquids (“NGL”) and 8% were oil. Approximately 97% were classified as proved developed, with a total standardized measure of discounted future net cash flows of approximately $1.05 billion. At December 31, 2017, the Company operated 10,545 or approximately 66% of its 15,918 gross productive wells.
Strategy
The Company’s current focus is the development of the Merge/SCOOP/STACK through its equity interest in Roan, as well as through its midstream operations in that area. Additionally, the Company is pursuing emerging horizontal opportunities in the Mid-Continent and TexLa regions while continuing to add value by efficiently operating and applying new technology to

Item 1.    Business - Continued

a diverse set of long-life producing assets. Prior to the Company’s emergence from voluntary reorganization under Chapter 11, the Company was an upstream master limited partnership with a strategy to acquire, develop and maximize cash flow from a growing portfolio of long-life oil and natural gas assets.
Recent Developments
Strategic Plan to Separate into Three Companies
In December 2017, the Company announced its intention to separate LINN Energy into three standalone companies during 2018. The proposed separation will further maximize shareholder value by giving shareholders focused exposure to three unique companies. The Company is continuing to evaluate the structure and potential tax consequences of any such separation.
Roan Resources LLC. A pure play high growth company focused in the prolific Merge/SCOOP/STACK play. LINN Energy, Inc., which currently trades on the OTCQB market under the ticker LNGG, will serve as a holding company solely for the existing 50 percent equity interest of Roan and would prepare to up list on either the NYSE or NASDAQ in 2018.
Blue Mountain Midstream LLC. A rapidly expanding and highly economic midstream business centered in the core of the Merge. The Board continues to evaluate all options which include, among other things, hiring a separate management team, establishing an independent capital structure, pursuing additional third party acreage dedication, exploring potential strategic alternatives and/or a separate public listing independent from LNGG. The Chisholm Trail Midstream business in the Merge is expected to be the primary asset for Blue Mountain at separation.
“NewCo”. The Company expects to form a new public company comprised of the following assets: Hugoton, Michigan/Illinois, Arkoma, Northwest STACK, East Texas and North Louisiana. “NewCo” is expected to be unlevered and generate significant free cash flow with a strategic focus on developing its growth oriented assets and returning capital to shareholders.
Divestitures
Below are the Company’s completed divestitures in 2017:

•
On November 30, 2017, the Company completed the sale of its interest in properties located in the Williston Basin (the “Williston Assets Sale”). Cash proceeds received from the sale of these properties were approximately $255 million, net of costs to sell of approximately $3 million, and the Company recognized a net gain of approximately $116 million.

•
On November 30, 2017, the Company completed the sale of its interest in properties located in Wyoming (the “Washakie Assets Sale”). Cash proceeds received from the sale of these properties were approximately $193 million, net of costs to sell of approximately $2 million, and the Company recognized a net gain of approximately $175 million.

•
On September 12, 2017, August 1, 2017, and July 31, 2017, the Company completed the sales of its interest in certain properties located in south Texas (the “South Texas Assets Sales”). Combined cash proceeds received from the sale of these properties were approximately $48 million, net of costs to sell of approximately $1 million, and the Company recognized a combined net gain of approximately $14 million.

•
On August 23, 2017, July 28, 2017, and May 9, 2017, the Company completed the sales of its interest in certain properties located in Texas and New Mexico (the “Permian Assets Sales”). Combined cash proceeds received from the sale of these properties were approximately $31 million and the Company recognized a combined net gain of approximately $29 million.

•
On July 31, 2017, the Company completed the sale of its interest in properties located in the San Joaquin Basin in California (the “San Joaquin Basin Sale”). Cash proceeds received from the sale of these properties were

Item 1.    Business - Continued

approximately $253 million, net of costs to sell of approximately $4 million, and the Company recognized a net gain of approximately $120 million.

•
On July 21, 2017, the Company completed the sale of its interest in properties located in the Los Angeles Basin in California (the “Los Angeles Basin Sale”). Cash proceeds received from the sale of these properties were approximately $93 million, net of costs to sell of approximately $2 million, and the Company recognized a net gain of approximately $2 million. The Company will receive an additional $7 million contingent payment if certain operational requirements are satisfied within one year from the date of sale.

•
On June 30, 2017, the Company completed the sale of its interest in properties located in the Salt Creek Field in Wyoming (the “Salt Creek Assets Sale”). Cash proceeds received from the sale of these properties were approximately $73 million, net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $30 million.

•
On May 31, 2017, the Company completed the sale of its interest in properties located in western Wyoming (the “Jonah Assets Sale”). Cash proceeds received from the sale of these properties were approximately $559 million, net of costs to sell of approximately $6 million, and the Company recognized a net gain of approximately $277 million.

As a result of the Company’s strategic exit from California (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale), the Company classified the assets and liabilities, results of operations and cash flows of its California properties as discontinued operations on its consolidated financial statements.
Divestitures – Pending
On February 13, 2018, the Company, through certain of its subsidiaries, entered into a definitive purchase and sale agreement to sell its interest in conventional properties located in west Texas for a contract price of $119.5 million, subject to closing adjustments. Proceeds from the sale are expected to be added as additional cash on the Company’s balance sheet to be used for general corporate purposes. The sale is anticipated to close in the first quarter of 2018, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
On January 15, 2018, the Company, through certain of its subsidiaries, entered into a definitive purchase and sale agreement to sell its interest in properties located in the Altamont Bluebell Field in Utah for a contract price of $132 million, subject to closing adjustments. Proceeds from the sale are expected to be added as additional cash on the Company’s balance sheet to be used for general corporate purposes. The sale is anticipated to close in the first quarter of 2018, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
On December 18, 2017, the Company, through certain of its subsidiaries, entered into a definitive purchase and sale agreement to sell its Oklahoma waterflood and Texas Panhandle properties for a contract price of $122 million, subject to closing adjustments. Proceeds from the sale are expected to be added as additional cash on the Company’s balance sheet to be used for general corporate purposes. The sale is anticipated to close in the first quarter of 2018, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
The Company continues to market its remaining assets located in the Permian Basin and the Drunkards Wash Field in Utah.
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

Item 1.    Business - Continued

Construction of Cryogenic Plant
In July 2017 the Company renamed its subsidiary LINN Midstream, LLC to Blue Mountain Midstream LLC (“Blue Mountain”) and entered into a definitive agreement with BCCK Engineering, Inc. (“BCCK”) to construct the Chisholm Trail Cryogenic Gas Plant. Blue Mountain’s assets include the Chisholm Trail midstream business (“Chisholm Trail”) located in Oklahoma. Chisholm Trail is located in the Merge/SCOOP/STACK play in the Mid-Continent region and has approximately 30 miles of existing natural gas gathering pipeline and approximately 60 MMcf/d of current refrigeration capacity. Infrastructure expansions are underway to add 35 miles of low pressure gathering pipelines, increase compression throughput and construct a new 225 MMcf/d cryogenic natural gas processing facility with a total capacity of 250 MMcf/d. The Chisholm Trail Cryogenic Gas Plant is expected to be commissioned during the second quarter of 2018.
2018 Oil and Natural Gas Capital Budget
For 2018, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $134 million, including approximately $34 million related to its oil and natural gas capital program and approximately $98 million related to its plant and pipeline capital. This estimate is under continuous review and subject to ongoing adjustments.
Financing Activities
Tender Offer
On December 14, 2017, the Company’s Board of Directors announced the intention to commence a tender offer to purchase at least $250 million of the Company’s Class A common stock. In January 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated December 20, 2017, as amended, the Company repurchased an aggregate of 6,770,833 shares of Class A common stock at a fixed price of $48.00 per share for a total cost of approximately $325 million (excluding expenses of the tender offer).
Share Repurchase Program
On June 1, 2017, the Company’s Board of Directors announced that it had authorized the repurchase of up to $75 million of the Company’s outstanding shares of Class A common stock. On June 28, 2017, the Company’s Board of Directors announced that it had authorized an increase in the previously announced share repurchase program to up to a total of $200 million, and on October 4, 2017, the Company’s Board authorized another increase up to a total of $400 million of the Company’s outstanding shares of Class A common stock. Any share repurchases are subject to restrictions in the Company’s Revolving Credit Facility (as defined below). In accordance with the SEC’s regulations regarding issuer tender offers, the Company’s share repurchase program was suspended concurrent with the December 14, 2017, announcement of the intent to commence a tender offer. The program was resumed in February 2018 following the expiration of the tender offer.
During the period from June 2017 through December 2017, the Company repurchased an aggregate of 5,690,192 shares of Class A common stock at an average price of $34.85 per share for a total cost of approximately $198 million. At January 31, 2018, approximately $202 million was available for share repurchases under the program.
Revolving Credit Facility
On August 4, 2017, the Company entered into a credit agreement with Holdco II (as defined below), as borrower, Royal Bank of Canada, as administrative agent, and the lenders and agents party thereto, providing for a new senior secured reserve-based revolving loan facility (the “Revolving Credit Facility”) with $500 million in borrowing commitments and an initial borrowing base of $500 million. The maximum commitment amount was $425 million at December 31, 2017. See Note 6 for additional information about the Revolving Credit Facility.
As of December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility and there was approximately $381 million of available borrowing capacity (which includes a $44 million reduction for outstanding letters of credit). The maturity date is August 4, 2020.

Item 1.    Business - Continued

Listing on the OTCQB Market
On the Effective Date, the Predecessor’s units were canceled and ceased to trade on the OTC Markets Group Inc.’s Pink marketplace. In April 2017, the Successor’s Class A common stock was approved for trading on the OTCQB market under the symbol “LNGG.”
Operating Regions
The Company’s properties are currently located in six operating regions in the U.S.:

•	Hugoton Basin, which includes properties located in Kansas, the Oklahoma Panhandle and the Shallow Texas Panhandle;

•	TexLa, which includes properties located in east Texas and north Louisiana;

•	Michigan/Illinois, which includes properties located in the Antrim Shale formation in north Michigan and oil properties in south Illinois;

•	Mid-Continent, which includes Oklahoma properties located in the Arkoma basin and the Northwest STACK, as well as waterfloods in the Central Oklahoma Platform;

•	Permian Basin, which includes properties located in west Texas and southeast New Mexico; and

•	Rockies, which includes Utah properties located in the Uinta Basin.
The Company also owns a 50% equity interest in Roan, which is focused on the accelerated development of the Merge/SCOOP/STACK play in Oklahoma. During 2017, the Company divested of its properties located in previous operating regions California and South Texas. See above and Note 4 for details of the Company’s divestitures.
Hugoton Basin
The Hugoton Basin is a large oil and natural gas producing area located in southwest Kansas extending through the Oklahoma Panhandle into the central portion of the Texas Panhandle. The sale of the Company’s Texas Panhandle properties is currently pending and is anticipated to close in the first quarter of 2018, subject to closing conditions. The Company’s Kansas and Oklahoma Panhandle properties primarily produce from the Council Grove and Chase formations at depths ranging from 2,200 feet to 3,100 feet. The Company’s properties in this region are primarily mature, low-decline natural gas wells.
The Company also owns and operates the Jayhawk natural gas processing plant in southwest Kansas with a capacity of approximately 450 MMcf/d, allowing it to receive maximum value from the liquids-rich natural gas produced in the area. The Company’s production in the area is delivered to the plant via a system of approximately 3,840 miles of pipeline and related facilities operated by the Company, of which approximately 1,165 miles of pipeline are owned by the Company.
Hugoton Basin proved reserves represented approximately 47% of total proved reserves at December 31, 2017, all of which were classified as proved developed. This region produced approximately 166 MMcfe/d of the Company’s 2017 average daily production. During 2017, the Company invested approximately $1 million for plant and pipeline construction activities and approximately $1 million to develop the properties in this region.
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
TexLa proved reserves represented approximately 19% of total proved reserves at December 31, 2017, of which 84% were classified as proved developed. This region produced approximately 82 MMcfe/d of the Company’s 2017 average daily

Item 1.    Business - Continued

production. During 2017, the Company invested approximately $31 million to develop the properties in this region and approximately $8 million in exploration activity.
Michigan/Illinois
The Michigan/Illinois region consists primarily of natural gas properties in the Antrim Shale formation in north Michigan and oil properties in south Illinois. These wells produce at depths ranging from 500 feet to 4,000 feet. To more efficiently transport its natural gas in Michigan to market, the Company owns and operates a network of natural gas gathering systems comprised of approximately 1,480 miles of pipeline and associated compression and metering facilities that connect to numerous sales outlets in the area.
Michigan/Illinois proved reserves represented approximately 12% of total proved reserves at December 31, 2017, all of which were classified as proved developed. This region produced approximately 29 MMcfe/d of the Company’s 2017 average daily production. During 2017, the Company invested approximately $1 million to develop the properties in this region.
Mid-Continent
The Mid-Continent region consists of Oklahoma properties located in the Arkoma basin and the Northwest STACK, as well as waterfloods in the Central Oklahoma Platform. The sale of the Company’s Oklahoma waterflood properties is currently pending and is anticipated to close in the first quarter of 2018, subject to closing conditions. The Company’s properties in this diverse region produce from both oil and natural gas reservoirs at depths ranging from 3,500 feet to 19,000 feet. The Company’s properties in this region are primarily mature, low-decline oil and natural gas wells.
Mid-Continent proved reserves represented approximately 12% of total proved reserves at December 31, 2017, all of which were classified as proved developed. This region produced approximately 98 MMcfe/d of the Company’s 2017 average daily production. During 2017, the Company invested approximately $97 million for plant and pipeline construction activities primarily associated with the Chisholm Trail Cryogenic Gas Plant, approximately $37 million to develop the properties in this region and approximately $111 million in exploration activity.
Permian Basin
The Company’s properties are located in west Texas and southeast New Mexico and are primarily mature, low-decline oil and natural gas wells including several waterflood properties located across the basin. During 2017, the Company divested certain of its properties located in the Permian Basin, and the Company continues to market its remaining assets located in the Permian Basin. Permian Basin proved reserves represented approximately 6% of total proved reserves at December 31, 2017, all of which were classified as proved developed. This region produced approximately 45 MMcfe/d of the Company’s 2017 average daily production. During 2017, the Company invested approximately $2 million to develop the properties in this region.
Rockies
The Rockies region currently consists of Utah properties located in the Uinta Basin. During 2017, the Company divested its properties located in Wyoming (Green River, Washakie and Powder River basins) and North Dakota (Williston Basin). The sale of the Company’s interest in properties located in the Altamont Bluebell Field is currently pending and is anticipated to close in the first quarter of 2018, subject to closing conditions. The Company continues to market its remaining assets located in the Drunkards Wash Field. Rockies proved reserves represented approximately 4% of total proved reserves at December 31, 2017, all of which were classified as proved developed. This region produced approximately 202 MMcfe/d of the Company’s 2017 average daily production. During 2017, the Company invested approximately $48 million to develop the properties in this region.

Item 1.    Business - Continued

Drilling and Acreage
The following table sets forth the wells drilled during the years indicated:

	Year Ended December 31,
	2017	2016	2015
Gross wells:
Productive	90	211	388
Dry	—	1	5
	90	212	393
Net development wells:
Productive	12	26	139
Dry	—	—	1
	12	26	140
Net exploratory wells:
Productive	9	7	1
Dry	—	—	1
	9	7	2
The total wells above exclude 38 gross wells (32 net wells) drilled by the Company in California during the year ended December 31, 2015. There were no wells drilled by the Company in California during the years ended December 31, 2017, or December 31, 2016. The total wells above also exclude 20 and 196 gross wells (18 and 163 net wells) drilled by Berry during the period from January 1, 2016 through December 3, 2016, and the year ended December 31, 2015, respectively.
There were no lateral segments added to existing vertical wellbores during the years ended December 31, 2017, or December 31, 2016. There were two lateral segments added to existing vertical wellbores during the year ended December 31, 2015. As of December 31, 2017, the Company had 17 gross (2 net) wells in progress, and no wells were temporarily suspended.
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
The following table sets forth information about the Company’s drilling locations and net acres of leasehold interests as of December 31, 2017:

Total (1)

Proved undeveloped	8
Other locations	4,202
Total drilling locations	4,210

Leasehold interests – net acres (in thousands)	2,254

(1)	Does not include optimization projects.
As shown in the table above, as of December 31, 2017, the Company had 8 proved undeveloped drilling locations (specific drilling locations as to which the independent engineering firm, DeGolyer and MacNaughton, assigned proved undeveloped

Item 1.    Business - Continued

reserves as of such date) and the Company had identified 4,202 additional unproved drilling locations (specific drilling locations as to which DeGolyer and MacNaughton has not assigned any proved reserves) on acreage that the Company has under existing leases. Successful development wells frequently result in the reclassification of adjacent lease acreage from unproved to proved. The number of unproved drilling locations that will be reclassified as proved drilling locations will depend on the Company’s drilling program, its commitment to capital and commodity prices.
Productive Wells
The following table sets forth information relating to the productive wells in which the Company owned a working interest as of December 31, 2017. Productive wells consist of producing wells and wells capable of production, including wells awaiting pipeline or other connections to commence deliveries. The number of wells below does not include approximately 2,204 gross productive wells in which the Company owns a royalty interest only.

	Natural Gas Wells		Oil Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net

Operated (1)	7,232	6,399	3,313	3,093	10,545	9,492
Nonoperated (2)	4,438	1,064	935	98	5,373	1,162
	11,670	7,463	4,248	3,191	15,918	10,654

(1)	The Company had 5 operated wells with multiple completions at December 31, 2017.

(2)	The Company had 1 nonoperated wells with multiple completions at December 31, 2017.
Developed and Undeveloped Acreage
The following table sets forth information relating to leasehold acreage as of December 31, 2017:

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
	(in thousands)

Leasehold acreage	3,621	2,245	26	9	3,647	2,254
Future Acreage Expirations
The Company’s investment in developed and undeveloped acreage comprises numerous leases. The terms and conditions under which the Company maintains exploration or production rights to the acreage are property-specific, contractually defined and vary significantly from property to property. If production is not established or the Company takes no other action to extend the terms of the related leases, undeveloped acreage will expire. The Company currently has no material undeveloped acreage due to expire during the next three years.
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
Production, Price and Cost History
The results of operations of the Company’s California properties and Berry are reported as discontinued operations for all periods presented (see Note 4).  Unless otherwise indicated, information presented herein relates only to LINN Energy’s continuing operations.

Item 1.    Business - Continued

The Company’s natural gas production is primarily sold under short-term market-sensitive contracts that are typically priced at a differential to the published natural gas index price for the producing area due to the natural gas quality and the proximity to major consuming markets. In certain circumstances, the Company has entered into natural gas processing contracts whereby the residue natural gas is sold under short-term contracts but the related NGL are sold under long-term contracts. In all such cases, the residue natural gas and NGL are sold at market-sensitive index prices. As of December 31, 2017, the Company had natural gas delivery commitments under a long-term contract of approximately 12 Bcf to be delivered in 2018, approximately 16 Bcf to be delivered each year from 2019 through 2025 and approximately 4 Bcf to be delivered in 2026. The Company expects to fulfill these delivery commitments with existing proved developed reserves dedicated to its Blue Mountain midstream business. If production is not sufficient to meet contractual delivery commitments, the Company may be subject to shortfall penalties. As of December 31, 2017, the Company had no NGL delivery commitments under long-term contracts.
The Company’s natural gas production is sold to purchasers under spot price contracts, percentage-of-index contracts or percentage-of-proceeds contracts. Under percentage-of-index contracts, the Company receives a price for natural gas and NGL based on indexes published for the producing area. Under percentage-of-proceeds contracts, the Company receives a percentage of the resale price received by the purchaser for sales of residue natural gas and NGL recovered after transportation and processing of natural gas. These purchasers sell the residue natural gas and NGL based primarily on spot market prices.
The Company’s natural gas is transported through its own and third-party gathering systems and pipelines. The Company incurs processing, gathering and transportation expenses to move its natural gas from the wellhead to a purchaser-specified delivery point. These expenses vary based on the volume, distance shipped and the fee charged by the third-party processor or transporter.
The Company’s oil production is primarily sold under short-term market-sensitive contracts that are typically priced at a differential to the New York Mercantile Exchange (“NYMEX”) price or at purchaser posted prices for the producing area. As of December 31, 2017, the Company had no oil delivery commitments under long-term contracts.
The following table sets forth information regarding total production, average daily production, average prices and average costs for each of the years indicated:

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total production:
Natural gas (MMcf)	118,110	29,223	187,068	200,488
Oil (MBbls)	5,442	1,191	8,088	10,018
NGL (MBbls)	6,287	1,263	9,281	9,347
Total (MMcfe)	188,481	43,945	291,285	316,677

Total production – Equity method investments: (1)
Total (MMcfe)	9,235	—	—	—

Item 1.    Business - Continued

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Average daily production:
Natural gas (MMcf/d)	386	495	511	549
Oil (MBbls/d)	17.8	20.2	22.1	27.4
NGL (MBbls/d)	20.5	21.4	25.4	25.6
Total (MMcfe/d)	616	745	796	867

Average daily production – Equity method investments: (1)
Total (MMcfe/d)	30	—	—	—

Weighted average prices: (2)
Natural gas (Mcf)	$2.69	$3.41	$2.28	$2.56
Oil (Bbl)	$47.42	$49.16	$39.00	$43.42
NGL (Bbl)	$21.28	$24.37	$14.26	$12.66

Average NYMEX prices:
Natural gas (MMBtu)	$3.00	$3.66	$2.46	$2.66
Oil (Bbl)	$50.53	$53.04	$43.32	$48.80

Costs per Mcfe of production:
Lease operating expenses	$1.11	$1.13	$1.02	$1.11
Transportation expenses	$0.60	$0.59	$0.55	$0.53
General and administrative expenses (3)	$0.62	$1.63	$0.82	$0.90
Depreciation, depletion and amortization	$0.71	$1.07	$1.18	$1.64
Taxes, other than income taxes	$0.25	$0.34	$0.23	$0.31

Total production – Discontinued operations: (4)
Total (MMcfe)	4,326	1,755	92,437	116,909

(1)	Represents the Company’s 50% equity interest in Roan. Production of Roan for 2017 is for the period from September 1, 2017 through December 31, 2017.

(2)	Does not include the effect of gains (losses) on derivatives.

(3)
General and administrative expenses for the ten months ended December 31, 2017, the two months ended February 28, 2017, and the years ended December 31, 2016, and December 31, 2015, include approximately $41 million, $50 million, $34 million and $47 million, respectively, of noncash unit-based compensation expenses. In addition, general and administrative expenses for the two months ended February 28, 2017, and the years ended December 31, 2016, and December 31, 2015, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

(4)
Total production of the Company’s California properties reported as discontinued operations for 2017 is for the period from January 1, 2017 through July 31, 2017. Total production of Berry reported as discontinued operations for 2016 is for the period from January 1, 2016 through December 3, 2016.

Item 1.    Business - Continued

The following table sets forth information regarding production volumes for fields with greater than 15% of the Company’s total proved reserves for each of the years indicated:

	Year Ended December 31,
	2017	2016	2015
Total production:
Hugoton Basin Field:
Natural gas (MMcf)	34,363	38,501	41,294
Oil (MBbls)	45	27	21
NGL (MBbls)	2,968	2,983	3,061
Total (MMcfe)	52,437	56,566	59,787
Green River Basin Field:
Natural gas (MMcf)	*	44,668	*
Oil (MBbls)	*	477	*
NGL (MBbls)	*	1,349	*
Total (MMcfe)	*	55,625	*

*	Represented less than 15% of the Company’s total proved reserves for the year indicated. The Company sold its properties in the Green River Basin Field in May 2017.
Reserve Data
Proved Reserves
The following table sets forth estimated proved oil, natural gas and NGL reserves and the standardized measure of discounted future net cash flows at December 31, 2017, based on reserve reports prepared by independent engineers, DeGolyer and MacNaughton:

	Proved Reserves
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)

Proved reserves – LINN Energy:
Proved developed reserves	1,323	27.0	70.5	1,908
Proved undeveloped reserves	54	0.1	1.0	60
Total proved reserves	1,377	27.1	71.5	1,968
Proved reserves – Equity method investments: (1)
Proved developed reserves	130	6.2	12.0	239
Proved undeveloped reserves	213	12.5	27.8	455
Total proved reserves	343	18.7	39.8	694

Standardized measure of discounted future net cash flows (in millions): (2)
LINN Energy	$1,045
Equity Method Investments (1)	$598

Representative NYMEX prices: (3)
Natural gas (MMBtu)	$2.98
Oil (Bbl)	$51.34

(1)	Represents the Company’s 50% equity interest in Roan.

Item 1.    Business - Continued

(2)	This measure is not intended to represent the market value of estimated reserves.

(3)
In accordance with Securities and Exchange Commission (“SEC”) regulations, reserves were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, excluding escalations based upon future conditions. The average price used to estimate reserves is held constant over the life of the reserves.

During the year ended December 31, 2017, the Company’s PUDs decreased to 60 Bcfe from 266 at December 31, 2016, representing a decrease of approximately 206 Bcfe. The decrease was primarily due to the sale of approximately 243 Bcfe of PUDs related to the 2017 divestitures and the development of approximately 15 Bcfe of PUDs during 2017, partially offset by approximately 52 Bcfe of PUDs added as a result of the Company’s drilling activities. During the year ended December 31, 2017, the Company incurred approximately $10 million in capital expenditures to convert 52 Bcfe of reserves that were classified as PUDs at December 31, 2016, to proved developed reserves.
Based on the December 31, 2017 reserve reports, the amounts of capital expenditures estimated to be incurred in 2018, 2019 and 2020 to develop the Company’s PUDs are approximately $23 million, $14 million and $14 million, respectively. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, service costs and product prices. None of the 60 Bcfe of PUDs at December 31, 2017, has remained undeveloped for five years or more. All PUD properties are included in the Company’s current five-year development plan.
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
The Company’s internal control over the preparation of reserve estimates is a process designed to provide reasonable assurance regarding the reliability of the Company’s reserve estimates in accordance with SEC regulations. The preparation of reserve estimates was overseen by the Company’s Corporate Reserves Manager, who has Master of Petroleum Engineering and Master of Business Administration degrees and more than 30 years of oil and natural gas industry experience. The reserve estimates were reviewed and approved by the Company’s senior engineering staff and management, with final approval by its Executive Vice President and Chief Operating Officer. Reserve estimates of Roan were reviewed and approved by Roan’s President and Chief Executive Officer. For additional information regarding estimates of reserves, including the standardized measure of discounted future net cash flows, see “Supplemental Oil and Natural Gas Data (Unaudited)” in Item 8. “Financial Statements and Supplementary Data.” The Company has not filed reserve estimates with any federal authority or agency, with the exception of the SEC.

Item 1.    Business - Continued

Operational Overview
General
The Company generally seeks to be the operator of its properties so that it can develop drilling programs and optimization projects intended to not only replace production, but also to add value through reserve and production growth and future operational synergies. Many of the Company’s wells are completed in multiple producing zones with commingled production and long economic lives.
Principal Customers
For the year ended December 31, 2017, no individual customer exceeded 10% of the Company’s sales of oil, natural gas and NGL. If the Company were to lose any one of its major oil and natural gas purchasers, the loss could temporarily cease or delay production and sale of its oil and natural gas in that particular purchaser’s service area. If the Company were to lose a purchaser, it believes it could identify a substitute purchaser. However, if one or more of the large purchasers ceased purchasing oil and natural gas altogether, it could have a detrimental effect on the oil and natural gas market in general and on the prices and volumes of oil, natural gas and NGL that the Company is able to sell.
Competition
The oil and natural gas industry is highly competitive. The Company encounters strong competition from other independent operators in contracting for drilling and other related services, as well as hiring trained personnel. The Company is also affected by competition for drilling rigs and the availability of related equipment. In the past, the oil and natural gas industry has experienced shortages of drilling rigs, equipment, pipe and personnel, which has delayed development drilling and has caused significant price increases. The Company is unable to predict when, or if, such shortages may occur or how they would affect its drilling program.
Operating Hazards and Insurance
The oil and natural gas industry involves a variety of operating hazards and risks that could result in substantial losses from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties, and suspension of operations. The Company may be liable for environmental damages caused by previous owners of property it purchases and leases. As a result, the Company may incur substantial liabilities to third parties or governmental entities, the payment of which could reduce or eliminate funds otherwise available, or result in the loss of properties. In addition, the Company participates in wells on a nonoperated basis, as well as through its equity method investment in Roan, and therefore may be limited in its ability to control the risks associated with the operation of such wells.
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
These laws and regulations may also restrict the production rate of oil, natural gas and NGL below the rate that would otherwise be possible. The regulatory burden on the industry increases the cost of doing business and consequently affects profitability. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary fines or penalties, the imposition of investigatory or remedial requirements, and the issuance of orders enjoining future operations. Moreover, accidental releases or spills may occur in the course of the Company’s operations, which may result in significant costs and liabilities, including third-party claims for damage to property, natural resources or persons. Additionally, Congress and federal and state agencies frequently revise environmental laws and regulations, and any changes that result in more stringent and costly requirements for the oil and natural gas industry could have a significant impact on operating costs.
The environmental laws and regulations applicable to the Company and its operations include, among others, the following U.S. federal laws and regulations:

•	Clean Air Act (“CAA”), which governs air emissions;

•	Clean Water Act (“CWA”), which governs discharges to and excavations within the waters of the U.S.;

•
Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which imposes liability where hazardous releases have occurred or are threatened to occur (commonly known as “Superfund”);

•	The Oil Pollution Act of 1990, which amends and augments the CWA and imposes certain duties and liabilities related to the prevention of oil spills and damages resulting from such spills;

•	Energy Independence and Security Act of 2007, which prescribes new fuel economy standards and other energy saving measures;

Item 1.    Business - Continued

•	National Environmental Policy Act (“NEPA”), which governs oil and natural gas production activities on federal lands;

•	Resource Conservation and Recovery Act (“RCRA”), which governs the management of solid waste;

•	Safe Drinking Water Act (“SDWA”), which governs the underground injection and disposal of wastewater;

•	Endangered Species Act (“ESA”), which restricts activities that may affect endangered and threatened species or their habitats; and

•	U.S. Department of Interior regulations, which impose liability for pollution cleanup and damages.
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
Climate Change
In December 2009, the U.S. Environmental Protection Agency (“EPA”) determined that emissions of carbon dioxide, methane and other “greenhouse gases” (“GHG”) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted and implemented regulations to restrict emissions of GHGs under existing provisions of the CAA. In May 2016, the EPA finalized rules that set additional emissions limits for volatile organic compounds and established new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. The rules include first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. In June 2017, EPA issued a proposal to stay certain of these requirements for two years and reconsider the entirety of the 2016 rules; however, the rules currently remain in effect. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the U.S., including, among other things, certain onshore oil and natural gas production facilities, on an annual basis. In addition, in 2015, the U.S. participated in the United Nations Climate Change Conference, which led to the creation of the Paris Agreement. The Paris Agreement requires member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. In June 2017, the United States announced its withdrawal from the Paris Agreement, although the earliest possible effective date of withdrawal is November 2020. Despite the planned withdrawal, certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement. Legislation has from time to time been introduced in Congress that would establish measures restricting GHG emissions in the U.S., and a number of states have begun taking actions to control and/or reduce emissions of GHGs.
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

Item 1.    Business - Continued

Hydraulic Fracturing
Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from tight formations. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The Company performs hydraulic fracturing as part of its operations. Hydraulic fracturing operations have historically been overseen by state regulators as part of their oil and natural gas regulatory programs. However, in February 2014, EPA published permitting guidance under the SDWA addressing the use of diesel in fracturing hydraulic operations, and in May 2014, the EPA issued an advance notice of proposed rulemaking under the Toxic Substances Control Act (“TSCA”) relating to chemical substances and mixtures used in oil and natural gas exploration or production. Further, in March 2015, the Department of the Interior’s Bureau of Land Management (“BLM”) adopted a rule requiring, among other things, public disclosure to the BLM of chemicals used in hydraulic fracturing operations after fracturing operations have been completed and strengthening standards for well-bore integrity and management of fluids that return to the surface during and after fracturing operations on federal and Indian lands. Following years of litigation, the BLM rescinded the rule in December 2017. However, in January 2018, California and several environmental groups filed lawsuits challenging BLM’s rescission of the rule; those lawsuits are pending in the U.S. District Court for the Northern District of California. In addition, from time to time legislation has been introduced before Congress that would provide for federal regulation of hydraulic fracturing and would require disclosure of the chemicals used in the fracturing process. If enacted, these or similar bills could result in additional permitting requirements for hydraulic fracturing operations as well as various restrictions on those operations. These permitting requirements and restrictions could result in delays in operations at well sites and also increased costs to make wells productive.
There may be other attempts to further regulate hydraulic fracturing under the SDWA, TSCA and/or other statutory or regulatory mechanisms. In December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Moreover, some states and local governments have adopted, and other states and local governments are considering adopting, regulations that could restrict hydraulic fracturing in certain circumstances. For example, many states in which the Company operates have adopted disclosure regulations requiring varying degrees of disclosure of the constituents in hydraulic fracturing fluids. In addition, the regulation or prohibition of hydraulic fracturing is the subject of significant political activity in a number of jurisdictions, some of which have resulted in tighter regulation, bans, and/or recognition of local government authority to implement such restrictions. In many instances, litigation has ensued, some of which remains pending. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could make it more difficult or costly for the Company to perform fracturing to stimulate production from tight formations. In addition, any such additional regulation could lead to operational delays, increased operating costs and additional regulatory burdens, and reduced production of oil and natural gas, which could adversely affect the Company’s revenues, results of operations and net cash provided by operating activities.
Hydraulic fracturing operations require the use of a significant amount of water. The Company’s inability to locate sufficient amounts of water, or dispose of or recycle water used in its drilling and production operations, could adversely impact its operations. Moreover, new environmental initiatives and regulations could include restrictions on the Company’s ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the development or production of natural gas.
Finally, in some instances, the operation of underground injection wells has been alleged to cause earthquakes in some of the states where the Company operates. Such issues have sometimes led to orders prohibiting continued injection or the suspension of drilling in certain wells identified as possible sources of seismic activity. Such concerns also have resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. Future orders or regulations addressing concerns about seismic activity from well injection could affect the Company, either directly or indirectly, depending on the wells affected.
Solid and Hazardous Waste
Although oil and natural gas wastes generally are exempt from regulation as hazardous wastes under RCRA and some comparable state statutes, it is possible some wastes the Company generates presently or in the future may be subject to regulation under RCRA or other applicable statutes. The EPA and various state agencies have limited the disposal options for

Item 1.    Business - Continued

certain wastes, including hazardous wastes, and there is no guarantee that the EPA or the states will not adopt more stringent requirements in the future. For example, in December 2016, the EPA and several environmental groups entered into a consent decree to address the EPA’s alleged failure to timely assess its regulations exempting certain exploration and production related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires the EPA to propose a rulemaking no later than March 15, 2019, for revision of certain regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. If the EPA proposes revised oil and gas regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Furthermore, certain wastes generated by the Company’s oil and natural gas operations that are currently exempt from designation as hazardous wastes may in the future be designated as hazardous wastes under RCRA or other applicable statutes, and therefore be subject to more rigorous and costly operating and disposal requirements.
In addition, CERCLA, also known as the Superfund law, imposes cleanup obligations, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that transported or disposed of or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA and any state analogs may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file corresponding common law claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. While petroleum and crude oil fractions are not included in the definition of hazardous substances under CERCLA and some of its state analogs because of the so-called “petroleum exclusion,” adulterated petroleum products containing other hazardous substances have been treated as hazardous substances under CERCLA in the past.
Endangered Species Act
Some of the Company’s operations may be located in areas that are designated as habitats for endangered or threatened species under the ESA. In February 2016, the U.S. Fish and Wildlife Service published a final policy which alters how it identifies critical habitat for endangered and threatened species. A critical habitat designation could result in further material restrictions to federal and private land use and could delay or prohibit land access or development. Moreover, the U.S. Fish and Wildlife Service continues to make listing decisions and critical habitat designations where necessary, including for over 250 species as required under a 2011 settlement approved by the U.S. District Court for the District of Columbia, and many hundreds of additional anticipated listing decisions have already been identified beyond those recognized in the 2011 settlement. The Company believes that it is currently in substantial compliance with the ESA. However, the designation of previously unprotected species as being endangered or threatened, if located in the areas of the Company’s operations, could cause the Company to incur additional costs or become subject to operating restrictions in areas where the species are known to exist.
Air Emissions
In August 2012, the EPA issued final rules that subject oil and natural gas production, processing, transmission and storage operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs. The EPA rules include NSPS standards for completions of hydraulically fractured natural gas wells. These standards require operators to capture the gas from natural gas well completions and make it available for use or sale, which can be done through the use of green completions. The standards are applicable to newly fractured wells and existing wells that are refractured. Further, the rules also establish specific requirements for emissions from compressors, controllers, dehydrators, storage tanks, gas processing plants and certain other equipment. The EPA amended these rules in December 2014 to specify requirements for different flowback stages and to expand the rules to cover more storage vessels, among other changes. These rules may require changes to the Company’s operations, including the installation of new equipment to control emissions.
The Company’s costs for environmental compliance may increase in the future based on new environmental regulations. In November 2016, the BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and gas operations on public lands. In December 2017, the BLM finalized a suspension of certain requirements of the rules until

Item 1.    Business - Continued

2019. However, California, New Mexico, and several environmental groups filed lawsuits challenging BLM’s suspension of the rules; those lawsuits are pending in the U.S. District Court for the Northern District of California. Several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. In addition, in May 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements. The EPA has also adopted new rules under the CAA that require the reduction of volatile organic compound emissions from certain fractured and refractured natural gas wells for which well completion operations are conducted and further require that most wells use reduced emission completions, also known as “green completions.” These regulations also establish specific new requirements regarding emissions from production-related wet seal and reciprocating compressors, and from pneumatic controllers and storage vessels. Further, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion in October 2015 and has announced that it intends to complete most initial area designations under the standard by April 30, 2018. State implementation of the revised NAAQS could result in stricter permitting requirements or delay, or limit the Company’s ability to obtain permits, and result in increased expenditures for pollution control equipment. Compliance with these and other air pollution control and permitting requirements has the potential to delay the development of oil and natural gas projects and increase the Company’s costs of development, which costs could be significant.
Water Resources
The CWA and analogous state laws restrict the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the U.S., a term broadly defined to include, among other things, certain wetlands. Under the CWA, permits must be obtained for the discharge of pollutants into waters of the U.S. The CWA provides for administrative, civil and criminal penalties for unauthorized discharges, both routine and accidental, of pollutants and of oil and hazardous substances. It imposes substantial potential liability for the costs of removal or remediation associated with discharges of oil or hazardous substances. State laws governing discharges to water also provide varying civil, criminal and administrative penalties and impose liabilities in the case of a discharge of petroleum or its derivatives, or other hazardous substances, into state waters. In addition, the EPA has promulgated regulations that may require permits to discharge storm water runoff, including discharges associated with construction activities. The CWA also prohibits the discharge of fill materials to regulated waters including wetlands without a permit. In addition, the EPA and the Army Corps of Engineers (“Corps”) released a rule to revise the definition of “waters of the United States” (“WOTUS”) for all CWA programs, which went into effect in August 2015. In October 2015, the U.S. Court of Appeals for the Sixth Circuit stayed the rule revising the WOTUS definition nationwide pending further action of the court. In response to this decision, the EPA and the Corps resumed nationwide use of the agencies’ prior regulations defining the term “waters of the United States.” However, in January 2018, the U.S. Supreme Court ruled that the rule revising the WOTUS definition must be reviewed first in the federal district courts, which may result in a withdrawal of the stay by the Sixth Circuit. In addition, the EPA has proposed to repeal the rule revising the WOTUS definition, and in January 2018 the EPA released a final rule that delays implementation of the rule revising the WOTUS definition until 2020 to allow time for the EPA to reconsider the definition of “waters of the United States.” Several states and environmental groups have since filed lawsuits challenging the delay rule. To the extent the rule revising the WOTUS definition is implemented, it could significantly expand federal control of land and water resources across the U.S., triggering substantial additional permitting and regulatory requirements.
Also, in June 2016, the EPA finalized wastewater pretreatment standards that prohibit onshore unconventional oil and natural gas extraction facilities from sending wastewater to publicly-owned treatment works; for certain facilities, compliance is required by August 29, 2019. This pending restriction of disposal options for hydraulic fracturing waste and other changes to CWA requirements may result in increased costs.
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

Item 1.    Business - Continued

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
Future Impacts and Current Expenditures
The Company cannot predict how future environmental laws and regulations may impact its properties or operations. For the year ended December 31, 2017, the Company did not incur any material capital expenditures for installation of remediation or pollution control equipment at any of its facilities. The Company is not aware of any environmental issues or claims that will require material capital expenditures during 2018 or that will otherwise have a material impact on its financial position, results of operations or cash flows.
Employees
As of December 31, 2017, the Company employed approximately 970 personnel. None of the employees are represented by labor unions or covered by any collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.
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

Item 1.    Business - Continued

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
Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include discussions about the Company’s:

•	business strategy;

•	acquisition and disposition strategy;

•	financial strategy;

•	plans to separate into three standalone companies;

•	ability to comply with covenants under the Revolving Credit Facility;

•	effects of legal proceedings;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results;

•	plans, objectives, expectations and intentions; and

•	taxes.
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
Business Risks
We emerged from bankruptcy in February 2017, which could adversely affect our business and relationships.
It is possible that our having filed for bankruptcy and our emergence from bankruptcy could adversely affect our business and relationships with customers, vendors, royalty and working interest owners, employees, service providers and suppliers. Due to uncertainties, many risks exist, including the following:

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
We may be subject to risks in connection with divestitures.
In 2017, we completed divestitures of a significant portion of our non-core assets and we have additional divestitures pending, as discussed in Item 1. “Business – Recent Developments.” In addition, in December 2017, we announced our intention to separate the Company into three standalone companies during 2018, and to continue to strategically divest non-core assets. In connection with these or other future transactions, we may sell our core or non-core assets in order to increase capital resources available for other core assets, create organizational and operational efficiencies or for other purposes. Various factors could materially affect our ability to dispose of such assets, including the approvals of governmental agencies or third parties and the availability of purchasers willing to acquire the assets with terms we deem acceptable. Though we continue to evaluate various options for the divestiture of such assets, there can be no assurance that this evaluation will result in any specific action.
Sellers often retain certain liabilities or agree to indemnify buyers for certain matters related to the sold assets. The magnitude of any such retained liability or of the indemnification obligation is difficult to quantify at the time of the transaction and ultimately could be material. Also, as is typical in divestiture transactions, third parties may be unwilling to release us from guarantees or other credit support provided prior to the sale of the divested assets. As a result, after a divestiture, we may remain secondarily liable for the obligations guaranteed or supported to the extent that the buyer of the assets fails to perform these obligations.
Our announced intention to separate into three standalone companies is subject to numerous conditions and risks and there can be no assurance that the separation will be completed or that the expected benefits from the proposed separation to us or our shareholders will be realized.
We have announced an intention to separate into three standalone companies. The legal and tax structure as well as the timing for these separation transactions continue to evolve and there can be no assurance that a transaction will be completed on the proposed timing or at all. In addition, if the proposed separation is completed, such separation could subject shareholders to dividend taxation and/or withholding, or other adverse tax consequences, including under the Foreign Investment in Real Property Tax Act of 1980. We expect that the process of completing the proposed separation will involve

Item 1A.    Risk Factors - Continued

dedication of significant time and resources and the incurrence of significant costs and expenses and there can be no assurance that the expected benefits from the proposed separation to us or our shareholders will be realized.
The ability to identify and attract qualified management teams for the proposed standalone companies is critical and may be difficult to achieve on the proposed timing or at all.
A successful outcome for the proposed separation transactions is dependent upon identifying and attracting management teams for each of the standalone companies. Roan Resources LLC has appointed a Chief Executive Officer and certain other members of its executive management team, but other positions remain open. Active searches and discussions regarding executive management teams for each of the other two proposed standalone companies are ongoing but no decisions have been finalized as to Chief Executive Officer or other critical management positions. The identification and hiring of these management teams is critical to the success of the separation and may delay or impede our ability to complete the separation transactions.
The ability to attract and retain key personnel is critical to the success of our proposed separation transactions and our ongoing business and may be affected by significant uncertainty.
The success of our ongoing business, as well as our ability to consummate the proposed separation transaction, depends on key personnel. The ability to attract and retain these key personnel may be difficult in light of the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.
Our financial information after the impact of fresh start accounting and numerous divestitures may not be meaningful to investors.
Upon our emergence from bankruptcy, we adopted fresh start accounting and, as a result, our assets and liabilities were recorded at fair value as of the fresh start reporting date, which differ materially from the recorded values of assets and liabilities on our historical consolidated balance sheets. As a result of the adoption of fresh start accounting, along with the numerous divestitures of properties in 2017, the Company’s historical results of operations and period-to-period comparisons of those results and certain other financial data may not be meaningful or indicative of future results. The lack of comparable historical financial information may discourage investors from purchasing our common stock.
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
Our revenues, profitability, cash flow and the carrying value of our properties depend on the prices of and demand for oil, natural gas and NGL. Historically, the oil, natural gas and NGL markets have been very volatile and are expected to continue to be volatile in the future, and prolonged depressed prices or a further decline in prices will significantly affect our financial results and impede our growth. Changes in oil, natural gas and NGL prices have a significant impact on the value of our reserves and on our net cash provided by operating activities. In addition, revenues from certain wells may exceed production costs and nevertheless not generate sufficient return on capital. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for them, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of and demand for oil, natural gas and NGL;

•	the price and level of foreign imports;

•	the level of consumer product demand;

•	weather conditions;

•	overall domestic and global economic conditions;

•	political and economic conditions in oil and natural gas producing and consuming countries;

Item 1A.    Risk Factors - Continued

•	the ability of members of the Organization of Petroleum Exporting Countries to agree to and maintain price and production controls;

•	the impact of the U.S. dollar exchange rates on oil, natural gas and NGL prices;

•	technological advances affecting energy consumption;

•	domestic and foreign governmental regulations and taxation;

•	the impact of energy conservation efforts;

•	the proximity and capacity of pipelines and other transportation facilities; and

•	the price and availability of alternative fuels.
Prolonged depressed prices or a further decline in prices would reduce our revenues, profitability and net cash provided by operating activities and would significantly affect our financial condition and results of operations.
Future declines in commodity prices, changes in expected capital development, increases in operating costs or adverse changes in well performance may result in write-downs of the carrying amounts of our assets, which could materially and adversely affect our results of operations in the period incurred.
We evaluate the impairment of our oil and natural gas properties on a field-by-field basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Future declines in oil, natural gas and NGL prices, changes in expected capital development, increases in operating costs or adverse changes in well performance, among other things, may result in us having to make material write-downs of the carrying amounts of our assets, which could materially and adversely affect our results of operations in the period incurred.
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
We may not be able to obtain funding under the Revolving Credit Facility because of a decrease in our borrowing base, or obtain new financing, which could adversely affect our operations and financial condition.
On August 4, 2017, the Company entered into a senior secured reserve-based revolving loan facility (the “Revolving Credit Facility”) with $500 million in borrowing commitments and an initial borrowing base of $500 million. The maximum commitment amount was $425 million at December 31, 2017. As of December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility and there was approximately $381 million of available borrowing capacity (which includes a $44 million reduction for outstanding letters of credit).
Redetermination of the borrowing base under the Revolving Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October, with the first scheduled borrowing base redetermination to occur on March 15, 2018. Any reduction in the borrowing base will reduce our available liquidity, and, if the reduction results in the outstanding amount under the Revolving Credit Facility exceeding the borrowing base, we will be required to repay the deficiency. We may not have the financial resources in the future to make any mandatory deficiency principal prepayments required under the Revolving Credit Facility, which could result in an event of default.
In the future, we may not be able to access adequate funding under the Revolving Credit Facility as a result of (i) a decrease in our borrowing base due to the outcome of a borrowing base redetermination, or (ii) an unwillingness or inability on the part of our lending counterparties to meet their funding obligations. Since the process for determining the borrowing base under the Revolving Credit Facility involves evaluating the estimated value of some of our oil and natural gas properties using pricing models determined by the lenders at that time, a decline in those prices used, or further downward reductions of our reserves, likely will result in a redetermination of our borrowing base and a decrease in the available borrowing amount at

Item 1A.    Risk Factors - Continued

the time of the next scheduled redetermination. In such case, we would be required to repay any indebtedness in excess of the borrowing base.
Our Revolving Credit Facility also restricts our ability to obtain new financing. If additional capital is needed, we may not be able to obtain debt or equity financing on terms favorable to us, or at all. If net cash provided by operating activities or cash available under the Revolving Credit Facility is not sufficient to meet our capital requirements, the failure to obtain such additional debt or equity financing could result in a curtailment of our development operations, which in turn could lead to a decline in our reserves.
We may be unable to maintain compliance with the covenants in the Revolving Credit Facility, which could result in an event of default under the Revolving Credit Facility that, if not cured or waived, would have a material adverse effect on our business and financial condition.
Under the Revolving Credit Facility, the Company is required to maintain (i) a maximum total net debt to last twelve months EBITDA ratio of 4.0 to 1.0, and (ii) a minimum adjusted current ratio of 1.0 to 1.0, as well as various affirmative and negative covenants. If we were to violate any of the covenants under the Revolving Credit Facility and were unable to obtain a waiver or amendment, it would be considered a default after the expiration of any applicable grace period. If we were in default under the Revolving Credit Facility, then the lenders may exercise certain remedies including, among others, declaring all borrowings outstanding thereunder, if any, immediately due and payable. This could adversely affect our operations and our ability to satisfy our obligations as they come due.
Restrictive covenants in the Revolving Credit Facility could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
Restrictive covenants in the Revolving Credit Facility impose significant operating and financial restrictions on us and our subsidiaries. These restrictions limit our ability to, among other things:

•	incur additional liens;

•	incur additional indebtedness;

•	merge, consolidate or sell our assets;

•	pay dividends or make other distributions or repurchase or redeem our stock;

•	make certain investments; and

•	enter into transactions with our affiliates.
The Revolving Credit Facility also requires us to comply with certain financial maintenance covenants as discussed above. A breach of any of these covenants could result in a default under our Revolving Credit Facility. If a default occurs and remains uncured or unwaived, the administrative agent or majority lenders under the Revolving Credit Facility may elect to declare all borrowings outstanding thereunder, if any, together with accrued interest and other fees, to be immediately due and payable. The administrative agent or majority lenders under the Revolving Credit Facility would also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay our indebtedness when due or declared due, the administrative agent will also have the right to proceed against the collateral pledged to it to secure the indebtedness under the Revolving Credit Facility. If such indebtedness were to be accelerated, our assets may not be sufficient to repay in full our secured indebtedness.
We may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants in the Revolving Credit Facility. The restrictions contained in the Revolving Credit Facility could:

•	limit our ability to plan for, or react to, market conditions, to meet capital needs or otherwise restrict our activities or business plan; and

•	adversely affect our ability to finance our operations, enter into acquisitions or to engage in other business activities that would be in our interest.

Item 1A.    Risk Factors - Continued

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
While we have hedged a portion of our estimated production for 2018 and 2019, our anticipated production volumes remain mostly unhedged. Based on current expectations for future commodity prices, reduced hedging market liquidity and potential reduced counterparty willingness to enter into new hedges with us, we may be unable to hedge anticipated production volumes on attractive terms or at all, which would subject us to further potential commodity price uncertainty and could adversely affect our net cash provided by operating activities, financial condition and results of operations.
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
Producing oil, natural gas and NGL reservoirs are characterized by declining production rates that vary depending on reservoir characteristics and other factors. The overall rate of decline for our production will change if production from our existing wells declines in a different manner than we have estimated and may change when we drill additional wells, make acquisitions and under other circumstances. Thus, our future oil, natural gas and NGL reserves and production and, therefore, our cash flow and income, are highly dependent on our success in efficiently developing our current reserves and economically finding or acquiring additional recoverable reserves. We may not be able to develop, find or acquire additional reserves to replace our current and future production at acceptable costs, which would adversely affect our net cash provided by operating activities, financial condition and results of operations. In addition, given restrictive covenants under our Revolving Credit Facility and general market conditions, we may be unable to finance potential acquisitions of reserves on terms that are acceptable to us or at all. Our ability to make the necessary capital investment to maintain or expand our asset base of oil and natural gas reserves would be impaired to the extent cash flow from operations is reduced and external sources of capital become limited or unavailable.
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

Item 1A.    Risk Factors - Continued

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
Other companies operate some of the properties in which we have an interest. As of December 31, 2017, nonoperated wells represented approximately 34% of our owned gross wells, or approximately 11% of our owned net wells. We have limited ability to influence or control the operation or future development of these nonoperated properties, including timing of drilling and other scheduled operations activities, compliance with environmental, safety and other regulations, or the amount of capital expenditures that we are required to fund with respect to them. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues, and lead to unexpected future costs.
We have limited control over the operations of the Roan joint venture, which could adversely affect our business.
We have limited control over the operations of Roan Resources LLC (“Roan”). Although we own a 50% equity interest in Roan, we do not control its board of directors. Because of this limited control:

•	Roan may take actions contrary to our strategy or objectives;

•	we have limited ability to influence Roan’s financial performance or operating results;

•	we have limited ability to influence the day to day operations of Roan or its properties, including compliance with environmental, safety and other regulations; and

•	we are dependent on third parties for financial reporting matters upon which our financial statements are based.
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

Item 1A.    Risk Factors - Continued

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

Item 1A.    Risk Factors - Continued

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
Hydraulic fracturing operations require the use of a significant amount of water. Our inability to locate sufficient amounts of water, or dispose of or recycle water used in our drilling and production operations, could adversely impact our operations. Moreover, new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the development or production of natural gas.
Finally, in some instances, the operation of underground injection wells has been alleged to cause earthquakes in some of the states where we operate. Such issues have sometimes led to orders prohibiting continued injection or the suspension of drilling in certain wells identified as possible sources of seismic activity. Such concerns also have resulted in stricter regulatory requirements in some jurisdictions relating to the location and operation of underground injection wells. Future orders or regulations addressing concerns about seismic activity from well injection could affect us, either directly or indirectly, depending on the wells affected.
Legislation and regulation of greenhouse gases could adversely affect our business, and we are subject to risks associated with climate change.
In December 2009, the EPA determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted and implemented regulations to restrict emissions of GHGs under existing provisions of the CAA. In May 2016, the EPA finalized rules that set additional emissions limits for volatile organic compounds and established new controls for emissions of methane from new, modified or reconstructed sources in the oil and natural gas source category, including production, processing, transmission and storage activities. The rule includes first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. In June 2017, EPA issued a proposal to stay certain of these requirements for two years and reconsider the entirety of the 2016 rules; however, the rules currently remain in effect. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the U.S., including, among other things, certain onshore oil and natural gas production facilities, on an annual basis. In addition, in 2015, the U.S. participated in the United Nations Climate Change Conference, which led to the creation of the Paris Agreement. The Paris Agreement requires member countries to review and “represent a

Item 1A.    Risk Factors - Continued

progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. In June 2017, the United States announced its withdrawal from the Paris Agreement, although the earliest possible effective date of withdrawal is November 2020. Despite the planned withdrawal, certain U.S. city and state governments have announced their intention to satisfy their proportionate obligations under the Paris Agreement. Legislation has from time to time been introduced in Congress that would establish measures restricting GHG emissions in the U.S., and a number of states have begun taking actions to control and/or reduce emissions of GHGs. Any such additional regulation could lead to operational delays, increased operating costs and additional regulatory burdens, and reduced production of oil and natural gas, which could adversely affect our business, financial position, results of operations and net cash provided by operating activities.
In addition, some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events. If any such effects were to occur, they could adversely affect or delay demand for the oil or natural gas produced or cause us to incur significant costs in preparing for or responding to those effects.
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
Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and production may be eliminated as a result of future legislation.
In past years, legislation has been proposed that would, if enacted into law, make significant changes to U.S. tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, but are not limited to, (i) the repeal of the percentage depletion allowance for oil and natural gas properties, (ii) the elimination of current deductions for intangible drilling and development costs, or IDCs, and (iii) an extension of the amortization period for certain geological and geophysical expenditures. Although these provisions were largely unchanged in the Tax Cuts and Jobs Act of 2017 (which was signed on December 22, 2017), Congress could consider, and could include, some or all of these proposals as part of future tax reform legislation. It is unclear whether any of the foregoing or similar proposals will be considered and enacted as part of future tax reform legislation and if enacted, how soon any such changes could become effective. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development and any such change could have an adverse effect on our financial position, results of operations and cash flows.
Recent changes in U.S. federal income tax law may have an adverse effect on our cash flows, results of operations or financial condition.
The Tax Cuts and Jobs Act of 2017 may affect our cash flows, results of operations and financial condition. Among other items, the Tax Cuts and Jobs Act of 2017 repealed the deduction for certain U.S. production activities and provided for a new limitation on the deduction for interest expense. Given the scope of this law and the potential interdependency of its changes,

Item 1A.    Risk Factors - Continued

it is difficult at this time to assess whether the overall effect of the Tax Cuts and Jobs Act of 2017 will be cumulatively positive or negative for our earnings and cash flow, but such changes may adversely impact our financial results.
Stockholder Risks
There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.
Funds associated with Fir Tree Inc., York Capital Management Global Advisors, LLC, Elliott Management Corporation and P. Schoenfeld Asset Management LP collectively owned approximately 55% of our outstanding Class A common stock as of December 31, 2017. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions that, in their judgment, could enhance their investment in the Company. Such transactions might adversely affect us or other holders of our Class A common stock.
Our significant concentration of share ownership may adversely affect the trading price of our Class A common stock.
As of December 31, 2017, approximately 55% of our Class A common stock was beneficially owned by four holders, each of which has a representative on our Board of Directors. Our significant concentration of share ownership may adversely affect the trading price of our Class A common stock because of the lack of trading volume in our stock and because investors may perceive disadvantages in owning shares in companies with significant stockholders.
Our ability to pay dividends may impact the trading price of our Class A common stock.
We are not currently paying a cash dividend; however, the Board of Directors periodically reviews our liquidity position to evaluate whether or not to pay a cash dividend. Any future payment of cash dividends would be subject to the restrictions in the Revolving Credit Facility. Our ability to pay dividends or for us to receive dividends from our operating companies may negatively impact the trading price of our Class A common stock.
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
Certain provisions of our Certificate of Incorporation and our Bylaws may have the effect of delaying or preventing changes in control if our Board of Directors determines that such changes in control are not in the best interests of the Company and our stockholders. The provisions in our Certificate of Incorporation and Bylaws include, among other things, those that:

•	authorize our Board of Directors to issue preferred stock and to determine the price and other terms;

•	including preferences and voting rights, of those shares without stockholder approval;

•	establish advance notice procedures for nominating directors or presenting matters at stockholder meetings; and

•	limit the persons who may call special meetings of stockholders.
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
The Company’s obligations under its Revolving Credit Facility are secured by mortgages on substantially all of the Company’s oil and natural gas properties. See Note 6 for additional details about the Revolving Credit Facility.
Offices
The Company’s principal corporate office is located at 600 Travis, Houston, Texas 77002. The Company maintains additional offices in Illinois, Kansas, Louisiana, Michigan, New Mexico, Oklahoma, Texas and Utah.
Item 3.    Legal Proceedings
On May 11, 2016, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040. On January 27, 2017, the Bankruptcy Court entered the Confirmation Order. Consummation of the Plan was subject to certain conditions set forth in the Plan. On February 28, 2017 (the “Effective Date”), all of the conditions were satisfied or waived and the Plan became effective and was implemented in accordance with its terms. The LINN Debtors Chapter 11 cases will remain pending until the final resolution of all outstanding claims.
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
In March 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under the Predecessor Credit Facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31 million. The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order. A hearing was held on April 27, 2017, and on November 13, 2017, the Bankruptcy Court ruled that the secured lenders are not entitled to payment of post-petition default interest. The ruling has been appealed by Wells Fargo and that appeal is pending.
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
Since April 10, 2017, the Successor’s Class A common stock has been listed on the OTCQB market under the trading symbol “LNGG.” No established public trading market existed for the Class A common stock prior to April 10, 2017. From May 24, 2016 through February 28, 2017, the Predecessor’s units were listed on the OTC Markets Group Inc.’s Pink marketplace under the trading symbol “LINEQ.” Prior to May 24, 2016, the Predecessor’s units were listed on the NASDAQ Global Select Market (“NASDAQ”).
In connection with the Company’s reorganization and emergence from bankruptcy, on the Effective Date, all units in the Predecessor outstanding prior to the emergence were canceled. Simultaneous with the cancellation of the units, the Successor authorized for issuance 270,000,000 shares of Class A common stock and 30,000,000 shares of preferred stock, par value $0.001 per share, and issued 91,708,500 shares of Class A common stock primarily to holders of certain classes of claims in the Chapter 11 cases.
At the close of business on January 31, 2018, there were approximately 44 stockholders of record.
The following table sets forth the range of high and low last reported sales prices per share of the Successor and per unit of the Predecessor, as reported by the OTC or NASDAQ, for the periods indicated.

	Share/Unit Price Range
Period	High	Low
2017:
October 1 – December 31	$40.25	$36.50
July 1 – September 30	$37.10	$31.35
April 10 – June 30	$31.65	$26.28
January 1 – February 28	$0.14	$0.09
2016:
October 1 – December 31	$0.34	$0.05
July 1 – September 30	$0.10	$0.05
April 1 – June 30	$0.48	$0.08
January 1 – March 31	$1.95	$0.33
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
The following sets forth information with respect to the Company’s repurchases of its shares of Class A common stock during the fourth quarter of 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(in thousands)

October 1 – 31	590,118	$38.09	590,118	$220,572
November 1 – 30	373,615	$38.63	373,615	$206,139
December 1 – 31	118,861	$37.25	118,861	$201,712
Total	1,082,594	$38.18	1,082,594

(1)
On June 1, 2017, the Company’s Board of Directors announced that it had authorized the repurchase of up to $75 million of the Company’s outstanding shares of Class A common stock. On June 28, 2017, the Company’s Board of Directors announced that it had authorized an increase in the previously announced share repurchase program to up to a total of $200 million of the Company’s outstanding shares of Class A common stock. On October 4, 2017, the Company’s Board of Directors announced that it had authorized an additional increase in the previously announced share repurchase program to up to a total of $400 million of the Company’s outstanding shares of Class A common stock. In accordance with SEC regulations regarding issuer tender offers, the Company’s share repurchase program was suspended as of December 14, 2017 and resumed in February 2018.

Item 6.	Selected Financial Data

The selected financial data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”
Because of numerous acquisitions and divestitures of properties, as well as the impact of the adoption of fresh start accounting on February 28, 2017, the Company’s historical results of operations and period-to-period comparisons of those results and certain other financial data may not be meaningful or indicative of future results. The results of operations of the Company’s California properties and Berry are reported as discontinued operations for all periods presented (see Note 4).

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	For the Year Ended December 31,
			2016	2015	2014	2013
		(in thousands, except per share and per unit amounts)
Statement of operations data:
Oil, natural gas and natural gas liquids sales	$709,363	$188,885	$874,161	$1,065,795	$2,305,573	$2,022,916
Gains (losses) on oil and natural gas derivatives	13,533	92,691	(164,330)	1,027,014	1,127,395	182,906
Depreciation, depletion and amortization	133,711	47,155	342,614	520,219	758,996	809,608
Interest expense, net of amounts capitalized	12,361	16,725	184,870	456,749	496,210	413,581
Income tax expense (benefit)	388,942	(166)	11,194	(6,393)	4,368	(2,199)
Income (loss) from continuing operations	352,672	2,397,609	(367,343)	(3,754,220)	(462,024)	(658,515)
Income (loss) from discontinued operations	82,995	(548)	(1,804,513)	(1,005,591)	10,215	(32,822)
Net income (loss)	435,667	2,397,061	(2,171,856)	(4,759,811)	(451,809)	(691,337)
Net income (loss) attributable to common stockholders/ unitholders	432,860	2,397,061	(2,171,856)	(4,759,811)	(451,809)	(691,337)
Income (loss) from continuing operations per share/unit:
Basic	3.99	6.80	(1.04)	(10.94)	(1.43)	(2.80)
Diluted	3.92	6.80	(1.04)	(10.94)	(1.43)	(2.80)
Income (loss) from discontinued operations per share/unit:
Basic	0.95	(0.01)	(5.12)	(2.93)	0.03	(0.14)
Diluted	0.93	(0.01)	(5.12)	(2.93)	0.03	(0.14)
Net income (loss) per share/unit:
Basic	4.94	6.79	(6.16)	(13.87)	(1.40)	(2.94)
Diluted	4.85	6.79	(6.16)	(13.87)	(1.40)	(2.94)
Dividends/distributions declared per share/unit	$—	$—	$—	$0.938	$2.90	$2.90
Weighted average shares/units outstanding:
Basic	87,646	352,792	352,653	343,323	328,918	237,544
Diluted	88,719	352,792	352,653	343,323	328,918	237,544

Item 6.    Selected Financial Data - Continued

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	At or for the Year Ended December 31,
			2016	2015	2014	2013
		(in thousands)
Cash flow data:
Net cash provided by (used in):
Operating activities	$281,164	$(20,814)	$880,514	$1,249,457	$1,711,890	$1,166,212
Investing activities	1,242,018	(58,756)	(235,840)	(310,417)	(2,021,025)	(818,317)
Financing activities	(1,113,029)	(560,932)	48,015	(938,681)	258,773	(296,967)

Balance sheet data:
Total assets	$2,881,123		$4,660,591	$9,936,880	$16,632,820	$16,436,499
Current portion of long-term debt, net	—		1,937,729	2,841,518	—	—
Long-term debt, net	—		—	4,447,308	8,125,213	6,796,015
Liabilities subject to compromise	—		4,305,005	—	—	—
Total equity (deficit)	2,351,557		(2,396,988)	(268,901)	4,543,605	5,891,427

Item 6.    Selected Financial Data - Continued

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	At or for the Year Ended December 31,
			2016	2015	2014	2013
Production data:
Average daily production – Continuing operations:
Natural gas (MMcf/d)	386	495	511	549	492	440
Oil (MBbls/d)	17.8	20.2	22.1	27.4	33.8	31.0
NGL (MBbls/d)	20.5	21.4	25.4	25.6	31.7	29.6
Total (MMcfe/d)	616	745	796	867	885	804
Average daily production – Equity method investments: (1)
Total (MMcfe/d)	30	—	—	—	—	—
Average daily production – Discontinued operations: (2)
Total (MMcfe/d)	14	30	253	321	325	18

Reserves data: (3)
Proved reserves – Continuing operations:
Natural gas (Bcf)	1,377		2,290	2,212	3,552	2,715
Oil (MMBbls)	27		73	74	148	169
NGL (MMBbls)	72		104	97	146	184
Total (Bcfe)	1,968		3,350	3,240	5,318	4,827
Proved reserves – Equity method investments: (1)
Total (Bcfe)	694		—	—	—	—
Proved reserves – Discontinued operations:
Total (Bcfe)	—		170	1,248	1,986	1,576

(1)	Represents the Company’s 50% equity interest in Roan.

(2)
Production of the Company’s California properties reported as discontinued operations for 2017 is for the period from January 1, 2017 through July 31, 2017. Production of Berry reported as discontinued operations for 2016 and 2013 is for the periods from January 1, 2016 through December 3, 2016, and December 17, 2013 through December 31, 2013, respectively.

(3)
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
When referring to Linn Energy, Inc. (formerly known as Linn Energy, LLC) (“Successor,” “LINN Energy” or the “Company”), the intent is to refer to LINN Energy, a Delaware corporation formed in February 2017, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Linn Energy, Inc. is a successor issuer of Linn Energy, LLC pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Linn Energy, Inc. is not a successor of Linn Energy, LLC for purposes of Delaware corporate law. When referring to the “Predecessor” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to Linn Energy, LLC, the predecessor that will be dissolved following the effective date of the Plan (as defined below) and resolution of all outstanding claims, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.
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
The Company’s properties are located in six operating regions in the United States (“U.S.”):

•	Hugoton Basin, which includes properties located in Kansas, the Oklahoma Panhandle and the Shallow Texas Panhandle;

•	TexLa, which includes properties located in east Texas and north Louisiana;

•	Michigan/Illinois, which includes properties located in the Antrim Shale formation in north Michigan and oil properties in south Illinois;

•	Mid-Continent, which includes Oklahoma properties located in the Arkoma basin and the Northwest STACK, as well as waterfloods in the Central Oklahoma Platform;

•	Permian Basin, which includes properties located in west Texas and southeast New Mexico; and

•	Rockies, which includes Utah properties located in the Uinta Basin.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company also owns a 50% equity interest in Roan, which is focused on the accelerated development of the Merge/SCOOP/STACK play in Oklahoma. During 2017, the Company divested of its properties located in previous operating regions California and South Texas. See below and Note 4 for details of the Company’s divestitures.
For a discussion of the Company’s operating regions, see Item 1. “Business.”
For the year ended December 31, 2017, the Company’s results included the following:

•
oil, natural gas and NGL sales of approximately $709 million and $189 million for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, compared to $874 million for 2016;

•
average daily production of approximately 616 MMcfe/d and 745 MMcfe/d for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, compared to 796 MMcfe/d for 2016;

•
net income attributable to common stockholders/unitholders of approximately $433 million and $2.4 billion for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, compared to net loss attributable to unitholders of approximately $2.2 billion for 2016;

•
net cash provided by operating activities from continuing operations of approximately $265 million and net cash used in operating activities of approximately $30 million for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, compared to net cash provided by operating activities of approximately $831 million for 2016;

•
capital expenditures of approximately $299 million and $46 million for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, compared to $172 million for 2016; and

•	90 wells drilled (all successful) compared to 212 wells drilled (211 successful) for 2016.
Predecessor and Successor Reporting
As a result of the application of fresh start accounting (see Note 3), the Company’s consolidated financial statements and certain note presentations are separated into two distinct periods, the period before the Effective Date (labeled Predecessor) and the period after that date (labeled Successor), to indicate the application of a different basis of accounting between the periods presented. Despite this separate presentation, there was continuity of the Company’s operations.
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
Plan of Reorganization
In accordance with the Plan, on the Effective Date:

•
The Predecessor transferred all of its assets, including equity interests in its subsidiaries, other than LAC and Berry, to Linn Energy Holdco II LLC (“Holdco II”), a newly formed wholly owned subsidiary of the Predecessor and the

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

borrower under the Credit Agreement (as amended, the “Successor Credit Facility”) entered into in connection with the reorganization, in exchange for equity interests in Holdco II and the issuance of interests in the Successor Credit Facility to certain of the Predecessor’s creditors in partial satisfaction of their claims (the “Contribution”). Immediately following the Contribution, the Predecessor transferred equity interests in Holdco II to the Successor in exchange for approximately $530 million in cash, an amount of equity securities in the Successor not to exceed 49.90% of the outstanding equity interests of the Successor, which the Predecessor distributed to certain of its creditors in satisfaction of their claims, and the Successor’s agreement to honor certain obligations of the Predecessor under the Plan. In connection with this transfer, certain entities composing the Successor guaranteed the Successor Credit Facility. Contemporaneously with the reorganization transactions and pursuant to the Plan, (i) LAC assigned all of its rights, title and interest in the membership interests of Berry to Berry Petroleum Corporation, (ii) all of the equity interests in LAC and the Predecessor were canceled and (iii) LAC and the Predecessor commenced liquidation, which is expected to be completed following the resolution of the respective companies’ outstanding claims.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Rights Offerings
On October 25, 2016, the Company entered into a backstop commitment agreement (“Backstop Commitment Agreement”) with the parties thereto (collectively, the “Backstop Parties”). In accordance with the Plan, the Backstop Commitment Agreement and the rights offerings procedures filed in the Chapter 11 cases and approved by the Bankruptcy Court, the eligible creditors were offered the right to purchase Class A common stock from the Successor in connection with the consummation of the Plan for an aggregate purchase price of $530 million.
Under the Backstop Commitment Agreement, certain Backstop Parties agreed to purchase their pro rata share of the shares that were not duly subscribed to pursuant to the offerings at the discounted per share price set forth in the Backstop Commitment Agreement by parties other than Backstop Parties. Pursuant to the Backstop Commitment Agreement, the Backstop Parties were entitled to receive, on the Effective Date, a commitment premium equal to 4.0% of the $530 million committed amount, of which 3.0% was paid in cash and 1.0% was paid in the form of Class A common stock at the discounted per share price set forth in the Backstop Commitment Agreement.
On the Effective Date, all conditions to the rights offerings and the Backstop Commitment Agreement were met, and the rights offerings and the related issuances of Class A common stock were completed.
Divestitures
Below are the Company’s completed divestitures in 2017:

•
On November 30, 2017, the Company completed the sale of its interest in properties located in the Williston Basin (the “Williston Assets Sale”). Cash proceeds received from the sale of these properties were approximately $255 million, net of costs to sell of approximately $3 million, and the Company recognized a net gain of approximately $116 million.

•
On November 30, 2017, the Company completed the sale of its interest in properties located in Wyoming (the “Washakie Assets Sale”). Cash proceeds received from the sale of these properties were approximately $193 million, net of costs to sell of approximately $2 million, and the Company recognized a net gain of approximately $175 million.

•
On September 12, 2017, August 1, 2017, and July 31, 2017, the Company completed the sales of its interest in certain properties located in south Texas (the “South Texas Assets Sales”). Combined cash proceeds received from the sale of these properties were approximately $48 million, net of costs to sell of approximately $1 million, and the Company recognized a combined net gain of approximately $14 million.

•
On August 23, 2017, July 28, 2017, and May 9, 2017, the Company completed the sales of its interest in certain properties located in Texas and New Mexico (the “Permian Assets Sales”). Combined cash proceeds received from the sale of these properties were approximately $31 million and the Company recognized a combined net gain of approximately $29 million.

•
On July 31, 2017, the Company completed the sale of its interest in properties located in the San Joaquin Basin in California (the “San Joaquin Basin Sale”). Cash proceeds received from the sale of these properties were approximately $253 million, net of costs to sell of approximately $4 million, and the Company recognized a net gain of approximately $120 million.

•
On July 21, 2017, the Company completed the sale of its interest in properties located in the Los Angeles Basin in California (the “Los Angeles Basin Sale”). Cash proceeds received from the sale of these properties were approximately $93 million, net of costs to sell of approximately $2 million, and the Company recognized a net gain of approximately $2 million. The Company will receive an additional $7 million contingent payment if certain operational requirements are satisfied within one year from the date of sale.

•
On June 30, 2017, the Company completed the sale of its interest in properties located in the Salt Creek Field in Wyoming (the “Salt Creek Assets Sale”). Cash proceeds received from the sale of these properties were approximately $73 million, net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $30 million.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•
On May 31, 2017, the Company completed the sale of its interest in properties located in western Wyoming (the “Jonah Assets Sale”). Cash proceeds received from the sale of these properties were approximately $559 million, net of costs to sell of approximately $6 million, and the Company recognized a net gain of approximately $277 million.

As a result of the Company’s strategic exit from California (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale), the Company classified the assets and liabilities, results of operations and cash flows of its California properties as discontinued operations on its consolidated financial statements.
Divestitures – Pending
On February 13, 2018, the Company, through certain of its subsidiaries, entered into a definitive purchase and sale agreement to sell its interest in conventional properties located in west Texas for a contract price of $119.5 million, subject to closing adjustments. Proceeds from the sale are expected to be added as additional cash on the Company’s balance sheet to be used for general corporate purposes. The sale is anticipated to close in the first quarter of 2018, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
On January 15, 2018, the Company, through certain of its subsidiaries, entered into a definitive purchase and sale agreement to sell its interest in properties located in the Altamont Bluebell Field in Utah for a contract price of $132 million, subject to closing adjustments. Proceeds from the sale are expected to be added as additional cash on the Company’s balance sheet to be used for general corporate purposes. The sale is anticipated to close in the first quarter of 2018, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
On December 18, 2017, the Company, through certain of its subsidiaries, entered into a definitive purchase and sale agreement to sell its Oklahoma waterflood and Texas Panhandle properties for a contract price of $122 million, subject to closing adjustments. Proceeds from the sale are expected to be added as additional cash on the Company’s balance sheet to be used for general corporate purposes. The sale is anticipated to close in the first quarter of 2018, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
The Company continues to market its remaining assets located in the Permian Basin and the Drunkards Wash Field in Utah.
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
Construction of Cryogenic Plant
In July 2017 the Company renamed its subsidiary LINN Midstream, LLC to Blue Mountain Midstream LLC (“Blue Mountain”) and entered into a definitive agreement with BCCK Engineering, Inc. (“BCCK”) to construct the Chisholm Trail Cryogenic Gas Plant. Blue Mountain’s assets include the Chisholm Trail midstream business (“Chisholm Trail”) located in Oklahoma. Chisholm Trail is located in the Merge/SCOOP/STACK play in the Mid-Continent region and has approximately 30 miles of existing natural gas gathering pipeline and approximately 60 MMcf/d of current refrigeration capacity. Infrastructure expansions are underway to add 35 miles of low pressure gathering pipelines, increase compression throughput and construct a new 225 MMcf/d cryogenic natural gas processing facility with a total capacity of 250 MMcf/d. The Chisholm Trail Cryogenic Gas Plant is expected to be commissioned during the second quarter of 2018.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

2018 Oil and Natural Gas Capital Budget
For 2018, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $134 million, including approximately $34 million related to its oil and natural gas capital program and approximately $98 million related to its plant and pipeline capital. This estimate is under continuous review and subject to ongoing adjustments.
Financing Activities
Tender Offer
On December 14, 2017, the Company’s Board of Directors announced the intention to commence a tender offer to purchase at least $250 million of the Company’s Class A common stock. In January 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated December 20, 2017, as amended, the Company repurchased an aggregate of 6,770,833 shares of Class A common stock at a fixed price of $48.00 per share for a total cost of approximately $325 million (excluding expenses of the tender offer).
Share Repurchase Program
On June 1, 2017, the Company’s Board of Directors announced that it had authorized the repurchase of up to $75 million of the Company’s outstanding shares of Class A common stock. On June 28, 2017, the Company’s Board of Directors announced that it had authorized an increase in the previously announced share repurchase program to up to a total of $200 million, and on October 4, 2017, the Company’s Board authorized another increase up to a total of $400 million of the Company’s outstanding shares of Class A common stock. Any share repurchases are subject to restrictions in the Company’s Revolving Credit Facility (as defined below). In accordance with the SEC’s regulations regarding issuer tender offers, the Company’s share repurchase program was suspended concurrent with the December 14, 2017, announcement of the intent to commence a tender offer. The program was resumed in February 2018 following the expiration of the tender offer.
During the period from June 2017 through December 2017, the Company repurchased an aggregate of 5,690,192 shares of Class A common stock at an average price of $34.85 per share for a total cost of approximately $198 million. At January 31, 2018, approximately $202 million was available for share repurchases under the program.
Revolving Credit Facility
On August 4, 2017, the Company entered into a credit agreement with Holdco II, as borrower, Royal Bank of Canada, as administrative agent, and the lenders and agents party thereto, providing for a new senior secured reserve-based revolving loan facility (the “Revolving Credit Facility”) with $500 million in borrowing commitments and an initial borrowing base of $500 million. The maximum commitment amount was $425 million at December 31, 2017. See Note 6 for additional information about the Revolving Credit Facility.
As of December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility and there was approximately $381 million of available borrowing capacity (which includes a $44 million reduction for outstanding letters of credit). The maturity date is August 4, 2020.
Listing on the OTCQB Market
On the Effective Date, the Predecessor’s units were canceled and ceased to trade on the OTC Markets Group Inc.’s Pink marketplace. In April 2017, the Successor’s Class A common stock was approved for trading on the OTCQB market under the symbol “LNGG.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
The following table reflects the Company’s results of operations for each of the Successor and Predecessor periods presented:

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016
(in thousands)
Revenues and other:
Natural gas sales	$317,529	$99,561	$426,307
Oil sales	258,055	58,560	315,472
NGL sales	133,779	30,764	132,382
Total oil, natural gas and NGL sales	709,363	188,885	874,161
Gains (losses) on oil and natural gas derivatives	13,533	92,691	(164,330)
Marketing and other revenues (1)	103,782	16,551	129,813
	826,678	298,127	839,644
Expenses:
Lease operating expenses	208,446	49,665	296,891
Transportation expenses	113,128	25,972	161,574
Marketing expenses	69,008	4,820	29,736
General and administrative expenses (2)	117,548	71,745	237,841
Exploration costs	3,137	93	4,080
Depreciation, depletion and amortization	133,711	47,155	342,614
Impairment of long-lived assets	—	—	165,044
Taxes, other than income taxes	47,553	14,877	67,648
(Gains) losses on sale of assets and other, net	(623,072)	829	16,257
	69,459	215,156	1,321,685
Other income and (expenses)	(6,754)	(16,717)	(185,707)
Reorganization items, net	(8,851)	2,331,189	311,599
Income (loss) from continuing operations before income taxes	741,614	2,397,443	(356,149)
Income tax expense (benefit)	388,942	(166)	11,194
Income (loss) from continuing operations	352,672	2,397,609	(367,343)
Income (loss) from discontinued operations, net of income taxes	82,995	(548)	(1,804,513)
Net income (loss)	435,667	2,397,061	(2,171,856)
Net income attributable to noncontrolling interests	2,807	—	—
Net income (loss) attributable to common stockholders/unitholders	$432,860	$2,397,061	$(2,171,856)

(1)
Marketing and other revenues for the two months ended February 28, 2017, and the year ended December 31, 2016, include approximately $6 million and $69 million, respectively, of management fee revenues recognized by the Company from Berry. Management fee revenues are included in “other revenues” on the consolidated statements of operations.

(2)
General and administrative expenses for the ten months ended December 31, 2017, the two months ended February 28, 2017, and the year ended December 31, 2016, include approximately $41 million, $50 million and $34 million, respectively, of noncash share-based compensation expenses. In addition, general and administrative expenses for the two months ended February 28, 2017, and the year ended December 31, 2016, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016
Average daily production:
Natural gas (MMcf/d)	386	495	511
Oil (MBbls/d)	17.8	20.2	22.1
NGL (MBbls/d)	20.5	21.4	25.4
Total (MMcfe/d)	616	745	796

Average daily production – Equity method investments: (1)
Total (MMcfe/d)	30	—	—

Weighted average prices: (2)
Natural gas (Mcf)	$2.69	$3.41	$2.28
Oil (Bbl)	$47.42	$49.16	$39.00
NGL (Bbl)	$21.28	$24.37	$14.26

Average NYMEX prices:
Natural gas (MMBtu)	$3.00	$3.66	$2.46
Oil (Bbl)	$50.53	$53.04	$43.32

Costs per Mcfe of production:
Lease operating expenses	$1.11	$1.13	$1.02
Transportation expenses	$0.60	$0.59	$0.55
General and administrative expenses (3)	$0.62	$1.63	$0.82
Depreciation, depletion and amortization	$0.71	$1.07	$1.18
Taxes, other than income taxes	$0.25	$0.34	$0.23

Average daily production – Discontinued operations: (4)
Total (MMcfe/d)	14	30	253

(1)	Represents the Company’s 50% equity interest in Roan. Production of Roan for 2017 is for the period from September 1, 2017 through December 31, 2017.

(2)	Does not include the effect of gains (losses) on derivatives.

(3)
General and administrative expenses for the ten months ended December 31, 2017, the two months ended February 28, 2017, and the year ended December 31, 2016, include approximately $41 million, $50 million and $34 million, respectively, of noncash share-based compensation expenses. In addition, general and administrative expenses for the two months ended February 28, 2017, and the year ended December 31, 2016, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

(4)
Production of the Company’s California properties reported as discontinued operations for 2017 is for the period from January 1, 2017 through July 31, 2017. Production of Berry reported as discontinued operations for 2016 is for the period from January 1, 2016 through December 3, 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales increased by approximately $24 million or 3% to approximately $709 million and $189 million for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, from approximately $874 million for the year ended December 31, 2016, due to higher commodity prices, partially offset by lower production volumes. Higher natural gas, oil and NGL prices resulted in an increase in revenues of approximately $81 million, $58 million and $57 million, respectively.
Average daily production volumes decreased to approximately 616 MMcfe/d and 745 MMcfe/d for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, from approximately 796 MMcfe/d for the year ended December 31, 2016. Lower natural gas, oil and NGL production volumes resulted in a decrease in revenues of approximately $91 million, $56 million and $25 million, respectively.
The following table sets forth average daily production by region:

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016
Average daily production (MMcfe/d):
Rockies	184	294	330
Hugoton Basin	167	159	180
Mid-Continent	97	109	101
TexLa	82	80	72
Permian Basin	44	49	56
Michigan/Illinois	29	29	30
South Texas	13	25	27
	616	745	796
Equity method investments	30	—	—
The increase from 2016 in average daily production volumes in the TexLa region primarily reflects increased development capital spending in the region. The decrease from 2016 in average daily production volumes in the Mid-Continent region primarily reflects lower production volumes as a result of the Roan Contribution on August 31, 2017, partially offset by increased development capital spending in the region. The decreases in average daily production volumes in the Rockies, Permian Basin and South Texas regions primarily reflect lower production volumes as a result of divestitures completed during 2017. See Note 4 for additional information of divestitures. In addition, the decreases in average daily production volumes in these and the remaining regions reflect lower production volumes as a result of reduced development capital spending, as well as marginal well shut-ins, driven by continued low commodity prices. Equity method investments represents the Company’s 50% equity interest in Roan. Production of Roan for 2017 is for the period from September 1, 2017 through December 31, 2017.
Gains (Losses) on Oil and Natural Gas Derivatives
Gains on oil and natural gas derivatives were approximately $14 million and $93 million for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, compared to losses on oil and natural gas derivatives of approximately $164 million for the year ended December 31, 2016, representing a variance of approximately $271 million. Gains on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Other revenues primarily include management fee revenues recognized by the Company from Berry (in the Predecessor periods) and helium sales revenue. Marketing and other revenues decreased by approximately $9 million or 7% to approximately $104 million and $17 million for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, from approximately $130 million for the year ended December 31, 2016. The decrease was primarily due to the management fee revenues from Berry included in the Predecessor periods, partially offset by higher revenues generated by the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $39 million or 13% to approximately $208 million and $50 million for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, from approximately $297 million for the year ended December 31, 2016. The decrease was primarily due to reduced labor costs for field operations as a result of cost savings initiatives and the divestitures completed in 2017. Lease operating expenses per Mcfe increased to $1.11 per Mcfe and $1.13 per Mcfe for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, compared to $1.02 per Mcfe for the year ended December 31, 2016.
Transportation Expenses
Transportation expenses decreased by approximately $23 million or 14% to approximately $113 million and $26 million for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, from approximately $162 million for the year ended December 31, 2016. The decrease was primarily due to reduced costs as a result of lower production volumes and as a result of the divestitures completed in 2017. Transportation expenses per Mcfe increased to $0.60 per Mcfe and $0.59 per Mcfe for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, compared to $0.55 per Mcfe for the year ended December 31, 2016.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses increased by approximately $44 million or 148% to approximately $69 million and $5 million for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, from approximately $30 million for the year ended December 31, 2016. The increase was primarily due to higher expenses associated with the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. In addition, general and administrative expenses in the Predecessor periods include costs incurred by LINN Energy associated with the operations of Berry. General and administrative expenses decreased by approximately $48 million or 20% to approximately $118 million and $72 million for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, from approximately $238 million for the year ended December 31, 2016. The decrease was primarily due to lower salaries and benefits related expenses, the costs associated with the operations of Berry in the Predecessor periods, lower various other administrative expenses including insurance and rent, and lower professional services expenses, partially offset by higher noncash share-based compensation expenses principally driven by the immediate vesting of certain awards on the Effective Date. General and administrative expenses per Mcfe were $0.62 per Mcfe and $1.63 per Mcfe for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, compared to $0.82 per Mcfe for the year ended December 31, 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

For professional services expenses related to the Chapter 11 proceedings that were incurred since the Petition Date, see “Reorganization Items, Net.”
Exploration Costs
Exploration costs decreased by approximately $1 million to approximately $3 million and $93,000 for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, from approximately $4 million for the year ended December 31, 2016. The decrease was primarily due to lower seismic data expenses.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $162 million or 47% to approximately $134 million and $47 million for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, from approximately $343 million for the year ended December 31, 2016. The decrease was primarily due to lower rates as a result of the application of fresh start accounting, as well as lower total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $0.71 per Mcfe and $1.07 per Mcfe for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, from $1.18 per Mcfe for the year ended December 31, 2016.
Impairment of Long-Lived Assets
The Company recorded no impairment charges for the ten months ended December 31, 2017, or the two months ended February 28, 2017. During the year ended December 31, 2016, the Company recorded an impairment charge of approximately $165 million associated with proved oil and natural gas properties in the Mid-Continent and Rockies regions due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves.
Taxes, Other Than Income Taxes

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016
(in thousands)
Severance taxes	$30,074	$9,107	$38,166
Ad valorem taxes	17,337	5,744	28,450
Other	142	26	1,032
	$47,553	$14,877	$67,648
Severance taxes, which are a function of revenues generated from production, increased primarily due to higher commodity prices, partially offset by lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2017 and lower estimated valuations on certain of the Company’s properties.
(Gains) Losses on Sale of Assets and Other, Net
During the ten months ended December 31, 2017, the Company recorded the following amounts related to divestitures (see Note 4):

•	Net gain of approximately $277 million, including costs to sell of approximately $6 million, on the Jonah Assets Sale;

•	Net gain of approximately $175 million, including costs to sell of approximately $2 million, on the Washakie Assets Sale;

•	Net gain of approximately $116 million, including costs to sell of approximately $3 million, on the Williston Assets Sale;

•	Net gain of approximately $30 million, including costs to sell of approximately $1 million, on the Salt Creek Assets Sale;

•	Net gain of approximately $29 million on the Permian Assets Sales;

•	Advisory fees of approximately $17 million associated with the Roan Contribution; and

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

•	Net gain of approximately $14 million, including costs to sell of approximately $1 million, on the South Texas Assets Sales.
Other Income and (Expenses)

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016
(in thousands)
Interest expense, net of amounts capitalized	$(12,361)	$(16,725)	$(184,870)
Earnings from equity method investments	11,840	157	699
Other, net	(6,233)	(149)	(1,536)
	$(6,754)	$(16,717)	$(185,707)
Interest expense decreased primarily due to lower outstanding debt during 2017, the Company’s discontinuation of interest expense recognition on the senior notes for the two months ended February 28, 2017, as a result of the Chapter 11 proceedings, and lower amortization of discounts and financing fees. For the two months ended February 28, 2017, and the period from May 12, 2016 through December 31, 2016, contractual interest, which was not recorded, on the senior notes was approximately $37 million and $143 million, respectively. See “Debt” under “Liquidity and Capital Resources” below for additional details.
The Second Lien Notes were accounted for as a troubled debt restructuring which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. For the two months ended February 28, 2017, and the period from May 12, 2016 through December 31, 2016, unrecorded contractual interest on the Second Lien Notes was approximately $20 million and $76 million, respectively.
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following table summarizes the components of reorganization items included on the consolidated statements of operations:

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016
(in thousands)
Gain on settlement of liabilities subject to compromise	$—	$3,724,750	$—
Recognition of an additional claim for the Predecessor’s Second Lien Notes settlement	—	(1,000,000)	—
Fresh start valuation adjustments	—	(591,525)	—
Income tax benefit related to implementation of the Plan	—	264,889	—
Legal and other professional advisory fees	(8,902)	(46,961)	(56,656)
Unamortized deferred financing fees, discounts and premiums	—	—	(52,045)
Gains related to interest payable on Predecessor’s Second Lien Notes	—	—	551,000
Terminated contracts	—	(6,915)	(66,052)
Other	51	(13,049)	(64,648)
Reorganization items, net	$(8,851)	$2,331,189	$311,599
Income Tax Expense (Benefit)
The Successor was formed as a C corporation. For federal and state income tax purposes (with the exception of the state of Texas), the Predecessor was a limited liability company treated as a partnership, in which income tax liabilities and/or benefits were passed through to the Predecessor’s unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Predecessor’s subsidiaries were C corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $389 million and an income tax benefit of approximately $166,000 for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, compared to an income tax expense of approximately $11 million for the year ended December 31, 2016.
Income (Loss) from Discontinued Operations, Net of Income Taxes
As a result of the Company’s strategic exit from California (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale) and the deconsolidation of Berry, the Company has classified the results of operations of its California properties and Berry as discontinued operations. Income from discontinued operations, net of income taxes was approximately $83 million for the ten months ended December 31, 2017, compared to losses of approximately $548,000 and $1.8 billion for the two months ended February 28, 2017, and the year ended December 31, 2016, respectively. See Note 4 for additional information.
Net Income (Loss) Attributable to Common Stockholders/Unitholders
Net income attributable to common stockholders/unitholders increased by approximately $5.0 billion to net income of approximately $433 million and $2.4 billion for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, from a net loss of approximately $2.2 billion for the year ended December 31, 2016. The increase was primarily due to higher gains included in reorganization items, income compared to losses from discontinued operations, gains on the divestitures completed in 2017, gains compared to losses on commodity derivatives, lower expenses, lower impairment charges and higher production revenues. See discussion above for explanations of variances.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

	Predecessor
	Year Ended December 31,
	2016	2015	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$426,307	$512,538	$(86,231)
Oil sales	315,472	434,961	(119,489)
NGL sales	132,382	118,296	14,086
Total oil, natural gas and NGL sales	874,161	1,065,795	(191,634)
Gains (losses) on oil and natural gas derivatives	(164,330)	1,027,014	(1,191,344)
Marketing and other revenues (1)	129,813	141,647	(11,834)
	839,644	2,234,456	(1,394,812)
Expenses:
Lease operating expenses	296,891	352,077	(55,186)
Transportation expenses	161,574	167,023	(5,449)
Marketing expenses	29,736	35,278	(5,542)
General and administrative expenses (2)	237,841	285,996	(48,155)
Exploration costs	4,080	9,473	(5,393)
Depreciation, depletion and amortization	342,614	520,219	(177,605)
Impairment of long-lived assets	165,044	4,960,144	(4,795,100)
Taxes, other than income taxes	67,648	97,685	(30,037)
(Gains) losses on sale of assets and other, net	16,257	(194,805)	211,062
	1,321,685	6,233,090	(4,911,405)
Other income and (expenses)	(185,707)	238,021	(423,728)
Reorganization items, net	311,599	—	311,599
Loss from continuing operations before income taxes	(356,149)	(3,760,613)	3,404,464
Income tax expense (benefit)	11,194	(6,393)	17,587
Loss from continuing operations	(367,343)	(3,754,220)	3,386,877
Loss from discontinued operations, net of income taxes	(1,804,513)	(1,005,591)	(798,922)
Net loss	$(2,171,856)	$(4,759,811)	$2,587,955

(1)
Marketing and other revenues for the years ended December 31, 2016, and December 31, 2015 include approximately $69 million and $78 million, respectively, of management fee revenues recognized by the Company from Berry. Management fee revenues are included in “other revenues” on the consolidated statements of operations.

(2)
General and administrative expenses for the years ended December 31, 2016, and December 31, 2015, include approximately $34 million and $47 million, respectively, of noncash unit-based compensation expenses. In addition, general and administrative expenses for the years ended December 31, 2016, and December 31, 2015, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Predecessor
	Year Ended December 31,
	2016	2015	Variance
Average daily production:
Natural gas (MMcf/d)	511	549	(7)%
Oil (MBbls/d)	22.1	27.4	(19)%
NGL (MBbls/d)	25.4	25.6	(1)%
Total (MMcfe/d)	796	867	(8)%

Weighted average prices: (1)
Natural gas (Mcf)	$2.28	$2.56	(11)%
Oil (Bbl)	$39.00	$43.42	(10)%
NGL (Bbl)	$14.26	$12.66	13%

Average NYMEX prices:
Natural gas (MMBtu)	$2.46	$2.66	(8)%
Oil (Bbl)	$43.32	$48.80	(11)%

Costs per Mcfe of production:
Lease operating expenses	$1.02	$1.11	(8)%
Transportation expenses	$0.55	$0.53	4%
General and administrative expenses (2)	$0.82	$0.90	(9)%
Depreciation, depletion and amortization	$1.18	$1.64	(28)%
Taxes, other than income taxes	$0.23	$0.31	(26)%

Average daily production – Discontinued operations: (3)
Total (MMcfe/d)	253	321	(21)%

(1)	Does not include the effect of gains (losses) on derivatives.

(2)
General and administrative expenses for the years ended December 31, 2016, and December 31, 2015, include approximately $34 million and $47 million, respectively, of noncash unit-based compensation expenses. In addition, general and administrative expenses for the years ended December 31, 2016, and December 31, 2015, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from bankruptcy as stand-alone, unaffiliated entities.

(3)	Production of Berry reported as discontinued operations for 2016 is for the period from January 1, 2016 through December 3, 2016.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $192 million or 18% to approximately $874 million for the year ended December 31, 2016, from approximately $1.1 billion for the year ended December 31, 2015, due to lower natural gas and oil prices, and lower production volumes, partially offset by higher NGL prices. Lower natural gas and oil prices resulted in a decrease in revenues of approximately $52 million and $36 million, respectively. Higher NGL prices resulted in an increase in revenues of approximately $15 million.
Average daily production volumes decreased to approximately 796 MMcfe/d for the year ended December 31, 2016, from approximately 867 MMcfe/d for the year ended December 31, 2015. Lower oil, natural gas and NGL production volumes resulted in a decrease in revenues of approximately $84 million, $34 million and $1 million, respectively.
The following table sets forth average daily production by region:

	Predecessor
	Year Ended December 31,
	2016	2015	Variance
Average daily production (MMcfe/d):
Rockies	330	359	(29)	(8)%
Hugoton Basin	180	193	(13)	(7)%
Mid-Continent	101	100	1	2%
TexLa	72	72	—	—
Permian Basin	56	80	(24)	(30)%
Michigan/Illinois	30	31	(1)	(3)%
South Texas	27	32	(5)	(14)%
	796	867	(71)	(8)%
The decreases in average daily production volumes primarily reflect reduced development capital spending throughout the Company’s various operating regions, as well as marginal well shut-ins, driven by continued low commodity prices. The decrease in average daily production volumes in the Permian Basin region also reflects lower production volumes as a result of the sale of its remaining position in Howard County in the Permian Basis (the “Howard County Assets Sale”) on August 31, 2015.
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Other revenues primarily include management fee revenues recognized by the Company from Berry and helium sales revenue. Marketing and other revenues decreased by approximately $12 million or 8% to approximately $130 million for the year ended December 31, 2016, from approximately $142 million for the year ended December 31, 2015. The decrease was primarily due to lower management fee revenues from Berry, principally driven by reduced salaries and benefits related expenses at the Company, as well as lower revenues generated by the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms, partially offset by higher helium sales revenue in the Hugoton Basin.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $55 million or 16% to approximately $297 million for the year ended December 31, 2016, from approximately $352 million for the year ended December 31, 2015. The decrease was primarily due to cost savings initiatives and lower workover activities. Lease operating expenses per Mcfe also decreased to $1.02 per Mcfe for the year ended December 31, 2016, from $1.11 per Mcfe for the year ended December 31, 2015.
Transportation Expenses
Transportation expenses decreased by approximately $5 million or 3% to approximately $162 million for the year ended December 31, 2016, from approximately $167 million for the year ended December 31, 2015. The decrease was primarily due to reduced costs as a result of lower production volumes, partially offset by higher costs from nonoperated properties in the Rockies region. Transportation expenses per Mcfe increased to $0.55 per Mcfe for the year ended December 31, 2016, from $0.53 per Mcfe for the year ended December 31, 2015.
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
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. In addition, general and administrative expenses for the years ended December 31, 2016, and December 31, 2015, include costs incurred by LINN Energy associated with the operations of Berry. General and administrative expenses decreased by approximately $48 million or 17% to approximately $238 million for the year ended December 31, 2016, from approximately $286 million for the year ended December 31, 2015. The decrease was primarily due to lower professional services expenses, lower acquisition expenses, lower salaries and benefits related expenses and lower various other administrative expenses including rent. General and administrative expenses for the year ended December 31, 2015, was impacted by advisory fees related to alliance agreements entered into with certain private capital investors. General and administrative expenses per Mcfe also decreased to $0.82 per Mcfe for the year ended December 31, 2016, from $0.90 per Mcfe for the year ended December 31, 2015.
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $177 million or 34% to approximately $343 million for the year ended December 31, 2016, from approximately $520 million for the year ended December 31, 2015. The decrease was primarily due to lower rates as a result of the impairments recorded in 2015 and 2016, as well as lower total production volumes. Depreciation, depletion and amortization per Mcfe also decreased to $1.18 per Mcfe for the year ended December 31, 2016, from $1.64 per Mcfe for the year ended December 31, 2015.
Impairment of Long-Lived Assets
The Company recorded the following noncash impairment charges associated with proved and unproved oil and natural gas properties:

	Predecessor
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
Taxes, Other Than Income Taxes

	Predecessor
	Year Ended December 31,
	2016	2015	Variance
	(in thousands)

Severance taxes	$38,166	$53,016	$(14,850)
Ad valorem taxes	28,450	44,716	(16,266)
Other	1,032	(47)	1,079
	$67,648	$97,685	$(30,037)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Taxes, other than income taxes decreased by approximately $30 million or 31% for the year ended December 31, 2016, compared to the year ended December 31, 2015. Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower natural gas and oil prices and lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to lower estimated valuations on certain of the Company’s properties.
Other Income and (Expenses)

	Predecessor
	Year Ended December 31,
	2016	2015	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(184,870)	$(456,749)	$271,879
Gain on extinguishment of debt	—	708,050	(708,050)
Earnings from equity method investments	699	685	14
Other, net	(1,536)	(13,965)	12,429
	$(185,707)	$238,021	$(423,728)
Other income and (expenses) decreased by approximately $424 million for the year ended December 31, 2016, compared to the year ended December 31, 2015. Interest expense decreased primarily due to the Company’s discontinuation of interest expense recognition on the senior notes for the period from May 12, 2016 through December 31, 2016, as a result of the Chapter 11 proceedings, lower outstanding debt during the period principally as a result of the senior notes repurchased and exchanged during 2015, and lower amortization of discounts and financing fees. For the period from May 12, 2016 through December 31, 2016, contractual interest, which was not recorded, on the senior notes was approximately $143 million. For the year ended December 31, 2015, the Company recorded a gain on extinguishment of debt of approximately $708 million as a result of the repurchases of a portion of its senior notes. Other expenses decreased primarily due to lower write-offs of deferred financing fees related to the LINN Credit Facility and lower bank fees. See “Debt” under “Liquidity and Capital Resources” below for additional details.
The $1.0 billion in aggregate principal amount of Second Lien Notes issued in November 2015 were accounted for as a troubled debt restructuring which requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized. For the period from May 12, 2016 through December 31, 2016, unrecorded contractual interest on the Second Lien Notes was approximately $76 million.
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following table summarizes the components of reorganization items included on the consolidated statement of operations:

Predecessor
Year Ended December 31, 2016
(in thousands)

Legal and other professional advisory fees	$(56,656)
Unamortized deferred financing fees, discounts and premiums	(52,045)
Gain related to interest payable on Predecessor’s Second Lien Notes	551,000
Terminated contracts	(66,052)
Other	(64,648)
Reorganization items, net	$311,599
Income Tax Expense (Benefit)
The Successor was formed as a C corporation. For federal and state income tax purposes (with the exception of the state of Texas), the Predecessor was a limited liability company treated as a partnership, in which income tax liabilities and/or benefits were passed through to the Predecessor’s unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Predecessor’s subsidiaries were C corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $11 million for the year ended December 31, 2016, compared to an income tax benefit of approximately $6 million for the year ended December 31, 2015. The increased income tax expense is primarily due to additional expense recognized related to unit-based compensation in 2016 for which there was no windfall benefit offset as in 2015.
Loss from Discontinued Operations, Net of Income Taxes
As a result of the Company’s strategic exit from California (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale) and the deconsolidation of Berry, the Company has classified the results of operations of its California properties and Berry as discontinued operations. Loss from discontinued operations, net of income taxes was approximately $1.8 billion and $1.0 billion for the years ended December 31, 2016, and December 31, 2015, respectively. See Note 4 for additional information.
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Liquidity and Capital Resources
Since its emergence from Chapter 11 bankruptcy in February 2017, the Company’s sources of cash have primarily consisted of proceeds from its 2017 divestitures of oil and natural gas properties and net cash provided by operating activities. As a result of divesting certain oil and natural gas properties, the Company received over $1.5 billion in net cash proceeds and repaid all of its outstanding debt as of July 31, 2017. The Company has also used its cash to fund capital expenditures, principally for the development of its oil and natural gas properties, and plant and pipeline construction, as well as repurchases of its Class A common stock. Based on current expectations, the Company believes its liquidity and capital resources will be sufficient to conduct its business and operations.
Prior to its emergence from bankruptcy, the Company utilized funds from debt and equity offerings, borrowings under its credit facilities and net cash provided by operating activities for liquidity and capital resources, and the primary use was for the development of oil and natural gas properties, as well as for acquisitions.
See below for details regarding capital expenditures for the periods presented:

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands)
Oil and natural gas	$199,866	$39,409	$126,876	$286,028
Plant and pipeline	93,318	4,990	36,433	2,539
Other	5,626	1,243	8,315	45,387
Capital expenditures, excluding acquisitions	$298,810	$45,642	$171,624	$333,954
Capital expenditures, excluding acquisitions – discontinued operations	$2,033	$436	$23,128	$183,741
The increase in capital expenditures in 2017 was primarily due to oil and natural gas development activities in the Merge/SCOOP/STACK and plant and pipeline construction activities associated with the Chisholm Trail Cryogenic Gas Plant. For 2018, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $134 million, including approximately $34 million related to its oil and natural gas capital program and approximately $98 million related to its plant and pipeline capital. This estimate is under continuous review and subject to ongoing adjustments.
Statements of Cash Flows
The following is a comparative cash flow summary:

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands)
Net cash:
Provided by (used in) operating activities	$281,164	$(20,814)	$880,514	$1,249,457
Provided by (used in) investing activities	1,242,018	(58,756)	(235,840)	(310,417)
Provided by (used in) financing activities	(1,113,029)	(560,932)	48,015	(938,681)
Net increase (decrease) in cash and cash equivalents	$410,153	$(640,502)	$692,689	$359

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Operating Activities
Cash provided by operating activities was approximately $281 million and cash used in operating activities was approximately $21 million for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, compared to approximately $881 million for the year ended December 31, 2016. The decrease was primarily due to lower cash settlements on derivatives, partially offset by higher production related revenues principally due to higher commodity prices. In addition, in February 2017, restricted cash increased by approximately $80 million in order to fund the settlement of certain claims and pay certain professional fees in accordance with the Plan.
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
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands)
Cash flow from investing activities:
Capital expenditures	$(260,316)	$(58,006)	$(215,857)	$(599,050)
Deconsolidation of Berry Petroleum Company, LLC	—	—	(28,549)	—
Investment in discontinued operations	—	—	—	(132,332)
Proceeds from sale of properties and equipment and other	1,156,691	(166)	(4,690)	345,770
Net cash provided by (used in) investing activities – continuing operations	896,375	(58,172)	(249,096)	(385,612)
Net cash provided by (used in) investing activities – discontinued operations	345,643	(584)	13,256	75,195
Net cash provided by (used in) investing activities	$1,242,018	$(58,756)	$(235,840)	$(310,417)
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures increased in 2017 primarily due to higher spending on development activities in the Company’s Mid-Continent, Rockies and TexLa regions. Capital expenditures decreased during 2016 and 2015 primarily due to lower spending on development activities throughout the Company’s various operating regions as a result of continued low commodity prices. The Company made no acquisitions of properties during 2017, 2016 or 2015. The Company has classified the cash flows of its California properties and Berry as discontinued operations.
Proceeds from sale of properties and equipment and other for the ten months ended December 31, 2017, include cash proceeds received of approximately $258 million from the Williston Assets sale, $195 million from the Washakie Assets Sale, approximately $49 million from the South Texas Assets Sales, approximately $31 million from the Permian Basin Assets Sales, approximately $74 million from the Salt Creek Assets Sale and approximately $565 million from the Jonah Assets Sale. An additional $3 million received from the 2017 divestitures and approximately $12 million received from the pending divestiture remains in escrow and is currently classified as restricted cash. See Note 4 for additional details of divestitures. Proceeds from the sale of properties and equipment and other for the year ended December 31, 2015, include approximately $276 million in net cash proceeds received from the Howard County Assets Sale in August 2015.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financing Activities
Cash used in financing activities was approximately $1.1 billion and $561 million for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively, compared to cash provided by financing activities of approximately $48 million for the year ended December 31, 2016. During the year ended December 31, 2015, cash used in financing activities was approximately $939 million. In 2017, the primary use of cash in financing activities was for repayments of debt. During the year ended December 31, 2016, the Company borrowed approximately $979 million under its credit facility, including approximately $919 million in February 2016 which represented the remaining undrawn amount that was available. In addition, during the year ended December 31, 2016, the Company repaid approximately $913 million under its credit facility and term loan, primarily using the net cash proceeds from canceled derivative contracts (see Note 7).
The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands)
Proceeds from borrowings:
Successor Credit Facility	$190,000	$—	$—	$—
Predecessor Credit Facility	—	—	978,500	1,445,000
	$190,000	$—	$978,500	$1,445,000
Repayments of debt:
Successor Credit Facility	$(790,000)	$—	$—	$—
Successor Term Loan	(300,000)	—	—	—
Predecessor Credit Facility	—	(1,038,986)	(814,298)	(1,275,000)
Predecessor senior notes	—	—	—	(553,461)
Predecessor bridge loan and term loan	—	—	(98,911)	—
	$(1,090,000)	$(1,038,986)	$(913,209)	$(1,828,461)
On February 28, 2017, the Company canceled its obligations under the Predecessor Credit Facility and entered into the Successor Credit Facility, which was a net transaction and is reflected as such on the consolidated statement of cash flows. In addition, in February 2017, the Company made a $30 million payment to holders of claims under the Second Lien Notes, and also issued 41,359,806 shares of Class A common stock to participants in the rights offerings extended by the Company to certain holders of claims arising under the Second Lien Notes and the Unsecured Notes for net proceeds of approximately $514 million. See Note 15 for details about the Company’s borrowings and repayments of debt that were reflected as noncash transactions.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Debt
The following summarizes the Company’s outstanding debt:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
(in thousands, except percentages)
Revolving credit facility	$—	$—
Predecessor credit facility	—	1,654,745
Predecessor term loan	—	284,241
6.50% senior notes due May 2019	—	562,234
6.25% senior notes due November 2019	—	581,402
8.625% senior notes due April 2020	—	718,596
12.00% senior secured second lien notes due December 2020	—	1,000,000
7.75% senior notes due February 2021	—	779,474
6.50% senior notes due September 2021	—	381,423
Net unamortized deferred financing fees	—	(1,257)
Total debt, net	—	5,960,858
Less current portion, net (1)	—	(1,937,729)
Less liabilities subject to compromise (2)	—	(4,023,129)
Long-term debt	$—	$—

(1)	Due to covenant violations, the Predecessor’s credit facility and term loan were classified as current at December 31, 2016.

(2)
The Predecessor’s senior notes and Second Lien Notes were classified as liabilities subject to compromise at December 31, 2016. On the Effective Date, pursuant to the terms of the Plan, all outstanding amounts under these debt instruments were canceled.

As of January 31, 2018, there were no borrowings outstanding under the Revolving Credit Facility and there was approximately $378 million of available borrowing capacity (which includes a $47 million reduction for outstanding letters of credit).
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Share Repurchase Program
On June 1, 2017, the Company’s Board of Directors announced that it had authorized the repurchase of up to $75 million of the Company’s outstanding shares of Class A common stock. On June 28, 2017, the Company’s Board of Directors announced that it had authorized an increase in the previously announced share repurchase program to up to a total of $200 million, and on October 4, 2017, the Company’s Board authorized another increase up to a total of $400 million of the Company’s outstanding shares of Class A common stock. Any share repurchases are subject to restrictions in the Revolving Credit Facility. During the period from June 2017 through December 2017, the Company repurchased an aggregate of 5,690,192 shares of Class A common stock at an average price of $34.85 per share for a total cost of approximately $198 million.
Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value. The Company’s counterparties are participants in the Revolving Credit Facility. The Revolving Credit Facility is secured by certain of the Company’s and its subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
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
Off-Balance Sheet Arrangements
The Company enters into certain off-balance sheet arrangements and transactions, including operating lease arrangements and undrawn letters of credit. In addition, the Company enters into other contractual agreements in the normal course of business for processing and transportation as well as for other oil and natural gas activities. Other than the items discussed above, there are no other arrangements, transactions or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company’s liquidity or capital resource positions.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Commitments and Contractual Obligations
The following is a summary of the Company’s commitments and contractual obligations as of December 31, 2017:

	Payments Due
Contractual Obligations	Total	2018	2019 – 2020	2021 – 2022	2023 and Beyond
	(in thousands)
Operating lease obligations:
Office, property and equipment leases	$5,292	$2,812	$2,468	$12	$—
Other:
Commodity derivatives	12,952	10,103	2,849	—	—
Asset retirement obligations	164,553	3,926	8,613	7,731	144,283
Capital commitments	36,035	36,020	10	5	—
	$218,832	$52,861	$13,940	$7,748	$144,283

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
Upon adoption of fresh start accounting, the reorganization value derived from the enterprise value as disclosed in the Plan was allocated to the Company’s assets and liabilities based on their fair values (except for deferred income taxes) in accordance with ASC 805 “Business Combinations” (“ASC 805”). The amount of deferred income taxes recorded was determined in accordance with ASC 740 “Income Taxes” (“ASC 740”). The Effective Date fair values of the Company’s assets and liabilities differed materially from their recorded values as reflected on the historical balance sheet. The effects of the Plan and the application of fresh start accounting were reflected on the consolidated balance sheet as of February 28, 2017, and the related adjustments thereto were recorded on the consolidated statement of operations for the two months ended February 28, 2017. As a result of the application of fresh start accounting and the effects of the implementation of the

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

plan of reorganization, the consolidated financial statements on or after February 28, 2017, are not comparable with the consolidated financial statements prior to that date. See Note 3 for additional information.
Oil and Natural Gas Reserves
Proved reserves are based on the quantities of oil, natural gas and NGL that by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. The independent engineering firm, DeGolyer and MacNaughton, prepared a reserve and economic evaluation of all of the Company properties on a well-by-well basis as of December 31, 2017, and the reserve estimates reported herein were prepared by DeGolyer and MacNaughton. The reserve estimates were reviewed and approved by the Company’s senior engineering staff and management, with final approval by its Executive Vice President and Chief Operating Officer.
Reserves and their relation to estimated future net cash flows impact the Company’s depletion and impairment calculations as well as the Company’s application of fresh start accounting. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. The process performed by the independent engineers to prepare reserve amounts included their estimation of reserve quantities, future production rates, future net revenue and the present value of such future net revenue, based in part on data provided by the Company. The estimates of reserves conform to the guidelines of the SEC, including the criteria of “reasonable certainty,” as it pertains to expectations about the recoverability of reserves in future years.
The accuracy of reserve estimates is a function of many factors including the following: the quality and quantity of available data, the interpretation of that data, the accuracy of various economic assumptions and the judgments of the individuals preparing the estimates. In addition, reserve estimates are a function of many assumptions, all of which could deviate significantly from actual results. As such, reserve estimates may materially vary from the ultimate quantities of oil, natural gas and NGL eventually recovered. For additional information regarding estimates of reserves, including the standardized measure of discounted future net cash flows, see “Supplemental Oil and Natural Gas Data (Unaudited)” in Item 8. “Financial Statements and Supplementary Data” and see also Item 1. “Business.”
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
The Company recorded no impairment charges associated with proved oil and natural gas properties during 2017. Based on the analysis described above, for the years ended December 31, 2016, and December 31, 2015, the Company recorded noncash impairment charges of approximately $165 million and $4.1 billion, respectively, associated with proved oil and natural gas properties. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the consolidated statements of operations.
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
The Company recorded no impairment charges associated with unproved properties for the years ended December 31, 2017, or December 31, 2016. Based on the analysis described above, for the year ended December 31, 2015, the Company recorded noncash impairment charges of approximately $828 million associated with unproved oil and natural gas properties. The carrying values of the impaired unproved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the consolidated statements of operations.
Accounting for Investment in Roan Resources LLC
The Company uses the equity method of accounting for its investment in Roan. The Company’s equity earnings (losses) consists of its share of Roan’s earnings or losses and the amortization of the difference between the Company’s investment in Roan and Roan’s underlying net assets attributable to certain assets. Impairment testing on the Company’s investment in Roan is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. See Note 5 for additional details about the Company’s investment in Roan.
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
Commodity Price Risk
The Company’s most significant market risk relates to prices of oil, natural gas and NGL. The Company expects commodity prices to remain volatile and unpredictable. As commodity prices decline or rise significantly, revenues and cash flows are

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk - Continued

likewise affected. In addition, future declines in commodity prices may result in noncash write-downs of the Company’s carrying amounts of its assets.
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
At December 31, 2017, the fair value of fixed price swaps and collars was a net liability of approximately $2 million. A 10% increase in the index oil and natural gas prices above the December 31, 2017, prices would result in a net liability of approximately $45 million, which represents a decrease in the fair value of approximately $43 million; conversely, a 10% decrease in the index oil and natural gas prices below the December 31, 2017, prices would result in a net asset of approximately $38 million, which represents an increase in the fair value of approximately $40 million.
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
Interest Rate Risk
At December 31, 2017, the Company had no debt outstanding under the Revolving Credit Facility. At December 31, 2016, the Company had debt outstanding under the Predecessor Credit Facility of approximately $1.9 billion which incurred interest at floating rates. A 1% increase in the respective market rates would result in an estimated $19 million increase in annual interest expense.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or processes may deteriorate.
As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013) by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017, based on those criteria.

/s/ Linn Energy, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Linn Energy, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Linn Energy, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, statements of equity, and statements of cash flows for the ten months ended December 31, 2017 (Successor), the two months ended February 28, 2017 and for the years ended December 31, 2016 and 2015 (Predecessor), and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the ten months ended December 31, 2017 (Successor), the two months ended February 28, 2017 and for the years ended December 31, 2016 and 2015 (Predecessor), in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis of Presentation
As discussed in Note 2 to the consolidated financial statements, the Company emerged from bankruptcy on February 28, 2017. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Note 2.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2005.
Houston, Texas
February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Linn Energy, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Linn Energy, Inc.’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of operations, statements of equity, and statements of cash flows for the ten months ended December 31, 2017 (Successor), the two months ended February 28, 2017 and for the years ended December 31, 2016 and 2015 (Predecessor), and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Houston, Texas
February 27, 2018

LINN ENERGY, INC.
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	December 31, 2017	December 31, 2016
(in thousands, except share and unit amounts)
ASSETS
Current assets:
Cash and cash equivalents	$464,508	$694,857
Accounts receivable – trade, net	140,485	198,064
Derivative instruments	9,629	—
Restricted cash	56,445	1,602
Other current assets	79,771	105,310
Assets held for sale	106,963	—
Current assets of discontinued operations	—	701
Total current assets	857,801	1,000,534

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	950,083	12,349,117
Less accumulated depletion and amortization	(49,619)	(9,843,908)
	900,464	2,505,209

Other property and equipment	480,729	618,262
Less accumulated depreciation	(28,658)	(217,724)
	452,071	400,538

Derivative instruments	469	—
Deferred income taxes	198,417	—
Equity method investments	464,926	6,200
Other noncurrent assets	6,975	7,784
Noncurrent assets of discontinued operations	—	740,326
	670,787	754,310
Total noncurrent assets	2,023,322	3,660,057
Total assets	$2,881,123	$4,660,591

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$253,975	$295,081
Derivative instruments	10,103	82,508
Current portion of long-term debt, net	—	1,937,729
Other accrued liabilities	58,617	25,979
Liabilities held for sale	43,302	—
Current liabilities of discontinued operations	—	321
Total current liabilities	365,997	2,341,618
Derivative instruments	2,849	11,349
Other noncurrent liabilities	160,720	360,405
Noncurrent liabilities of discontinued operations	—	39,202
Liabilities subject to compromise	—	4,305,005

Commitments and contingencies (Note 11)

LINN ENERGY, INC.
CONSOLIDATED BALANCE SHEETS - Continued

	Successor	Predecessor
	December 31, 2017	December 31, 2016
(in thousands, except share and unit amounts)
Equity (deficit):
Predecessor units issued and outstanding (no units issued or outstanding at December 31, 2017; 352,792,474 units issued and outstanding at December 31, 2016)	—	5,386,885
Predecessor accumulated deficit	—	(7,783,873)
Successor preferred stock ($0.001 par value, 30,000,000 shares authorized and no shares issued at December 31, 2017; no shares authorized or issued at December 31, 2016)	—	—
Successor Class A common stock ($0.001 par value, 270,000,000 shares authorized and 83,582,176 shares issued at December 31, 2017; no shares authorized or issued at December 31, 2016)	84	—
Successor additional paid-in capital	1,899,642	—
Successor retained earnings	432,860	—
Total common stockholders’/unitholders’ equity (deficit)	2,332,586	(2,396,988)
Noncontrolling interests	18,971	—
Total equity (deficit)	2,351,557	(2,396,988)
Total liabilities and equity (deficit)	$2,881,123	$4,660,591
The accompanying notes are an integral part of these consolidated financial statements.

LINN ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands, except per share and per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$709,363	$188,885	$874,161	$1,065,795
Gains (losses) on oil and natural gas derivatives	13,533	92,691	(164,330)	1,027,014
Marketing revenues	82,943	6,636	36,505	43,876
Other revenues	20,839	9,915	93,308	97,771
	826,678	298,127	839,644	2,234,456
Expenses:
Lease operating expenses	208,446	49,665	296,891	352,077
Transportation expenses	113,128	25,972	161,574	167,023
Marketing expenses	69,008	4,820	29,736	35,278
General and administrative expenses	117,548	71,745	237,841	285,996
Exploration costs	3,137	93	4,080	9,473
Depreciation, depletion and amortization	133,711	47,155	342,614	520,219
Impairment of long-lived assets	—	—	165,044	4,960,144
Taxes, other than income taxes	47,553	14,877	67,648	97,685
(Gains) losses on sale of assets and other, net	(623,072)	829	16,257	(194,805)
	69,459	215,156	1,321,685	6,233,090
Other income and (expenses):
Interest expense, net of amounts capitalized	(12,361)	(16,725)	(184,870)	(456,749)
Gain on extinguishment of debt	—	—	—	708,050
Earnings from equity method investments	11,840	157	699	685
Other, net	(6,233)	(149)	(1,536)	(13,965)
	(6,754)	(16,717)	(185,707)	238,021
Reorganization items, net	(8,851)	2,331,189	311,599	—
Income (loss) from continuing operations before income taxes	741,614	2,397,443	(356,149)	(3,760,613)
Income tax expense (benefit)	388,942	(166)	11,194	(6,393)
Income (loss) from continuing operations	352,672	2,397,609	(367,343)	(3,754,220)
Income (loss) from discontinued operations, net of income taxes	82,995	(548)	(1,804,513)	(1,005,591)
Net income (loss)	435,667	2,397,061	(2,171,856)	(4,759,811)
Net income attributable to noncontrolling interests	2,807	—	—	—
Net income (loss) attributable to common stockholders/unitholders	$432,860	$2,397,061	$(2,171,856)	$(4,759,811)

LINN ENERGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - Continued

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands, except per share and per unit amounts)
Income (loss) per share/unit attributable to common stockholders/unitholders:
Income (loss) from continuing operations per share/unit – Basic	$3.99	$6.80	$(1.04)	$(10.94)
Income (loss) from continuing operations per share/unit – Diluted	$3.92	$6.80	$(1.04)	$(10.94)

Income (loss) from discontinued operations per share/unit – Basic	$0.95	$(0.01)	$(5.12)	$(2.93)
Income (loss) from discontinued operations per share/unit – Diluted	$0.93	$(0.01)	$(5.12)	$(2.93)

Net income (loss) per share/unit – Basic	$4.94	$6.79	$(6.16)	$(13.87)
Net income (loss) per share/unit – Diluted	$4.85	$6.79	$(6.16)	$(13.87)

Weighted average shares/units outstanding – Basic	87,646	352,792	352,653	343,323
Weighted average shares/units outstanding – Diluted	88,719	352,792	352,653	343,323
The accompanying notes are an integral part of these consolidated financial statements.

LINN ENERGY, INC.
CONSOLIDATED STATEMENTS OF EQUITY (PREDECESSOR)

	Units	Unitholders’ Capital	Accumulated Deficit	Treasury Units (at Cost)	Total Unitholders’ Capital (Deficit)
	(in thousands)

December 31, 2014 (Predecessor)	331,975	$5,395,811	$(852,206)	$—	$4,543,605
Sale of units, net of offering costs of $8,762	19,622	224,665	—	—	224,665
Issuance of units	3,611	—	—	—	—
Cancellation of units	(191)	(672)	—	672	—
Purchase of units		—	—	(672)	(672)
Distributions to unitholders		(323,878)	—	—	(323,878)
Unit-based compensation expenses		56,136	—	—	56,136
Reclassification of distributions paid on forfeited restricted units		865	—	—	865
Excess tax benefit from unit-based compensation and other		(9,811)	—	—	(9,811)
Net loss		—	(4,759,811)	—	(4,759,811)
December 31, 2015 (Predecessor)	355,017	5,343,116	(5,612,017)	—	(268,901)
Issuance of units	5	—	—	—	—
Cancellation of units	(2,230)	—	—	—	—
Unit-based compensation expenses		44,218	—	—	44,218
Other		(449)	—	—	(449)
Net loss		—	(2,171,856)	—	(2,171,856)
December 31, 2016 (Predecessor)	352,792	5,386,885	(7,783,873)	—	(2,396,988)
Net income		—	2,397,061	—	2,397,061
Other		(73)	—	—	(73)
February 28, 2017 (Predecessor)	352,792	5,386,812	(5,386,812)	—	—
Cancellation of predecessor equity	(352,792)	(5,386,812)	5,386,812	—	—
February 28, 2017 (Predecessor)	—	$—	$—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

LINN ENERGY, INC.
CONSOLIDATED STATEMENT OF EQUITY (SUCCESSOR)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Total Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
	(in thousands)

Issuances of successor Class A common stock	89,230	$89	$2,021,142	$—	$2,021,231	$—	$2,021,231
Share-based compensation expenses		—	13,750	—	13,750	—	13,750
February 28, 2017 (Successor)	89,230	89	2,034,892	—	2,034,981	—	2,034,981
Net income		—	—	432,860	432,860	2,807	435,667
Issuances of successor Class A common stock	42	—	—	—	—	—	—
Repurchases of successor Class A common stock	(5,690)	(5)	(198,283)	—	(198,288)	—	(198,288)
Share-based compensation expenses		—	77,790	—	77,790	—	77,790
Initial allocation of noncontrolling interests upon conversion of subsidiary units		—	(17,605)	—	(17,605)	17,605	—
Distributions to noncontrolling interests		—	—	—	—	(1,596)	(1,596)
Subsidiary equity transactions		—	(155)	—	(155)	155	—
Other		—	3,003	—	3,003	—	3,003
December 31, 2017 (Successor)	83,582	$84	$1,899,642	$432,860	$2,332,586	$18,971	$2,351,557
The accompanying notes are an integral part of these consolidated financial statements.

LINN ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands)
Cash flow from operating activities:
Net income (loss)	$435,667	$2,397,061	$(2,171,856)	$(4,759,811)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	(82,995)	548	1,804,513	1,005,591
Depreciation, depletion and amortization	133,711	47,155	342,614	520,219
Impairment of long-lived assets	—	—	165,044	4,960,144
Deferred income taxes	381,313	(166)	11,367	4,606
Total (gains) losses on derivatives, net	(13,533)	(92,691)	164,330	(1,027,014)
Cash settlements on derivatives	26,793	(11,572)	860,778	1,135,319
Share-based compensation expenses	41,285	50,255	44,218	56,136
Gain on extinguishment of debt	—	—	—	(708,050)
Amortization and write-off of deferred financing fees	3,711	1,338	13,356	30,993
(Gains) losses on sale of assets and other, net	(667,549)	1,069	13,007	(188,200)
Reorganization items, net	—	(2,359,364)	(365,367)	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	41,094	(7,216)	(71,059)	211,884
(Increase) decrease in other assets	4,548	402	(17,733)	(9,142)
(Increase) decrease in restricted cash	2,151	(80,164)	—	—
Increase (decrease) in accounts payable and accrued expenses	(48,963)	20,949	38,468	(98,223)
Increase (decrease) in other liabilities	7,740	2,801	(515)	(51,266)
Net cash provided by (used in) operating activities – continuing operations	264,973	(29,595)	831,165	1,083,186
Net cash provided by operating activities – discontinued operations	16,191	8,781	49,349	166,271
Net cash provided by (used in) operating activities	281,164	(20,814)	880,514	1,249,457

LINN ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands)
Cash flow from investing activities:
Development of oil and natural gas properties	(171,721)	(50,597)	(172,298)	(550,083)
Purchases of other property and equipment	(88,595)	(7,409)	(43,559)	(48,967)
Deconsolidation of Berry Petroleum Company, LLC cash	—	—	(28,549)	—
Investment in discontinued operations	—	—	—	(132,332)
Proceeds from sale of properties and equipment and other	1,156,691	(166)	(4,690)	345,770
Net cash provided by (used in) investing activities – continuing operations	896,375	(58,172)	(249,096)	(385,612)
Net cash provided by (used in) investing activities – discontinued operations	345,643	(584)	13,256	75,195
Net cash provided by (used in) investing activities	1,242,018	(58,756)	(235,840)	(310,417)

Cash flow from financing activities:
Proceeds from rights offerings, net	—	514,069	—	—
Proceeds from sale of units	—	—	—	224,665
Repurchases of shares	(198,288)	—	—	—
Proceeds from borrowings	190,000	—	978,500	1,445,000
Repayments of debt	(1,090,000)	(1,038,986)	(913,209)	(1,828,461)
Payment to holders of claims under the second lien notes	—	(30,000)	—	—
Distributions to unitholders	—	—	—	(323,878)
Debt issuance costs paid	(7,729)	—	(752)	(17,916)
Settlement of advance from discontinued operations	—	—	—	(129,217)
Excess tax benefit from unit-based compensation	—	—	—	(9,467)
Other	(7,012)	(6,015)	(14,823)	(74,958)
Net cash provided by (used in) financing activities – continuing operations	(1,113,029)	(560,932)	49,716	(714,232)
Net cash used in financing activities – discontinued operations	—	—	(1,701)	(224,449)
Net cash provided by (used in) financing activities	(1,113,029)	(560,932)	48,015	(938,681)
Net increase (decrease) in cash and cash equivalents	410,153	(640,502)	692,689	359
Cash and cash equivalents:
Beginning	54,355	694,857	2,168	1,809
Ending	464,508	54,355	694,857	2,168
Less cash and cash equivalents of discontinued operations at end of year	—	—	—	(1,023)
Ending – continuing operations	$464,508	$54,355	$694,857	$1,145
The accompanying notes are an integral part of these consolidated financial statements.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Basis of Presentation and Significant Accounting Policies
When referring to Linn Energy, Inc. (formerly known as Linn Energy, LLC) (“Successor,” “LINN Energy” or the “Company”), the intent is to refer to LINN Energy, a Delaware corporation formed in February 2017, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Linn Energy, Inc. is a successor issuer of Linn Energy, LLC pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Linn Energy, Inc. is not a successor of Linn Energy, LLC for purposes of Delaware corporate law. When referring to the “Predecessor” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to Linn Energy, LLC, the predecessor that will be dissolved following the effective date of the Plan (as defined below) and resolution of all outstanding claims, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.
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
The Company’s properties are currently located in six operating regions in the United States (“U.S.”): Hugoton Basin, which includes properties located in Kansas, the Oklahoma Panhandle and the Shallow Texas Panhandle; TexLa, which includes properties located in east Texas and north Louisiana; Michigan/Illinois, which includes properties located in the Antrim Shale formation in north Michigan and oil properties in south Illinois; Mid-Continent, which includes Oklahoma properties located in the Arkoma basin and the Northwest STACK, as well as waterfloods in the Central Oklahoma Platform; Permian Basin, which includes properties located in west Texas and southeast New Mexico; and Rockies, which includes Utah properties located in Uinta Basin. The Company also owns a 50% equity interest in Roan Resources LLC (“Roan”), which is focused on the accelerated development of the Merge/SCOOP/STACK play in Oklahoma. During 2017, the Company divested of its properties located in previous operating regions California and South Texas.
Principles of Consolidation and Reporting
The Company presents its consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation. Noncontrolling interests represent ownership in the net assets of the Company’s consolidated subsidiary, Linn Energy Holdco LLC (“Holdco”), not attributable to LINN Energy, and are presented as a component of equity. Changes in the Company’s ownership interests in Holdco that do not result in deconsolidation are recognized in equity. See Note 14 for additional information about noncontrolling interests. Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method. See Note 5 for additional information about equity method investments.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The consolidated financial statements for previous periods include certain reclassifications that were made to conform to current presentation. The Company has also classified the assets and liabilities of its California properties, as well as the results of operations and cash flows of its California properties and Berry, as discontinued operations on its consolidated financial statements. Such reclassifications have no impact on previously reported net income (loss), stockholders’/unitholders’ equity (deficit) or cash flows. See Note 4 for additional information.
Bankruptcy Accounting
The consolidated financial statements have been prepared as if the Company will continue as a going concern and reflect the application of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”). ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, gains and losses that are realized or incurred in the bankruptcy proceedings are recorded in “reorganization items, net” on the Company’s consolidated statements of operations. In addition, prepetition unsecured and under-secured obligations that may be impacted by the bankruptcy reorganization process have been classified as “liabilities subject to compromise” on the Company’s consolidated balance sheet at December 31, 2016. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less.
Upon emergence from bankruptcy on February 28, 2017, the Company adopted fresh start accounting which resulted in the Company becoming a new entity for financial reporting purposes. As a result of the application of fresh start accounting and the effects of the implementation of the plan of reorganization, the consolidated financial statements on or after February 28, 2017, are not comparable with the consolidated financial statements prior to that date. See Note 3 for additional information.
Use of Estimates
The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the amount of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenues and expenses. The estimates that are particularly significant to the financial statements include estimates of the Company’s reserves of oil, natural gas and natural gas liquids (“NGL”), future cash flows from oil and natural gas properties, depreciation, depletion and amortization, asset retirement obligations, certain revenues and operating expenses, and fair values of commodity derivatives. In addition, as part of fresh start accounting, the Company made estimates and assumptions related to its reorganization value, liabilities subject to compromise, the fair value of assets and liabilities recorded as a result of the adoption of fresh start accounting and income taxes.
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
Recently Adopted Accounting Standards
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

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

New Accounting Standards Issued But Not Yet Adopted
In November 2016, the FASB issued an ASU that is intended to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. This ASU will be applied retrospectively as of the date of adoption and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (early adoption permitted). The Company is currently evaluating the impact of the adoption of this ASU on its financial statements and related disclosures. The adoption of this ASU is expected to result in the inclusion of restricted cash in the beginning and ending balances of cash on the statements of cash flows and disclosure reconciling cash and cash equivalents presented on the balance sheets to cash, cash equivalents and restricted cash on the statements of cash flows.
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
In May 2014, the FASB issued an ASU that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company has completed an initial review of contracts in each of its revenue streams and is developing accounting policies to address the provisions of the ASU. While the Company does not currently expect its net income to be materially impacted, the Company’s gross revenues and expenses are expected to be impacted based on a determination of when control of the commodity is transferred and whether it is acting as a principal or agent in certain transactions. In addition, the Company expects to recognize revenue for commodities received as noncash consideration in exchange for services provided by its midstream business and revenue and associated cost of product for the subsequent sale of those same commodities. This recognition will result in an increase to revenues and expenses with no impact on net income. The Company continues to evaluate the impact of these and other provisions of the ASU on its accounting policies, internal controls and financial statements. The Company will adopt this new standard as of January 1, 2018, using the modified retrospective method with a cumulative adjustment to retained earnings.
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
Accounts Receivable – Trade, Net
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In establishing the required allowance, management considers historical losses, current receivables aging, and existing industry and national economic data. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is remote. The balance in the Company’s allowance for doubtful accounts related to trade accounts receivable was approximately $1 million and $8 million at December 31, 2017, and December 31, 2016, respectively.
Inventories
Materials, supplies and commodity inventories are valued at the lower of average cost and net realizable value.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Oil and Natural Gas Properties
As a result of the application of fresh start accounting, the Company recorded its oil and natural gas properties at fair value as of the Effective Date. See Note 3 for additional information.
Proved Properties
The Company accounts for oil and natural gas properties in accordance with the successful efforts method. In accordance with this method, all leasehold and development costs of proved properties are capitalized and amortized on a unit-of-production basis over the remaining life of the proved reserves and proved developed reserves, respectively. Costs of retired, sold or abandoned properties that constitute a part of an amortization base are charged or credited, net of proceeds, to accumulated depreciation, depletion and amortization unless doing so significantly affects the unit-of-production amortization rate, in which case a gain or loss is recognized currently. Gains or losses from the disposal of other properties are recognized currently. Expenditures for maintenance and repairs necessary to maintain properties in operating condition are expensed as incurred. Estimated dismantlement and abandonment costs are capitalized, net of salvage, at their estimated net present value and amortized on a unit-of-production basis over the remaining life of the related proved developed reserves. The Company capitalizes interest on borrowed funds related to its share of costs associated with the drilling and completion of new oil and natural gas wells. Interest is capitalized only during the periods in which these assets are brought to their intended use. The Company capitalized interest costs of approximately $158,000 for the ten months ended December 31, 2017, and approximately $257,000 and $3 million for the years ended December 31, 2016, and December 31, 2015, respectively. The Company did not capitalize any interest costs during the two months ended February 28, 2017.
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
Based on the analysis described above, the Company recorded the following noncash impairment charges associated with proved oil and natural gas properties:

	Predecessor
	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands)
Mid-Continent region	$141,902	$405,370
Rockies region	23,142	1,592,256
Hugoton Basin region	—	1,667,768
TexLa region	—	352,422
Permian Basin region	—	71,990
South Texas region	—	42,433
	$165,044	$4,132,239

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The impairment charges in 2016 and 2015 were due to a decline in commodity prices, changes in expected capital development and a decline in the Company’s estimates of proved reserves. The carrying values of the impaired proved properties were reduced to fair value, estimated using inputs characteristic of a Level 3 fair value measurement. The impairment charges are included in “impairment of long-lived assets” on the consolidated statements of operations. The Company recorded no impairment charges associated with proved properties during the ten months ended December 31, 2017, or the two months ended February 28, 2017.
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

Predecessor
Year Ended December 31, 2015
(in thousands)

TexLa region	$416,846
Permian Basin region	226,922
Rockies region	184,137
$827,905
The Company recorded no impairment charges associated with unproved properties for the ten months ended December 31, 2017, the two months ended February 28, 2017, or the year ended December 31, 2016.
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

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Other Property and Equipment
Other property and equipment includes natural gas gathering systems, pipelines, furniture and office equipment, buildings, vehicles, information technology equipment, software and other fixed assets. These assets are recorded at cost and are depreciated using the straight-line method based on expected lives ranging from one to 39 years for the individual asset or group of assets.
Accounting for Investment in Roan Resources LLC
The Company uses the equity method of accounting for its investment in Roan. The Company’s equity earnings (losses) consists of its share of Roan’s earnings or losses and the amortization of the difference between the Company’s investment in Roan and Roan’s underlying net assets attributable to certain assets. Impairment testing on the Company’s investment in Roan is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. See Note 5 for additional details about the Company’s investment in Roan.
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

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

to the purchaser upon delivery, collection of revenue from the sale is reasonably assured and the sales price is fixed or determinable.
Upon the adoption of fresh start accounting on February 28, 2017, the Company has elected the sales method to account for natural gas production imbalances. If the Company’s sales volumes for a well exceed the Company’s proportionate share of production from the well, a liability is recognized to the extent that the Company’s share of estimated remaining recoverable reserves from the well is insufficient to satisfy this imbalance. No receivables are recorded for those wells on which the Company has taken less than its proportionate share of production. The Predecessor had applied the entitlements method to account for natural gas production imbalances in previous periods.
The Company engages in the purchase, gathering and transportation of third-party natural gas and subsequently markets such natural gas to independent purchasers under separate arrangements. As such, the Company separately reports third-party marketing revenues and marketing expenses.
Share-Based Compensation
The Company recognizes expense for share-based compensation over the requisite service period in an amount equal to the fair value of share-based awards granted. The fair value of share-based awards, excluding liability awards, is computed at the date of grant and is not remeasured. The fair value of liability awards is remeasured at each reporting date through the settlement date with the change in fair value recognized as compensation expense over that period. The Company has made a policy decision to recognize compensation expense for service-based awards on a straight-line basis over the requisite service period for the entire award. Beginning in 2017, the Company accounts for forfeitures as they occur. See Note 15 for additional details about the Company’s accounting for share-based compensation.
Deferred Financing Fees
The Company has incurred legal and bank fees related to the issuance of debt. At December 31, 2017, net deferred financing fees of approximately $4 million are included in “other noncurrent assets” on the consolidated balance sheet. At December 31, 2016, net deferred financing fees of approximately $17 million are included in “other current assets” and approximately $1 million are included in “current portion of long-term debt, net” on the consolidated balance sheet. These debt issuance costs are amortized over the life of the debt agreement. Upon early retirement or amendment to the debt agreement, certain fees are written off to expense.
For the ten months ended December 31, 2017, the two months ended February 28, 2017, and the years ended December 31, 2016, and December 31, 2015, amortization expense of approximately $1 million, $1 million, $10 million and $20 million, respectively, is included in “interest expense, net of amounts capitalized” on the consolidated statements of operations. For the ten months ended December 31, 2017, and the years ended December 31, 2016, and December 31, 2015, approximately $3 million, $1 million and $7 million, respectively, were written off to expense and included in “other, net” on the consolidated statements of operations related to amendments of the Company’s credit facilities. In addition, for the year ended December 31, 2016, approximately $33 million were written off to expense and included in “reorganization items, net” on the consolidated statement of operations in connection with the filing of the Bankruptcy Petitions. No fees were written off to expense for the two months ended February 28, 2017.
Fair Value of Financial Instruments
The carrying values of the Company’s receivables, payables and credit facilities are estimated to be substantially the same as their fair values at December 31, 2017, and December 31, 2016. See Note 6 for fair value disclosures related to the Company’s other debt. As noted above, the Company carries its derivative financial instruments at fair value. See Note 8 for details about the fair value of the Company’s derivative financial instruments.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income Taxes
The Successor was formed as a C corporation. For federal and state income tax purposes (with the exception of the state of Texas), the Predecessor was a limited liability company treated as a partnership, in which income tax liabilities and/or benefits were passed through to the Predecessor’s unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Predecessor’s subsidiaries were C corporations subject to federal and state income taxes. As such, with the exception of the state of Texas and certain subsidiaries, the Predecessor did not directly pay federal and state income taxes and recognition was not given to federal and state income taxes for the operations of the Predecessor.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. See Note 17 for additional details of the Company’s accounting for income taxes.
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
Plan of Reorganization
In accordance with the Plan, on the Effective Date:

•
The Predecessor transferred all of its assets, including equity interests in its subsidiaries, other than LAC and Berry, to Linn Energy Holdco II LLC (“Holdco II”), a newly formed wholly owned subsidiary of the Predecessor and the borrower under the Credit Agreement (as amended, the “Successor Credit Facility”) entered into in connection with the reorganization, in exchange for equity interests in Holdco II and the issuance of interests in the Successor Credit Facility to certain of the Predecessor’s creditors in partial satisfaction of their claims (the “Contribution”). Immediately following the Contribution, the Predecessor transferred equity interests in Holdco II to the Successor in exchange for approximately $530 million in cash, an amount of equity securities in the Successor not to exceed 49.90% of the outstanding equity interests of the Successor, which the Predecessor distributed to certain of its creditors in satisfaction of their claims, and the Successor’s agreement to honor certain obligations of the Predecessor under the Plan. In connection with this transfer, certain entities composing the Successor guaranteed the Successor Credit Facility. Contemporaneously with the reorganization transactions and pursuant to the Plan, (i) LAC assigned all of its rights, title and interest in the membership interests of Berry to Berry Petroleum Corporation, (ii) all of the equity interests in LAC and the Predecessor were canceled and (iii) LAC and the Predecessor commenced liquidation, which is expected to be completed following the resolution of the respective companies’ outstanding claims.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Rights Offerings
On October 25, 2016, the Company entered into a backstop commitment agreement (“Backstop Commitment Agreement”) with the parties thereto (collectively, the “Backstop Parties”). In accordance with the Plan, the Backstop Commitment Agreement and the rights offerings procedures filed in the Chapter 11 cases and approved by the Bankruptcy Court, the eligible creditors were offered the right to purchase Class A common stock from the Successor in connection with the consummation of the Plan for an aggregate purchase price of $530 million.
Under the Backstop Commitment Agreement, certain Backstop Parties agreed to purchase their pro rata share of the shares that were not duly subscribed to pursuant to the offerings at the discounted per share price set forth in the Backstop Commitment Agreement by parties other than Backstop Parties. Pursuant to the Backstop Commitment Agreement, the Backstop Parties were entitled to receive, on the Effective Date, a commitment premium equal to 4.0% of the $530 million committed amount, of which 3.0% was paid in cash and 1.0% was paid in the form of Class A common stock at the discounted per share price set forth in the Backstop Commitment Agreement.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

On the Effective Date, all conditions to the rights offerings and the Backstop Commitment Agreement were met, and the rights offerings and the related issuances of Class A common stock were completed.
Liabilities Subject to Compromise
The Predecessor’s consolidated balance sheet as of December 31, 2016, includes amounts classified as “liabilities subject to compromise,” which represent prepetition liabilities that were allowed, or that the Company estimated would be allowed, as claims in its Chapter 11 cases. The following table summarizes the components of liabilities subject to compromise included on the consolidated balance sheet:

Predecessor
December 31, 2016
(in thousands)
Accounts payable and accrued expenses	$137,692
Accrued interest payable	144,184
Debt	4,023,129
Liabilities subject to compromise	$4,305,005
Reorganization Items, Net
The Company incurred significant costs and recognized significant gains associated with the reorganization. Reorganization items represent costs and income directly associated with the Chapter 11 proceedings since the Petition Date, and also include adjustments to reflect the carrying value of certain liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments were determined. The following tables summarize the components of reorganization items included on the consolidated statements of operations:

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016
(in thousands)
Gain on settlement of liabilities subject to compromise	$—	$3,724,750	$—
Recognition of an additional claim for the Predecessor’s Second Lien Notes settlement	—	(1,000,000)	—
Fresh start valuation adjustments	—	(591,525)	—
Income tax benefit related to implementation of the Plan	—	264,889	—
Legal and other professional advisory fees	(8,902)	(46,961)	(56,656)
Unamortized deferred financing fees, discounts and premiums	—	—	(52,045)
Gain related to interest payable on Predecessor’s Second Lien Notes	—	—	551,000
Terminated contracts	—	(6,915)	(66,052)
Other	51	(13,049)	(64,648)
Reorganization items, net	$(8,851)	$2,331,189	$311,599
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

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

of the Successor and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.
Upon adoption of fresh start accounting, the reorganization value derived from the enterprise value as disclosed in the Plan was allocated to the Company’s assets and liabilities based on their fair values (except for deferred income taxes) in accordance with ASC 805 “Business Combinations” (“ASC 805”). The amount of deferred income taxes recorded was determined in accordance with ASC 740 “Income Taxes” (“ASC 740”). The Effective Date fair values of the Company’s assets and liabilities differed materially from their recorded values as reflected on the historical balance sheet. The effects of the Plan and the application of fresh start accounting were reflected on the consolidated balance sheet as of February 28, 2017, and the related adjustments thereto were recorded on the consolidated statement of operations for the two months ended February 28, 2017.
As a result of the adoption of fresh start accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements subsequent to February 28, 2017, are not comparable to its consolidated financial statements prior to February 28, 2017. References to “Successor” relate to the financial position and results of operations of the reorganized Company as of and subsequent to February 28, 2017. References to “Predecessor” relate to the financial position of the Company prior to, and results of operations through and including, February 28, 2017.
The Company’s consolidated financial statements and related footnotes are presented with a black line division, which delineates the lack of comparability between amounts presented after February 28, 2017, and amounts presented on or prior to February 28, 2017. The Company’s financial results for future periods following the application of fresh start accounting will be different from historical trends and the differences may be material.
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
The subsequently determined tax attributes were primarily the result of the conversion from a limited liability company to a C corporation and differences in the accounting basis and tax basis of the Company’s oil and natural gas properties as of the Effective Date. The Class B units are incentive interest awards that were granted on the Effective Date by Holdco to certain members of its management (see Note 15), and the associated fair value was recorded as a liability of approximately $7 million in “other accrued liabilities” and temporary equity of approximately $29 million in “redeemable noncontrolling interests” on the consolidated balance sheet at February 28, 2017.
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

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

curve pricing, adjusted for estimated location and quality differentials, as well as other factors that Company management believes will impact realizable prices.
See below under “Fresh Start Adjustments” for additional information regarding assumptions used in the valuation of the Company’s various other significant assets and liabilities.
Consolidated Balance Sheet
The adjustments included in the following fresh start consolidated balance sheet reflect the effects of the transactions contemplated by the Plan and executed by the Company on the Effective Date (reflected in the column “Reorganization Adjustments”) as well as fair value and other required accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine the fair values and significant assumptions.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

9)
Reflects a decrease of approximately $8 million for the payment of accrued interest on the Predecessor Credit Facility partially offset by an increase of approximately $7 million related to noncash share-based compensation classified as a liability related to the incentive interest awards issued by Holdco to certain members of its management (see Note 15).

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

13)
Reflects redeemable noncontrolling interests classified as temporary equity related to the incentive interest awards issued by Holdco to certain members of its management. See Note 15 for additional information.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
See Note 13 for additional information on the issuances of the Successor’s equity.

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

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
Note 4 – Discontinued Operations, Other Divestitures and Roan Contribution
Discontinued Operations
On July 31, 2017, the Company completed the sale of its interest in properties located in the San Joaquin Basin in California (the “San Joaquin Basin Sale”). Cash proceeds received from the sale of these properties were approximately $253 million, net of costs to sell of approximately $4 million, and the Company recognized a net gain of approximately $120 million. The gain is included in “income (loss) from discontinued operations, net of income taxes” on the consolidated statements of operations.
On July 21, 2017, the Company completed the sale of its interest in properties located in the Los Angeles Basin in California (the “Los Angeles Basin Sale”). Cash proceeds received from the sale of these properties were approximately $93 million, net of costs to sell of approximately $2 million, and the Company recognized a net gain of approximately $2 million. The gain is included in “income (loss) from discontinued operations, net of income taxes” on the consolidated statements of operations. The Company will receive an additional $7 million contingent payment if certain operational requirements are satisfied within one year from the date of sale.
As a result of the Company’s strategic exit from California (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale), the Company classified the assets and liabilities, results of operations and cash flows of its California properties as discontinued operations on its consolidated financial statements.
On December 3, 2016, LINN Energy filed an amended plan of reorganization that excluded Berry (see Note 2). As a result of its loss of control of Berry, LINN Energy concluded that it was appropriate to deconsolidate Berry effective on the aforementioned date and classified it as discontinued operations.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents carrying amounts of the assets and liabilities of the Company’s California properties classified as discontinued operations on the consolidated balance sheet:

Predecessor
December 31, 2016
(in thousands)
Assets:
Oil and natural gas properties	$728,190
Other property and equipment	11,402
Other	1,435
Total assets of discontinued operations	$741,027
Liabilities:
Asset retirement obligations	$38,042
Other	1,481
Total liabilities of discontinued operations	$39,523
All balances of discontinued operations on the consolidated balance sheet relate to the Company’s California properties, as Berry was deconsolidated effective December 3, 2016.
The following tables present summarized financial results of the Company’s California properties and Berry classified as discontinued operations on the consolidated statements of operations:

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands)
Revenues and other	$34,096	$14,891	$465,775	$727,211
Expenses	19,479	13,758	1,612,727	1,651,114
Other income and (expenses)	(3,541)	(1,681)	(65,022)	(81,756)
Reorganization items, net	—	—	(46,127)	—
Income (loss) from discontinued operations before income taxes	11,076	(548)	(1,258,101)	(1,005,659)
Income tax expense (benefit)	4,165	—	196	(68)
Income (loss) from discontinued operations, net of income taxes	$6,911	$(548)	$(1,258,297)	$(1,005,591)
In addition, for the ten months ended December 31, 2017, the Successor recognized a net gain on the sale of the California properties of approximately $76 million (net of income tax expense of approximately $46 million), and for the year ended December 31, 2016, the Predecessor recognized a net loss on the deconsolidation of Berry of approximately $546 million.
Results of operations of Berry are only included for the period from January 1, 2016 through December 3, 2016, and the year ended December 31, 2015, as Berry was deconsolidated effective December 3, 2016. Other income and (expenses) include an allocation of interest expense for the California properties of approximately $4 million, $2 million, $8 million and $4 million for the ten months ended December 31, 2017, the two months ended February 28, 2017, and the years ended

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

December 31, 2016, and December 31, 2015, respectively, which represents interest on debt that was required to be repaid as a result of the sales.
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
Other Divestitures
On November 30, 2017, the Company completed the sale of its interest in properties located in the Williston Basin (the “Williston Assets Sale”). Cash proceeds received from the sale of these properties were approximately $255 million, net of costs to sell of approximately $3 million, and the Company recognized a net gain of approximately $116 million.
On November 30, 2017, the Company completed the sale of its interest in properties located in Wyoming (the “Washakie Assets Sale”). Cash proceeds received from the sale of these properties were approximately $193 million, net of costs to sell of approximately $2 million, and the Company recognized a net gain of approximately $175 million.
On September 12, 2017, August 1, 2017, and July 31, 2017, the Company completed the sales of its interest in certain properties located in south Texas (the “South Texas Assets Sales”). Combined cash proceeds received from the sale of these properties were approximately $48 million, net of costs to sell of approximately $1 million, and the Company recognized a combined net gain of approximately $14 million.
On August 23, 2017, July 28, 2017, and May 9, 2017, the Company completed the sales of its interest in certain properties located in Texas and New Mexico (the “Permian Assets Sales”). Combined cash proceeds received from the sale of these properties were approximately $31 million and the Company recognized a combined net gain of approximately $29 million.
On June 30, 2017, the Company completed the sale of its interest in properties located in the Salt Creek Field in Wyoming (the “Salt Creek Assets Sale”). Cash proceeds received from the sale of these properties were approximately $73 million, net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $30 million.
On May 31, 2017, the Company completed the sale of its interest in properties located in western Wyoming (the “Jonah Assets Sale”). Cash proceeds received from the sale of these properties were approximately $559 million, net of costs to sell of approximately $6 million, and the Company recognized a net gain of approximately $277 million.
The divestitures discussed above are not presented as discontinued operations because they do not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The gains on these divestitures are included in “gains (losses) on sale of assets and other, net” on the consolidated statements of operations.
Divestitures – Pending
On February 13, 2018, the Company, through certain of its subsidiaries, entered into a definitive purchase and sale agreement to sell its interest in conventional properties located in west Texas for a contract price of $119.5 million, subject to closing

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

adjustments. The sale is anticipated to close in the first quarter of 2018, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
On January 15, 2018, the Company, through certain of its subsidiaries, entered into a definitive purchase and sale agreement to sell its interest in properties located in the Altamont Bluebell Field in Utah for a contract price of $132 million, subject to closing adjustments. The sale is anticipated to close in the first quarter of 2018, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
On December 18, 2017, the Company, through certain of its subsidiaries, entered into a definitive purchase and sale agreement to sell its Oklahoma waterflood and Texas Panhandle properties for a contract price of $122 million, subject to closing adjustments. The sale is anticipated to close in the first quarter of 2018, subject to closing conditions. There can be no assurance that all of the conditions to closing will be satisfied.
The assets and liabilities associated with the pending divestiture of Oklahoma waterflood and Texas Panhandle properties are classified as “held for sale” on the consolidated balance sheet. At December 31, 2017, the Company’s consolidated balance sheet included current assets of approximately $107 million included in “assets held for sale” and current liabilities of approximately $43 million included in “liabilities held for sale” related to this transaction.
The following table presents carrying amounts of the assets and liabilities of the Company’s properties classified as held for sale on the consolidated balance sheet:

Successor
December 31, 2017
(in thousands)
Assets:
Oil and natural gas properties	$92,245
Other property and equipment	12,983
Other	1,735
Total assets held for sale	$106,963
Liabilities:
Asset retirement obligations	$42,001
Other	1,301
Total liabilities held for sale	$43,302
Other assets primarily include inventories and other liabilities primarily include accounts payable.
Roan Contribution
On August 31, 2017, the Company, through certain of its subsidiaries, completed the transaction in which LINN Energy and Citizen Energy II, LLC (“Citizen”) each contributed certain upstream assets located in Oklahoma to a newly formed company, Roan Resources LLC (the contribution, the “Roan Contribution”), focused on the accelerated development of the Merge/SCOOP/STACK play. In exchange for their respective contributions, LINN Energy and Citizen each received a 50% equity interest in Roan, subject to customary post-closing adjustments. As of August 31, 2017, the date of the Roan Contribution, the Company recognized its equity investment at carryover basis of approximately $452 million. In connection with the Roan Contribution, the Company paid approximately $17 million in advisory fees, which are included in “gains (losses) on sale of assets and other, net” on the consolidated statements of operations.
See Note 5 for additional information about the Company’s equity method investment in Roan.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
Note 5 – Equity Method Investments
On August 31, 2017, the Company completed the transaction in which LINN Energy and Citizen each contributed certain upstream assets located in Oklahoma to a newly formed company, Roan, focused on the accelerated development of the Merge/SCOOP/STACK play. See Note 4 for additional information.
The Company uses the equity method of accounting for its investment in Roan. The Company’s equity earnings (losses) consists of its share of Roan’s earnings or losses and the amortization of the difference between the Company’s investment in Roan and Roan’s underlying net assets attributable to certain assets. At both December 31, 2017, and August 31, 2017 (the date of the Roan Contribution), the Company owned 50% of Roan’s outstanding units. The percentage ownership in Roan is subject to customary post-closing adjustments.
At December 31, 2017, the carrying amount of the Company’s investment in Roan of approximately $458 million was less than the Company’s ownership interest in Roan’s underlying net assets by approximately $346 million. The difference is attributable to proved and unproved oil and natural gas properties and is amortized over the lives of the related assets. Such amortization is included in the equity earnings (losses) from the Company’s investment in Roan.
Impairment testing on the Company’s investment in Roan is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. No impairments occurred with respect to the Company’s investment in Roan for the four months ended December 31, 2017.
Following are summarized statement of operations and balance sheet information for Roan.
Summarized Roan Resources LLC Statement of Operations Information

Four Months Ended December 31, 2017
(in thousands)

Revenues and other	$75,461
Expenses	61,790
Other income and (expenses)	(1,180)
Net income	$12,491

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Summarized Roan Resources LLC Balance Sheet Information

December 31, 2017
(in thousands)

Current assets	$27,465
Noncurrent assets	1,826,741
1,854,206
Current liabilities	149,409
Noncurrent liabilities	97,480
Members’ equity	$1,607,317

Note 6 – Debt
The following summarizes the Company’s outstanding debt:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
(in thousands, except percentages)
Revolving credit facility	$—	$—
Predecessor credit facility (1)	—	1,654,745
Predecessor term loan (1)	—	284,241
6.50% senior notes due May 2019	—	562,234
6.25% senior notes due November 2019	—	581,402
8.625% senior notes due April 2020	—	718,596
12.00% senior secured second lien notes due December 2020	—	1,000,000
7.75% senior notes due February 2021	—	779,474
6.50% senior notes due September 2021	—	381,423
Net unamortized deferred financing fees	—	(1,257)
Total debt, net	—	5,960,858
Less current portion, net (2)	—	(1,937,729)
Less liabilities subject to compromise (3)	—	(4,023,129)
Long-term debt	$—	$—

(1)	Variable interest rate of 5.50% at December 31, 2016.

(2)	Due to covenant violations, the Predecessor’s credit facility and term loan were classified as current at December 31, 2016.

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

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Predecessor
	December 31, 2016
	Carrying Value	Fair Value
(in thousands)
Senior secured second lien notes	$1,000,000	$863,750
Senior notes, net	3,023,129	1,179,224
Revolving Credit Facility
On August 4, 2017, the Company entered into a credit agreement with Holdco II, as borrower, Royal Bank of Canada, as administrative agent, and the lenders and agents party thereto, providing for a new senior secured reserve-based revolving loan facility (the “Revolving Credit Facility”) with $500 million in borrowing commitments and an initial borrowing base of $500 million. The maximum commitment amount was $425 million at December 31, 2017.
As of December 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility and there was approximately $381 million of available borrowing capacity (which includes a $44 million reduction for outstanding letters of credit). The maturity date is August 4, 2020.
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

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
Predecessor’s Senior Secured Second Lien Notes Due December 2020
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
$2,000,000
The exchanges were accounted for as a troubled debt restructuring (“TDR”). Since the total future cash payments of the new debt were less than the carrying amount of the previous debt, a gain of approximately $352 million, or $1.03 per unit, was recognized for the year ended December 31, 2015, and included in “gain on extinguishment of debt” on the consolidated statement of operations. TDR accounting requires that interest payments on the Second Lien Notes reduce the carrying value of the debt with no interest expense recognized.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Predecessor Repurchases of Senior Notes
During the year ended December 31, 2015, the Predecessor repurchased, through privately negotiated transactions and on the open market, approximately $927 million of its outstanding senior notes as follows:

•	6.50% senior notes due May 2019 – $53 million;

•	6.25% senior notes due November 2019 – $395 million;

•	8.625% senior notes due April 2020 – $295 million;

•	7.75% senior notes due February 2021 – $36 million; and

•	6.50% senior notes due September 2021 – $148 million.
In connection with the repurchases, the Predecessor paid approximately $553 million in cash and recorded a gain on extinguishment of debt of approximately $356 million for the year ended December 31, 2015.
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
The following table presents derivative positions for the periods indicated as of December 31, 2017:

	2018	2019
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	69,715	11,315
Average price ($/MMBtu)	$3.02	$2.97
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	548	—
Average price ($/Bbl)	$54.07	$—
Collars (NYMEX WTI):
Hedged volume (MBbls)	1,825	1,825
Average floor price ($/Bbl)	$50.00	$50.00
Average ceiling price ($/Bbl)	$55.50	$55.50

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

During the ten months ended December 31, 2017, the Company entered into commodity derivative contracts consisting of oil swaps for January 2018 through December 2018 and natural gas swaps for January 2018 through December 2019. The Company did not enter into any commodity derivative contracts during the two months ended February 28, 2017.
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
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the consolidated balance sheets. The following table summarizes the fair value of derivatives outstanding on a gross basis:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
(in thousands)
Assets:
Commodity derivatives	$22,589	$19,369
Liabilities:
Commodity derivatives	$25,443	$113,226
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are participants in the Revolving Credit Facility. The Revolving Credit Facility is secured by certain of the Company’s and its subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties.
The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $23 million at December 31, 2017. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains and Losses on Derivatives
Gains and losses on derivatives were net gains of approximately $14 million and $93 million for the ten months ended December 31, 2017, and the two months ended February 28, 2017, respectively. Gains and losses on derivatives were net

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

losses of approximately $164 million for the year ended December 31, 2016, and net gains of approximately $1.0 billion for the year ended December 31, 2015. Gains and losses on derivatives are reported on the consolidated statements of operations in “gains (losses) on oil and natural gas derivatives.”
The Company received net cash settlements of approximately $27 million for the ten months ended December 31, 2017, and paid net cash settlements of approximately $12 million for the two months ended February 28, 2017. The Company received net cash settlements of approximately $861 million and $1.1 billion for the years ended December 31, 2016, and December 31, 2015, respectively. In addition, during the year ended December 31, 2016, approximately $841 million in settlements (primarily in connection with the April 2016 and May 2016 commodity derivative cancellations) were paid directly by the counterparties to the lenders under the Predecessor Credit Facility as repayments of a portion of the borrowings outstanding.
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

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	Successor
	December 31, 2017
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$22,589	$(12,491)	$10,098
Liabilities:
Commodity derivatives	$25,443	$(12,491)	$12,952

	Predecessor
	December 31, 2016
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$19,369	$(19,369)	$—
Liabilities:
Commodity derivatives	$113,226	$(19,369)	$93,857

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 9 – Other Property and Equipment
Other property and equipment consists of the following:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
(in thousands)
Natural gas plant and pipeline	$392,999	$421,806
Furniture and office equipment	39,551	105,353
Buildings and leasehold improvements	27,301	66,014
Vehicles	10,811	31,496
Land	6,776	3,736
Drilling and other equipment	3,291	8,082
	480,729	636,487
Less accumulated depreciation	(28,658)	(224,547)
Less other property and equipment, net – discontinued operations	—	(11,402)
	$452,071	$400,538
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

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
The following table presents a reconciliation of the Company’s asset retirement obligations:

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016
(in thousands)
Asset retirement obligations at beginning of period	$357,397	$402,162	$523,541
Liabilities added from drilling	551	146	546
Liabilities added from acquisitions	—	—	1,416
Liabilities associated with assets divested	(158,228)	—	—
Liabilities associated with assets held for sale	(42,001)	—	—
Deconsolidation of Berry Petroleum Company, LLC asset retirement obligations	—	—	(141,612)
Current year accretion expense	14,995	4,024	30,498
Settlements	(8,189)	(618)	(12,823)
Revision of estimates	28	—	596
Fresh start adjustment (1)	—	(48,317)	—
	164,553	357,397	402,162
Less asset retirement obligations – discontinued operations	—	(26,978)	(38,042)
Asset retirement obligations at end of period	$164,553	$330,419	$364,120

(1)	As a result of the application of fresh start accounting, the Successor recorded its asset retirement obligations at fair value as of the Effective Date.
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
In March 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under the Predecessor Credit Facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

million. The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order. A hearing was held on April 27, 2017, and on November 13, 2017, the Bankruptcy Court ruled that the secured lenders are not entitled to payment of post-petition default interest. The ruling has been appealed by Wells Fargo and that appeal is pending.
The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
Except for in connection with its Chapter 11 proceedings, the Company made no significant payments to settle any legal, environmental or tax proceedings during the years ended December 31, 2017, December 31, 2016, and December 31, 2015. See Note 3 for additional information about payments made upon the Company’s emergence from Chapter 11 bankruptcy. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Note 12 – Operating Leases
The Company leases office space and other property and equipment under lease agreements expiring on various dates through 2021. The Company recognized expense under operating leases of approximately $6 million, $1 million, $9 million and $15 million for the ten months ended December 31, 2017, the two months ended February 28, 2017, and the years ended December 31, 2016, and December 31, 2015, respectively.
As of December 31, 2017, future minimum lease payments were as follows (in thousands):

2018	$2,812
2019	2,005
2020	463
2021	12
2022	—
Thereafter	—
$5,292
Note 13 – Equity (Deficit)
Successor Equity
Shares Issued and Outstanding
As of December 31, 2017, there were 83,582,176 shares of Class A common stock issued and outstanding. An additional 609,905 vested but not issued restricted stock units and 2,960,304 unvested restricted stock units were outstanding under the Company’s Omnibus Incentive Plan. As of December 31, 2017, the Company’s consolidated subsidiary, Holdco, had 768,787 vested Class A-2 units and 2,306,361 unvested Class A-2 units, which may be converted into shares of Class A common stock pursuant to the terms of the Limited Liability Company Operating Agreement of Holdco (the “Holdco LLC Agreement”). See Note 15 for additional information related to the restricted stock units and Class A-2 units.
As of January 31, 2018, there were 77,229,257 shares of Class A common stock issued and outstanding, an additional 2,953,294 unvested restricted stock units (of which 1,165,134 are scheduled to vest on or before March 1, 2018) were outstanding under the Company’s Omnibus Incentive Plan and 2,820,804 Class A‑2 units of Holdco (of which 1,410,402 are vested or will be vested by March 1, 2018) were outstanding.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Cancellation of Units and Issuance of Class A Common Stock
In accordance with the Plan, on the Effective Date:

•	All units in the Predecessor that were issued and outstanding immediately prior to the Effective Date were extinguished without recovery;

•	17,678,889 shares of Class A common stock were issued pro rata to holders of the Second Lien Notes with claims allowed under the Plan;

•	26,724,396 shares of Class A common stock were issued pro rata to holders of Unsecured Notes with claims allowed under the Plan;

•	471,110 shares of Class A common stock were issued to commitment parties under the Backstop Commitment Agreement in respect of the premium due thereunder;

•	2,995,691 shares of Class A common stock were issued to commitment parties under the Backstop Commitment Agreement in connection with their backstop obligation thereunder; and

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
Share Repurchase Program
On June 1, 2017, the Company’s Board of Directors announced that it had authorized the repurchase of up to $75 million of the Company’s outstanding shares of Class A common stock. On June 28, 2017, the Company’s Board of Directors announced that it had authorized an increase in the previously announced share repurchase program to up to a total of $200 million of the Company’s outstanding shares of Class A common stock. On October 4, 2017, the Company’s Board of Directors announced that it had authorized an additional increase in the previously announced share repurchase program to up to a total of $400 million of the Company’s outstanding shares of Class A common stock. Any share repurchases are subject to restrictions in the Revolving Credit Facility. During the period from June 2017 through December 2017, the Company repurchased an aggregate of 5,690,192 shares of Class A common stock at an average price of $34.85 per share for a total cost of approximately $198 million.
Tender Offer – Subsequent Event
On December 14, 2017, the Company’s Board of Directors announced the intention to commence a tender offer to purchase at least $250 million of the Company’s Class A common stock. In January 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated December 20, 2017, as amended, the Company repurchased an aggregate of 6,770,833 shares of Class A common stock at a fixed price of $48.00 per share for a total cost of approximately $325 million (excluding expenses of the tender offer).

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Dividends
The Successor is not currently paying a cash dividend; however, the Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend. Any future payment of cash dividends would be subject to the restrictions in the Revolving Credit Facility.
Predecessor Equity
Cancellation of Awards
In December 2016, the Predecessor canceled all of its then-outstanding nonvested restricted units without consideration given to the employees, decreasing the Predecessor’s units issued and outstanding by 2,230,182.
At-the-Market Offering Program
The Predecessor’s Board of Directors had authorized the sale of up to $500 million of units under an at-the-market offering program, with sales of units, if any, to be made under an equity distribution agreement. No sales were made under the equity distribution agreement during the year ended December 31, 2016. During the year ended December 31, 2015, the Company, under its equity distribution agreement, sold 3,621,983 units representing limited liability company interests at an average price of $12.37 per unit for net proceeds of approximately $44 million (net of approximately $448,000 in commissions). In connection with the issuance and sale of these units, the Company also incurred professional services expenses of approximately $459,000. The Company used the net proceeds for general corporate purposes, including the open market repurchases of a portion of its senior notes (see Note 6).
Public Offering of Units
In May 2015, the Predecessor sold 16,000,000 units representing limited liability company interests in an underwritten public offering at $11.79 per unit ($11.32 per unit, net of underwriting discount) for net proceeds of approximately $181 million (after underwriting discount and offering costs of approximately $8 million). The Predecessor used the net proceeds from the sale of these units to repay a portion of the outstanding indebtedness under the Predecessor Credit Facility.
Forfeiture of Units in Exchange for Cash
In August 2015, in accordance with terms of the separation agreement between the Company and Kolja Rockov, former Chief Financial Officer, dated August 31, 2015, Mr. Rockov agreed to forfeit 191,446 units issued to him under the Company’s equity compensation plan in exchange for a cash payment of approximately $672,000.
Distributions
Under the Predecessor’s limited liability company agreement, unitholders were entitled to receive a distribution of available cash, which included cash on hand plus borrowings less any reserves established by the Predecessor’s Board of Directors to provide for the proper conduct of the Predecessor’s business (including reserves for future capital expenditures, acquisitions and anticipated future credit needs) or to fund distributions, if any, over the next four quarters. Monthly distributions were paid by the Company through September 2015. Distributions paid by the Company during 2015 are presented on the consolidated statements of unitholders’ capital (deficit) and the consolidated statements of cash flows. In October 2015, the Predecessor’s Board of Directors determined to suspend payment of the Predecessor’s distribution.
Note 14 – Noncontrolling Interests
Noncontrolling interests represent ownership in the net assets of the Company’s consolidated subsidiary, Holdco, not attributable to LINN Energy. On the Effective Date, Holdco granted incentive interest awards to certain members of its management in the form of Class B units (see Note 15). In accordance with the terms of the Holdco LLC Agreement, on July 31, 2017, all of the Class B units were converted to Class A-2 units of Holdco. At both December 31, 2017, and

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

July 31, 2017 (the date of the conversion), the noncontrolling Class A-2 units represented approximately 0.88% of Holdco’s total outstanding units.
Note 15 – Share-Based Compensation and Other Benefits
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
The Committee (as defined in the Omnibus Incentive Plan) has broad authority under the Omnibus Incentive Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of shares that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the shares or the award. As of the Effective Date, an aggregate of 6,444,381 shares of Class A common stock were reserved for issuance under the Omnibus Incentive Plan (the “Share Reserve”). Additional shares of Class A common stock may be issued in excess of the Share Reserve for the sole purpose of satisfying any conversion of Class A‑2 units of Holdco into shares of Class A common stock pursuant to the Holdco LLC Agreement, and the conversion procedures set forth therein. If any stock option or other stock-based award granted under the Omnibus Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, the number of shares of Class A common stock underlying any unexercised award shall again be available for the purpose of awards under the Omnibus Incentive Plan. If any shares of restricted stock, performance awards or other stock-based awards denominated in shares of Class A common stock awarded under the Omnibus Incentive Plan are forfeited for any reason, the number of forfeited shares shall again be available for the purpose of awards under the Omnibus Incentive Plan. Any award under the Omnibus Incentive Plan settled in cash shall not be counted against the maximum share limitation.
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
Securities Authorized for Issuance Under the Omnibus Incentive Plan
As of December 31, 2017, approximately 6.6 million shares were issuable under the Omnibus Incentive Plan pursuant to outstanding award or other agreements, including approximately 3.5 million shares related to restricted stock units and approximately 3.1 million shares related to Class A‑2 units of Holdco. As of December 31, 2017, approximately 2.8 million additional shares were reserved for future issuance under the Plan.
The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) generally has discretion regarding the timing, size and terms of future awards; however, the Omnibus Incentive Plan requires that 1) the portion of the Share Reserve that does not constitute the Emergence Awards, plus any subsequent awards forfeited before vesting (the “Remaining Share Reserve”), will be fully granted within the 36-month period immediately following the Effective Date (with such 36-month anniversary, the “Final Allocation Date”) and 2) if a Change in Control (as defined in the Omnibus Incentive Plan) occurs before the Final Allocation Date, the entire Remaining Share Reserve will be allocated on a fully-vested basis to actively employed employees (pro-rata based upon each such employee’s relative awards) upon the consummation of the Change in Control. In January and February 2018, certain participants in the Omnibus Incentive Plan agreed to waive any rights they may have to future awards under this provision in consideration for the ability to participate in the Liquidity Program described below.
Accounting for Share-Based Compensation
The Company recognizes expense for share-based compensation over the requisite service period in an amount equal to the fair value of share-based awards granted. The fair value of share-based awards, excluding liability awards, is computed at the

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

date of grant and is not remeasured. The fair value of liability awards is remeasured at each reporting date through the settlement date with the change in fair value recognized as compensation expense over that period. The Company had no outstanding liability awards as of December 31, 2017. The Company has made a policy decision to recognize compensation expense for service-based awards on a straight-line basis over the requisite service period for the entire award. Beginning in 2017, the Company accounts for forfeitures as they occur.
The Company’s restricted stock units are equity-classified on the consolidated balance sheet. The Company’s incentive interest awards in the form of Class B units were liability-classified on the consolidated balance sheet through July 31, 2017 (the date of the conversion to Class A-2 units) and are subsequently equity-classified. The fair value of the Company’s restricted stock units was determined based on the fair value of the Company’s shares on the date of grant and the fair value of the incentive interest awards in the form of Class B units (Class A-2 units upon conversion) was initially determined based on the estimated amount to settle the awards and the fair value of the awards at the date of the conversion became the measurement basis from that point forward.
A summary of share-based compensation expenses included on the consolidated statements of operations is presented below:

	Successor		Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands)
General and administrative expenses	$41,285	$50,255	$34,268	$47,312
Lease operating expenses	—	—	9,950	8,824
Total share-based compensation expenses	$41,285	$50,255	$44,218	$56,136
Income tax benefit	$9,861	$5,170	$16,339	$20,742
Restricted Stock Units
On the Effective Date, the Company granted to certain employees 2,478,606 restricted stock units (the “Emergence Awards”). During the ten months ended December 31, 2017, the Company granted to certain employees 1,340,350 restricted stock units from the Remaining Share Reserve. The restricted stock units vest over three years.
Upon a participant’s termination of employment and/or service (as applicable), the Company has the right (but not the obligation) to repurchase all or any portion of the shares of Class A common stock acquired pursuant to an award at a price equal to the fair market value (as determined under the Omnibus Incentive Plan) of the shares of Class A common stock to be repurchased, measured as of the date of the Company’s repurchase notice. In addition, in January 2018, the Compensation Committee approved a one-time liquidity program under which the Company has agreed to 1) settle all or a portion of an eligible participant’s restricted stock units vesting on or before March 1, 2018 in cash and/or 2) repurchase all or a portion of any shares of Class A common stock held by an eligible participant as a result of a prior vesting of restricted stock units, in each case at an agreed upon price (the “Liquidity Program”). Only those participants that executed the waiver of certain rights under the Omnibus Incentive Plan described above are eligible to participate in the Liquidity Program.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following summarizes the Company’s restricted stock units activity:

	Number of Nonvested Units	Weighted Average Grant-Date Fair Value Per Unit

Nonvested units at February 28, 2017 (Predecessor)	—	$—
Granted	2,478,606	$22.19
Vested	(619,665)	$22.19
Nonvested units at February 28, 2017 (Successor)	1,858,941	$22.19
Granted	1,340,350	$29.29
Vested	(51,839)	$27.86
Forfeited	(187,148)	$28.38
Nonvested units at December 31, 2017 (Successor)	2,960,304	$24.92
The total fair value of restricted stock units that vested was approximately $2 million and $14 million for the ten months ended December 31, 2017, and on February 28, 2017, respectively. As of December 31, 2017, there was approximately $49 million of unrecognized compensation cost related to nonvested restricted stock units. The cost is expected to be recognized over a weighted average period of approximately 2.16 years.
Holdco Incentive Interest Plan
On the Effective Date, Holdco granted incentive interest awards to certain members of its management in the form of 3,470,051 Class B units, which are intended to qualify as “profits interests” for U.S. income tax purposes. The Class B units vested 25% on the Effective Date and the remaining amount vest ratably over the following three years. In accordance with the terms of the Holdco LLC Agreement, on July 31, 2017, all of the Class B units were converted to Class A-2 units of Holdco. The Class A-2 units will continue to vest over three years. The total fair value of Class B units that vested was approximately $28 million on February 28, 2017. As of December 31, 2017, there was approximately $61 million of unrecognized compensation cost related to nonvested Class A-2 units of Holdco. The cost is expected to be recognized over a weighted average period of approximately 2.16 years.
Predecessor’s Incentive Plan Summary
The Predecessor’s Amended and Restated Long-Term Incentive Plan, as amended (the “LTIP”), was effective from December 2005 through February 28, 2017. The LTIP permitted grants of unrestricted units, restricted units, stock options and performance awards to employees, consultants and nonemployee directors. In December 2016, the Company canceled all of its then-outstanding nonvested restricted units, phantom units and performance unit awards, as well as its then-outstanding unit options, without consideration given to the employees. As a result, the Company recognized unit-based compensation expenses of approximately $14 million for the year ended December 31, 2016, associated with previously unrecognized compensation costs for awards that were canceled before the completion of the requisite service period.
Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan for eligible employees. For 2017, Company contributions to the 401(k) plan consisted of a discretionary matching contribution equal to 100% of the first 4% of eligible compensation contributed by the employee on a before-tax basis. For the years 2016 and 2015, Company contributions to the 401(k) plan consisted of a discretionary matching contribution equal to 100% of the first 6% of eligible compensation contributed by the employee on a before-tax basis. The Company contributed approximately $3 million, $812,000, $9 million and $11 million during the ten months ended December 31, 2017, the two months ended February 28, 2017, and the years ended

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

December 31, 2016, and December 31, 2015, respectively, to the 401(k) plan’s trustee account. The 401(k) plan funds are held in a trustee account on behalf of the plan participants.
Note 16 – Earnings Per Share/Unit
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
The following tables provide a reconciliation of the numerators and denominators of the basic and diluted per share/unit computations for net income (loss):

	Successor
	Ten Months Ended December 31, 2017
	Income	Shares	Per Share
	(in thousands, except per share data)

Basic:
Income from continuing operations	$349,865	87,646	$3.99
Income from discontinued operations, net of income taxes	82,995	87,646	0.95
Net income attributable to common stockholders	$432,860	87,646	$4.94

Effect of Dilutive Securities:
Dilutive effect of restricted stock units	$—	1,073
Dilutive effect of unvested Class A-2 units of Holdco	$(2,180)	—

Diluted:
Income from continuing operations	$347,685	88,719	$3.92
Income from discontinued operations	82,995	88,719	0.93
Net income attributable to common stockholders	$430,680	88,719	$4.85

	Predecessor
	Two Months Ended February 28, 2017
	Income (Loss)	Units	Per Unit
	(in thousands, except per unit data)

Basic and Diluted:
Income from continuing operations	$2,397,609	352,792	$6.80
Loss from discontinued operations, net of income taxes	(548)	352,792	(0.01)
Net income attributable to common unitholders	$2,397,061	352,792	$6.79

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Predecessor
	Year Ended December 31, 2016
	Loss	Units	Per Unit
	(in thousands, except per unit data)

Basic and Diluted:
Loss from continuing operations	$(367,343)	352,653	$(1.04)
Loss from discontinued operations, net of income taxes	(1,804,513)	352,653	(5.12)
Net loss attributable to common unitholders	$(2,171,856)	352,653	$(6.16)

	Predecessor
	Year Ended December 31, 2015
	Loss	Units	Per Unit
	(in thousands, except per unit data)

Basic and Diluted:
Loss from continuing operations	$(3,754,220)
Allocated to participating securities	(3,039)
	(3,757,259)	343,323	$(10.94)
Loss from discontinued operations, net of income taxes	(1,005,591)	343,323	(2.93)
Net loss attributable to common unitholders	$(4,762,850)	343,323	$(13.87)
There were no anti-dilutive restrictive stock units for the ten months ended December 31, 2017. The diluted earnings per unit calculation excludes approximately 1 million and 4 million unit options and warrants that were anti-dilutive for the years ended December 31, 2016, and December 31, 2015, respectively. There were no potential common units outstanding during the two months ended February 28, 2017.
Note 17 – Income Taxes
The Successor was formed as a C corporation. For federal and state income tax purposes (with the exception of the state of Texas), the Predecessor was a limited liability company treated as a partnership, in which income tax liabilities and/or benefits were passed through to the Predecessor’s unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Predecessor’s subsidiaries were C corporations subject to federal and state income taxes. As such, with the exception of the state of Texas and certain subsidiaries, the Predecessor did not directly pay federal and state income taxes and recognition was not given to federal and state income taxes for the operations of the Predecessor.
The deferred tax effects of the Company’s change to a C corporation are included in income from continuing operations for the two months ended February 28, 2017. Amounts recognized as income taxes are included in “income tax expense (benefit),” as well as discontinued operations, on the consolidated statements of operations.
On December 22, 2017, H.R. 1 (the “Tax Cuts and Jobs Act”) was signed into law. The Company conducted an assessment of the impact of the Tax Cuts and Jobs Act and concluded that a noncash charge of approximately $106 million for the ten months ended December 31, 2017, against net deferred income taxes was necessary due to the decrease in the statutory federal income tax rate from 35% to 21%. This charge is included in “income tax expense (benefit)” on the consolidated statement of operations and resulted in a 14.3% increase in the Company’s effective tax rate for the ten months ended December 31, 2017.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income tax expense (benefit) consisted of the following:

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands)
Current taxes:
Federal	$7,140	$—	$(494)	$(12,021)
State	489	—	321	1,022
Deferred taxes:
Federal	366,243	—	11,582	8,237
State	15,070	(166)	(215)	(3,631)
	$388,942	$(166)	$11,194	$(6,393)
As of December 31, 2017, the Company had approximately $60 million of net operating loss carryforwards for federal income tax purposes which will begin expiring in 2038.
A reconciliation of the federal statutory tax rate to the effective tax rate is as follows:

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015

Federal statutory rate	35.0%	35.0%	35.0%	35.0%
Federal statutory rate change	14.3	—	—	—
State, net of federal tax benefit	2.6	—	0.7	0.1
Loss excluded from nontaxable entities	—	(35.0)	(24.7)	(34.7)
Other	0.5	—	(14.1)	(0.2)
Effective rate	52.4%	—%	(3.1)%	0.2%

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant components of the deferred tax assets and liabilities were as follows:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$14,615	$1,730
Reorganization items	—	14,932
Investment in Linn Energy Holdco LLC	176,662	—
Valuation allowance	—	(19,558)
Other	7,140	10,030
Total deferred tax assets	198,417	7,134
Deferred tax liabilities:
Property and equipment principally due to differences in depreciation	—	(7,021)
Other	—	(279)
Total deferred tax liabilities	—	(7,300)
Net deferred tax assets (liabilities)	$198,417	$(166)
The net deferred tax assets are recorded in “deferred income taxes” and the net deferred tax liabilities are recorded in “other noncurrent liabilities” on the consolidated balance sheets at December 31, 2017, and December 31, 2016, respectively.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. At December 31, 2017, based upon the projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.
In accordance with the applicable accounting standards, the Company recognizes only the impact of income tax positions that, based on their merits, are more likely than not to be sustained upon audit by a taxing authority. To evaluate its current tax positions in order to identify any material uncertain tax positions, the Company developed a policy of identifying and evaluating uncertain tax positions that considers support for each tax position, industry standards, tax return disclosures and schedules and the significance of each position. It is the Company’s policy to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. The Company had no material uncertain tax positions at December 31, 2017, or December 31, 2016. The tax years 2016 and 2017 remain open to examination for federal and state income tax purposes.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Note 18 – Supplemental Disclosures to the Consolidated Balance Sheets and Consolidated Statements of Cash Flows
“Other current assets” reported on the consolidated balance sheets include the following:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
(in thousands)
Prepaids	$46,238	$70,116
Receivable from related party	23,163	—
Inventories	7,667	15,097
Deferred financing fees	—	16,809
Other	2,703	3,288
Other current assets	$79,771	$105,310
“Other accrued liabilities” reported on the consolidated balance sheets include the following:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
(in thousands)
Accrued compensation	$29,089	$16,443
Asset retirement obligations (current portion)	3,926	9,361
Deposits	15,349	—
Income taxes payable	7,496	—
Other	2,757	175
Other accrued liabilities	$58,617	$25,979
Supplemental disclosures to the consolidated statements of cash flows are presented below:

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands)
Cash payments for interest, net of amounts capitalized	$15,165	$17,651	$143,305	$476,077
Cash payments for income taxes	$275	$—	$4,427	$643
Cash payments for reorganization items, net	$11,889	$21,571	$37,748	$—

Noncash investing activities:
Accrued capital expenditures	$31,447	$22,191	$31,128	$71,105
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. At December 31, 2017, “restricted cash” on the consolidated balance sheet consists of approximately $36 million that will be used to settle certain claims in accordance with the Plan (which is the remainder of approximately $80 million transferred to restricted cash in February 2017 to fund such

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

items), approximately $15 million related to deposits and approximately $5 million for other items. At December 31, 2016, “restricted cash” on the consolidated balance sheet represents amounts restricted related to utility services providers. In addition, restricted cash of approximately $8 million is included in “other noncurrent assets” on the consolidated balance sheet at December 31, 2016, and represents cash deposited by the Company into a separate account designated for asset retirement obligations in accordance with contractual agreements.
At December 31, 2016, net outstanding checks of approximately $6 million were reclassified and included in “accounts payable and accrued expenses” on the consolidated balance sheet. The change in net outstanding checks is presented as cash flows from financing activities and included in “other” on the consolidated statements of cash flows.
In November 2015, the Company issued $1.0 billion in aggregate principal amount of Second Lien Notes in exchange for approximately $2.0 billion in aggregate principal amount of certain of its outstanding senior notes (see Note 6). In addition, during the year ended December 31, 2016, approximately $841 million in commodity derivative settlements (primarily in connection with the April 2016 and May 2016 commodity derivative cancellations) were paid directly by the counterparties to the lenders under the Predecessor Credit Facility as repayments of a portion of the borrowings outstanding, and are reflected as noncash transactions by the Company.
Note 19 – Significant Customers
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
For the ten months ended December 31, 2017, the two months ended February 28, 2017, and the years ended December 31, 2016, and December 31, 2015, no individual customer exceeded 10% of the Company’s sales.
At December 31, 2017, and December 31, 2016, no individual customer exceeded 10% of the Company’s receivables.
Note 20 – Related Party Transactions
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
In addition, the Company’s subsidiary, Blue Mountain Midstream LLC, has an agreement in place with Roan for the processing of natural gas from certain of Roan’s properties.

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the four months ended December 31, 2017, the Company recognized service fees of approximately $5 million as a reduction to general and administrative expenses. The Company had approximately $23 million due from Roan, primarily associated with capital spending, included in “other current assets” and approximately $18 million due to Roan, primarily associated with joint interest billings and natural gas purchases, included in “accounts payable and accrued expenses” on the consolidated balance sheet at December 31, 2017.
Berry Petroleum Company, LLC
Berry, a former subsidiary of the Predecessor, was deconsolidated effective December 31, 2016 (see Note 4). The employees of Linn Operating, Inc. (“LOI”), a subsidiary of the Predecessor, provided services and support to Berry in accordance with an agency agreement and power of attorney between Berry and LOI. Upon deconsolidation, transactions between the Predecessor and Berry were no longer eliminated in consolidation and were treated as related party transactions. These transactions include, but are not limited to, management fees paid to the Company by Berry. On the Effective Date, Berry emerged from bankruptcy as a stand-alone, unaffiliated entity.
For the two months ended February 28, 2017, and years ended December 31, 2016, and December 31, 2015, Berry incurred management fees of approximately $6 million, $69 million and $78 million, respectively, for services provided by LOI. The Predecessor also had accounts payable due to Berry of approximately $3 million included in “accounts payable and accrued expenses” on the consolidated balance sheet at December 31, 2016. In addition, $25 million due to Berry was included in “liabilities subject to compromise” on the Predecessor’s consolidated balance sheet at December 31, 2016.
The Company made no capital contributions to Berry during the year ended December 31, 2016. During the year ended December 31, 2015, the Company made capital contributions of approximately $471 million to Berry, including $250 million which was deposited on Berry’s behalf and posted as restricted cash with Berry’s lenders in connection with the reduction of its borrowing base in May 2015.
The Company received no cash distributions from Berry during the year ended December 31, 2016. During the year ended December 31, 2015, the Company received cash distributions of approximately $89 million from Berry. In addition, in 2014, Berry advanced approximately $352 million to the Company. The Company was required to use the cash from the advance on capital expenditures in respect of Berry’s operations, to repay Berry’s indebtedness or as otherwise permitted under the terms of Berry’s indentures and credit facility. During the twelve months ended September 30, 2015, the Company spent approximately $223 million, including approximately $58 million in 2014, on capital expenditures in respect of Berry’s operations. On September 30, 2015, the Company repaid in full the remaining advance of approximately $129 million to Berry.
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

LINN ENERGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
The Company did not pay any distributions to LinnCo during the year ended December 31, 2016. During the year ended December 31, 2015, the Company paid approximately $121 million in distributions to LinnCo attributable to LinnCo’s interest in LINN Energy.
Other
One of the Predecessor’s former directors is the President and Chief Executive Officer of Superior Energy Services, Inc. (“Superior”), which provides oilfield services to the Company. For the years ended December 31, 2016, and December 31, 2015, the Company incurred expenditures of approximately $5 million and $8 million, respectively, related to services rendered by Superior and its subsidiaries.

LINN ENERGY, INC.
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

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands)
LINN Energy:
Property acquisition costs:
Proved	$—	$—	$—	$—
Unproved	—	—	—	—
Exploration costs	103,689	15,153	40,074	19,929
Development costs	96,178	24,256	86,053	264,227
Asset retirement costs	376	312	112	3,331
Total costs incurred – continuing operations	$200,243	$39,721	$126,239	$287,487
Total costs incurred – discontinued operations	$1,313	$269	$11,453	$167,049

Four Months Ended December 31, 2017
(in thousands)

Equity method investments (1)
Property acquisition costs:
Proved	$—
Unproved	6,851
Exploration costs	3,626
Development costs	89,585
Total costs incurred	$100,062

(1)	Represents the Company’s 50% equity interest in Roan. Costs incurred of Roan for 2017 is for the period from September 1, 2017 through December 31, 2017.

LINN ENERGY, INC.
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	Successor	Predecessor
	December 31, 2017	December 31, 2016
(in thousands)
LINN Energy:
Proved properties	$904,390	$12,234,099
Unproved properties	45,693	998,860
	950,083	13,232,959
Less accumulated depletion and amortization	(49,619)	(9,999,560)
	900,464	3,233,399
Less oil and natural gas capitalized costs, net – discontinued operations	—	(728,190)
	$900,464	$2,505,209

December 31, 2017
(in thousands)

Equity Method Investments: (1)
Proved properties	$400,682
Unproved properties	538,703
939,385
Less accumulated depletion and amortization	(28,441)
$910,944

(1)	Represents the Company’s 50% equity interest in Roan.

LINN ENERGY, INC.
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

Results of Oil and Natural Gas Producing Activities
The results of operations for oil, natural gas and NGL producing activities (excluding corporate overhead and interest costs):

	Successor	Predecessor
	Ten Months Ended December 31, 2017	Two Months Ended February 28, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands)
LINN Energy:
Revenues and other:
Oil, natural gas and natural gas liquids sales	$709,363	$188,885	$874,161	$1,065,795
Gains (losses) on oil and natural gas derivatives	13,533	92,691	(164,330)	1,027,014
	722,896	281,576	709,831	2,092,809
Production costs:
Lease operating expenses	208,446	49,665	296,891	352,077
Transportation expenses	113,128	25,972	161,574	167,023
Severance taxes, ad valorem taxes and California carbon allowances	47,411	14,851	66,616	97,732
	368,985	90,488	525,081	616,832
Other costs:
Exploration costs	3,137	93	4,080	9,473
Depletion and amortization	101,360	39,689	295,889	471,046
Impairment of long-lived assets	—	—	165,044	4,960,144
(Gains) losses on sale of assets and other, net	(678,200)	18	417	(199,296)
Income tax benefit	(4,640)	(166)	(649)	(2,721)
	(578,343)	39,634	464,781	5,238,646
Results of operations – continuing operations	$932,254	$151,454	$(280,031)	$(3,762,669)
Results of operations – discontinued operations	$142,175	$1,246	$(1,076,407)	$(844,754)
There is no federal tax provision included in the Predecessor’s results above because the Predecessor’s subsidiaries subject to federal income taxes did not own any of the Predecessor’s oil and natural gas interests. Limited liability companies are subject to Texas margin tax. See Note 17 for additional information about income taxes.

LINN ENERGY, INC.
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

Four Months Ended December 31, 2017
(in thousands)

Equity Method Investments: (1)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$42,322
Losses on oil and natural gas derivatives	(4,591)
37,731
Production costs:
Lease operating expenses	4,102
Transportation expenses	4,576
Severance taxes and ad valorem taxes	1,026
9,704
Other costs:
Exploration costs	3,626
Depletion and amortization	11,371
14,997
Results of operations	$13,030

(1)	Represents the Company’s 50% equity interest in Roan. Results of oil and natural gas producing activities of Roan for 2017 is for the period from September 1, 2017 through December 31, 2017.
There is no tax provision included in Roan’s results above because Roan is not subject to federal income taxes.

LINN ENERGY, INC.
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

Proved Oil, Natural Gas and NGL Reserves
The proved reserves of oil, natural gas and NGL of the Company have been prepared by the independent engineering firm, DeGolyer and MacNaughton. In accordance with Securities and Exchange Commission (“SEC”) regulations, reserves at December 31, 2017, December 31, 2016, and December 31, 2015, were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, excluding escalations based upon future conditions. An analysis of the change in estimated quantities of oil, natural gas and NGL reserves, all of which are located within the U.S., is shown below:

	Successor
	Year Ended December 31, 2017
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total Continuing Operations (Bcfe)	Total Discontinued Operations (Bcfe)	Total (Bcfe)
LINN Energy:
Proved developed and undeveloped reserves:
Beginning of year	2,290	72.6	104.1	3,350	170	3,520
Revisions of previous estimates	(102)	(5.6)	9.7	(78)	—	(78)
Sales of minerals in place	(754)	(37.0)	(39.6)	(1,213)	(164)	(1,377)
Extensions and discoveries	90	3.7	4.9	142	—	142
Production	(147)	(6.6)	(7.6)	(233)	(6)	(239)
End of year	1,377	27.1	71.5	1,968	—	1,968
Proved developed reserves:
Beginning of year	2,118	66.7	94.4	3,084	170	3,254
End of year	1,323	27.0	70.5	1,908	—	1,908
Proved undeveloped reserves:
Beginning of year	172	5.9	9.7	266	—	266
End of year	54	0.1	1.0	60	—	60

LINN ENERGY, INC.
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

	Four Months Ended December 31, 2017
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total (Bcfe)

Equity Method Investments: (1)
Proved developed and undeveloped reserves:
Beginning of period	173	10.3	17.8	342
Revisions of previous estimates	(14)	(2.6)	(1.9)	(42)
Extensions and discoveries	189	11.4	24.3	403
Production	(5)	(0.4)	(0.4)	(9)
End of year	343	18.7	39.8	694
Proved developed reserves:
Beginning of year	95	4.5	7.9	169
End of year	130	6.2	12.0	239
Proved undeveloped reserves:
Beginning of year	78	5.8	9.9	173
End of year	213	12.5	27.8	455

(1)	Represents the Company’s 50% equity interest in Roan.

	Predecessor
	Year Ended December 31, 2016
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total Continuing Operations (Bcfe)	Total Discontinued Operations (Bcfe)	Total (Bcfe)
LINN Energy:
Proved developed and undeveloped reserves:
Beginning of year	2,212	74.3	97.0	3,240	1,248	4,488
Revisions of previous estimates	—	(3.8)	1.2	(16)	(192)	(208)
Extensions and discoveries	265	10.1	15.2	417	11	428
Production	(187)	(8.0)	(9.3)	(291)	(93)	(384)
Deconsolidation of Berry Petroleum, LLC proved reserves	—	—	—	—	(804)	(804)
End of year	2,290	72.6	104.1	3,350	170	3,520
Proved developed reserves:
Beginning of year	2,212	74.3	97.0	3,240	1,248	4,488
End of year	2,118	66.7	94.4	3,084	170	3,254
Proved undeveloped reserves:
Beginning of year	—	—	—	—	—	—
End of year	172	5.9	9.7	266	—	266

LINN ENERGY, INC.
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

	Predecessor
	Year Ended December 31, 2015
	Natural Gas (Bcf)	Oil (MMBbls)	NGL (MMBbls)	Total Continuing Operations (Bcfe)	Total Discontinued Operations (Bcfe)	Total (Bcfe)
LINN Energy:
Proved developed and undeveloped reserves:
Beginning of year	3,552	147.8	146.3	5,318	1,986	7,304
Revisions of previous estimates	(1,137)	(62.4)	(38.7)	(1,743)	(636)	(2,379)
Sales of minerals in place	(13)	(4.1)	(2.0)	(50)	—	(50)
Extensions and discoveries	10	3.0	0.8	32	15	47
Production	(200)	(10.0)	(9.4)	(317)	(117)	(434)
End of year	2,212	74.3	97.0	3,240	1,248	4,488
Proved developed reserves:
Beginning of year	2,981	104.2	117.5	4,312	1,506	5,818
End of year	2,212	74.3	97.0	3,240	1,248	4,488
Proved undeveloped reserves:
Beginning of year	571	43.6	28.8	1,006	480	1,486
End of year	—	—	—	—	—	—
The tables above include changes in estimated quantities of oil and NGL reserves shown in Mcf equivalents using the ratio of one barrel to six Mcf. Reserves for the Company’s California properties and Berry are reported as discontinued operations for all periods presented.
Proved reserves from continuing operations decreased by approximately 1,382 Bcfe to approximately 1,968 Bcfe for the year ended December 31, 2017, from 3,350 Bcfe for the year ended December 31, 2016. The year ended December 31, 2017, includes approximately 78 Bcfe of negative revisions of previous estimates (264 Bcfe of negative revisions due to asset performance partially offset by 186 Bcfe of positive revisions due to higher commodity prices). During the year ended December 31, 2017, several divestitures decreased reserves by approximately 1,213 Bcfe (see Note 4 for additional information of divestitures). In addition, extensions and discoveries, primarily from 90 productive wells drilled during the year, contributed approximately 142 Bcfe to the increase in proved reserves.
Proved reserves from continuing operations increased by approximately 110 Bcfe to approximately 3,350 Bcfe for the year ended December 31, 2016, from 3,240 Bcfe for the year ended December 31, 2015. The year ended December 31, 2016, includes approximately 16 Bcfe of negative revisions of previous estimates (97 Bcfe of negative revisions due to lower commodity prices partially offset by 81 Bcfe of positive revisions due to asset performance). In addition, extensions and discoveries, primarily from 211 productive wells drilled during the year, contributed approximately 417 Bcfe to the increase in proved reserves.
Proved reserves from continuing operations decreased by approximately 2,078 Bcfe to approximately 3,240 Bcfe for the year ended December 31, 2015, from 5,318 Bcfe for the year ended December 31, 2014. The year ended December 31, 2015, includes approximately 1,743 Bcfe of negative revisions of previous estimates (1,332 Bcfe due to lower commodity prices, 197 Bcfe due to uncertainty regarding the Company’s future commitment to capital and 237 Bcfe due to the SEC five-year development limitation on PUDs, partially offset by 23 Bcfe of positive revisions due to asset performance). During the year ended December 31, 2015, divestitures including the Howard County Assets Sale decreased proved reserves by approximately 50 Bcfe. In addition, extensions and discoveries, primarily from 388 productive wells drilled during the year,

LINN ENERGY, INC.
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

contributed approximately 32 Bcfe to the increase in proved reserves. As a result of the uncertainty regarding the Company’s future commitment to capital, the Company reclassified all of its PUDs to unproved at December 31, 2015.
Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Reserves
Information with respect to the standardized measure of discounted future net cash flows relating to proved reserves is summarized below. Future cash inflows are computed by applying applicable prices relating to the Company’s proved reserves to the year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs assuming continuation of existing economic conditions. Future income tax expenses are calculated by applying the year-end statutory tax rates (with consideration of any known future changes) to the pretax net cash flows, reduced by the applicable tax basis and giving effect to any tax deductions, tax credits and allowances relating to the proved oil and natural gas reserves. There are no future income tax expenses at December 31, 2016, or December 31, 2015, because the Predecessor was not subject to federal income taxes. Limited liability companies are subject to Texas margin tax; however, these amounts were not material. See Note 17 for additional information about income taxes.

	December 31,
	2017	2016	2015
	(in thousands)
LINN Energy:
Future cash inflows	$6,730,186	$9,856,698	$10,396,598
Future production costs	(3,810,932)	(5,755,460)	(6,576,424)
Future development costs	(486,989)	(917,262)	(722,685)
Future income tax expenses	(303,803)	—	—
Future net cash flows	2,128,462	3,183,976	3,097,489
10% annual discount for estimated timing of cash flows	(1,083,331)	(1,488,219)	(1,404,304)
Standardized measure of discounted future net cash flows – continuing operations	$1,045,131	$1,695,757	$1,693,185
Standardized measure of discounted future net cash flows – discontinued operations	$—	$232,941	$1,340,360

Representative NYMEX prices: (1)
Natural gas (MMBtu)	$2.98	$2.48	$2.59
Oil (Bbl)	$51.34	$42.64	$50.16

(1)
In accordance with SEC regulations, reserves were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, excluding escalations based upon future conditions. The average price used to estimate reserves is held constant over the life of the reserves.

LINN ENERGY, INC.
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

December 31, 2017
(in thousands)

Equity Method Investments: (1)
Future cash inflows	$2,635,233
Future production costs	(832,362)
Future development costs	(372,884)
Future net cash flows	1,429,987
10% annual discount for estimated timing of cash flows	(832,152)
Standardized measure of discounted future net cash flows	$597,835

Representative NYMEX prices: (2)
Natural gas (MMBtu)	$2.98
Oil (Bbl)	$51.34

(1)	Represents the Company’s 50% equity interest in Roan.

(2)
In accordance with SEC regulations, reserves were estimated using the average price during the 12-month period, determined as an unweighted average of the first-day-of-the-month price for each month, excluding escalations based upon future conditions. The average price used to estimate reserves is held constant over the life of the reserves.

There are no future income tax expenses at December 31, 2017, because Roan is not subject to federal income taxes.
The following table summarizes the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)

LINN Energy:
Sales and transfers of oil, natural gas and NGL produced during the period	$(438,775)	$(349,080)	$(448,963)
Changes in estimated future development costs	(5,276)	19,460	953,393
Net change in sales and transfer prices and production costs related to future production	400,411	(92,236)	(5,313,449)
Sales of minerals in place	(685,050)	—	(97,785)
Extensions, discoveries and improved recovery	187,223	221,765	46,487
Previously estimated development costs incurred during the period	9,704	—	84,329
Net change due to revisions in quantity estimates	(65,935)	10,387	(939,030)
Net change in income taxes	(155,257)	—	—
Accretion of discount	169,576	169,318	707,085
Changes in production rates and other	(67,247)	22,958	(369,736)
Change – continuing operations	$(650,626)	$2,572	$(5,377,669)
Change – discontinued operations	$(232,941)	$(1,107,419)	$(4,101,077)

LINN ENERGY, INC.
SUPPLEMENTAL OIL AND NATURAL GAS DATA (Unaudited) - Continued

Four Months Ended December 31, 2017
(in thousands)

Equity Method Investments (1)
Standardized measure – Beginning of period	$304,900
Sales and transfers of oil, natural gas and NGL produced during the period	(32,618)
Changes in estimated future development costs	(14,617)
Net change in sales and transfer prices and production costs related to future production	33,912
Extensions, discoveries and improved recovery	270,737
Previously estimated development costs incurred during the period	89,457
Net change due to revisions in quantity estimates	(47,222)
Accretion of discount	10,163
Changes in production rates and other	(16,877)
Net increase	292,935
Standardized measure – End of year	$597,835

(1)
Represents the Company’s 50% equity interest in Roan. Changes in the standardized measure of discounted future net cash flows of Roan for 2017 is for the period from September 1, 2017 through December 31, 2017.

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
Quarterly Financial Data

	Predecessor	Successor
	January 1, 2017 to February 28, 2017	March 1, 2017 to March 31, 2017	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share and per unit amounts)
2017:
Oil, natural gas and natural gas liquids sales	$188,885	$80,325	$243,167	$206,318	$179,553
Gains (losses) on oil and natural gas derivatives	92,691	(11,959)	45,714	(14,497)	(5,725)
Total revenues and other	298,127	73,308	307,819	236,682	208,869
Total expenses (1)	214,327	78,349	220,548	202,143	191,491
(Gains) losses on sale of assets and other, net	829	484	(306,878)	(26,977)	(289,701)
Reorganization items, net	2,331,189	(2,565)	(3,377)	(2,605)	(304)
Income (loss) from continuing operations	2,397,609	(7,324)	223,379	51,030	85,587
Income (loss) from discontinued operations, net of income taxes	(548)	68	(3,322)	86,099	150
Net income (loss)	2,397,061	(7,256)	220,057	137,129	85,737
Net income attributable to noncontrolling interests	—	—	—	66	2,741
Net income attributable to stockholders/unitholders	2,397,061	(7,256)	220,057	137,063	82,996

Income (loss) per share/unit – continuing operations:
Basic	$6.80	$(0.08)	$2.49	$0.58	$0.98
Diluted	$6.80	$(0.08)	$2.47	$0.57	$0.94
Income (loss) per share/unit – discontinued operations:
Basic	$(0.01)	$—	$(0.04)	$0.98	$—
Diluted	$(0.01)	$—	$(0.04)	$0.97	$—
Net income (loss) per share/unit:
Basic	$6.79	$(0.08)	$2.45	$1.56	$0.98
Diluted	$6.79	$(0.08)	$2.43	$1.54	$0.94

(1)
Includes the following expenses: lease operating, transportation, marketing, general and administrative, exploration, depreciation, depletion and amortization, impairment of long-lived assets and taxes, other than income taxes.

LINN ENERGY, INC.
SUPPLEMENTAL QUARTERLY DATA (Unaudited) - Continued

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

	Predecessor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per unit amounts)
2016:
Oil, natural gas and natural gas liquids sales	$184,441	$195,847	$237,986	$255,887
Gains (losses) on oil and natural gas derivatives	109,453	(183,794)	166	(90,155)
Total revenues and other	331,261	44,245	266,975	197,163
Total expenses (1)	449,809	274,941	310,772	269,906
Losses on sale of assets and other, net	1,468	2,607	2,532	9,650
Reorganization items, net	—	485,798	(28,361)	(145,838)
Income (loss) from continuing operations	(213,868)	204,691	(96,301)	(261,865)
Income (loss) from discontinued operations, net of income taxes	(1,133,878)	3,801	(102,064)	(572,372)
Net income (loss)	(1,347,746)	208,492	(198,365)	(834,237)

Income (loss) per unit – continuing operations:
Basic	$(0.61)	$0.58	$(0.27)	$(0.74)
Diluted	$(0.61)	$0.58	$(0.27)	$(0.74)
Income (loss) per unit – discontinued operations:
Basic	$(3.22)	$0.01	$(0.29)	$(1.62)
Diluted	$(3.22)	$0.01	$(0.29)	$(1.62)
Net income (loss) per unit:
Basic	$(3.83)	$0.59	$(0.56)	$(2.36)
Diluted	$(3.83)	$0.59	$(0.56)	$(2.36)

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
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.
Management’s Annual Report on Internal Control Over Financial Reporting
See “Management’s Report on Internal Control Over Financial Reporting” in Item 8. “Financial Statements and Supplementary Data.”
Remediation of Previously Identified Material Weakness in Internal Control Over Financial Reporting
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on November 14, 2017, during the third quarter of 2017, the Company’s management determined that a material weakness existed in the Company’s internal control over financial reporting, specifically related to the Company’s adoption of fresh start accounting upon emergence from bankruptcy on February 28, 2017. The Company did not have adequately designed controls over the application of GAAP used to measure the carrying value of the underlying assets and liabilities in fresh start accounting, the involvement of individuals with the requisite knowledge, expertise and industry-specific experience to account for and disclose complex non-routine transactions, and the review and supervision of such accounting.
During the third and fourth quarters of 2017, the Company took actions to remediate the material weakness, including performing additional reviews of the allocation of proved and unproved properties on a field-by-field basis, and revised its policy to engage parties with the requisite knowledge, expertise and industry-specific experience as needed to assist in the accounting and disclosure of complex non-routine transactions. Management considered the qualifications of team members reviewing non-routine complex transactions to ensure they meet the qualifications required for the proposed and actual scope of work, as well as assignment of roles and responsibilities to third party service providers.
The Company completed the testing and evaluation of the operating effectiveness of the controls, and based on the results of the testing, the controls were determined to be designed and operating effectively as of December 31, 2017. Accordingly, the Company’s management concluded the previously reported material weakness was remediated as of December 31, 2017.
Changes in the Company’s Internal Control Over Financial Reporting
The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the

Item 9A.    Controls and Procedures - Continued

consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Because of its inherent limitations, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Other than the additional controls related to the remediation of the material weakness, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
A list of the Company’s executive officers and biographical information appears below under the caption “Executive Officers of the Company.” Additional information required by this item will be included in an amendment to this Annual Report on Form 10-K.
Executive Officers of the Company

Name	Age	Position with the Company

Mark E. Ellis	61	President and Chief Executive Officer
David B. Rottino	51	Executive Vice President and Chief Financial Officer
Arden L. Walker, Jr.	58	Executive Vice President and Chief Operating Officer
Thomas E. Emmons	49	Senior Vice President – Corporate Services
Jamin B. McNeil	52	Senior Vice President – Houston Division Operations
Candice J. Wells	43	Senior Vice President, General Counsel and Corporate Secretary
Mark E. Ellis is the President and Chief Executive Officer in addition to serving on the Company’s board of directors and has served in such capacity since February 2017. He previously served as Chairman, President and Chief Executive Officer from December 2011 to February 2017, as President, Chief Executive Officer and Director from January 2010 to December 2011 and as President and Chief Operating Officer from December 2007 to January 2010. Mr. Ellis serves on the boards of PDC Energy, Inc., the Independent Petroleum Association of America, American Exploration & Production Council and the Houston Museum of Natural Science. Mr. Ellis is a member of the Society of Petroleum Engineers.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following summarizes information regarding the number of shares of Class A common stock that are available for issuance under all of the Company’s equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Unit Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Unit Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	$—	2,831,696
Equity compensation plans not approved by security holders	—	—	—
	—	$—	2,831,696
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

LINN ENERGY, INC.

Date: February 27, 2018	By:	/s/ Mark E. Ellis
Mark E. Ellis President and Chief Executive Officer

Date: February 27, 2018	By:	/s/ David B. Rottino
David B. Rottino Executive Vice President and Chief Financial Officer

Date: February 27, 2018	By:	/s/ Darren R. Schluter
Darren R. Schluter Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark E. Ellis	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2018
Mark E. Ellis

/s/ David B. Rottino	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	February 27, 2018
David B. Rottino

/s/ Darren R. Schluter	Vice President and Controller (Principal Accounting Officer)	February 27, 2018
Darren R. Schluter

/s/ Matthew Bonanno	Director	February 27, 2018
Matthew Bonanno

/s/ Philip Brown	Director	February 27, 2018
Philip Brown

/s/ Evan Lederman	Chairman and Director	February 27, 2018
Evan Lederman

/s/ Andrew Taylor	Director	February 27, 2018
Andrew Taylor

Index to Exhibits

Exhibit Number		Description
2.1	—
Amended Joint Chapter 11 Plan of Reorganization of Linn Energy, LLC and Its Debtor Affiliates Other Than Linn Acquisition Company, LLC and Berry Petroleum Company, LLC, dated January 25, 2017 (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on January 31, 2017)

2.2	—
Purchase and Sale Agreement, dated April 30, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC and Jonah Energy LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 4, 2017)

2.3	—
Purchase and Sale Agreement, dated May 23, 2017, by and among Linn Energy Holdings, LLC, Linn Operating, LLC, Linn Midstream, LLC and Berry Petroleum Company, LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on May 30, 2017)

2.4	—
Purchase and Sale Agreement, dated May 25, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC and Denbury Onshore, LLC (incorporated by reference to Exhibit 2.3 to Quarterly Report on Form 10-Q filed on August 3, 2017)

2.5	—
First Amendment, dated June 30, 2017, to Purchase and Sale Agreement, dated May 25, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC and Denbury Onshore, LLC (incorporated by reference to Exhibit 2.4 to Quarterly Report on Form 10-Q filed on August 3, 2017)

2.6	—
Purchase and Sale Agreement, dated June 1, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC, Linn Midstream, LLC and Bridge Energy LLC (incorporated by reference to Exhibit 2.5 to Quarterly Report on Form 10-Q filed on August 3, 2017)

2.7	—
First Amendment, dated July 10, 2017, to Purchase and Sale Agreement, dated June 1, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC, Linn Midstream, LLC and Bridge Energy LLC (incorporated by reference to Exhibit 2.6 to Quarterly Report on Form 10-Q filed on August 3, 2017)

2.8	—
Purchase and Sale Agreement, dated October 3, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC and Washakie Exaro Opportunities, LLC (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 5, 2017)

2.9**	—	First Amendment, dated October 12, 2017, to Purchase and Sale Agreement, dated October 3, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC and Washakie Exaro Opportunities, LLC
2.10**	—	Purchase and Sale Agreement, dated December 18, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC and Scout Energy Group IV, LP
3.1	—	Amended and Restated Certificate of Incorporation of Linn Energy, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-8 filed on February 28, 2017)
3.2	—	Bylaws of Linn Energy, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-8 filed on February 28, 2017)
4.1	—	Form of specimen New Common Stock certificate of Linn Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed on March 3, 2017)
10.1	—
Registration Rights Agreement dated as of February 28, 2017, among Linn Energy, Inc. and the holders party thereto (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 3, 2017)

10.2*	—	Linn Energy, Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-8 filed on February 28, 2017)
10.3*	—	Form of Restricted Stock Unit Agreement (for executive officers with employment agreements) (incorporated by reference to Exhibit 10.2 to Registration Statement on Form S-8 filed on February 28, 2017)
10.4*	—	Form of Restricted Stock Unit Agreement (for employees) (incorporated by reference to Exhibit 10.3 to Registration Statement on Form S-8 filed on February 28, 2017)

Index to Exhibits - Continued

Exhibit Number		Description
10.5*	—	Linn Energy Holdco LLC Incentive Interest Plan (incorporated by reference to Exhibit 10.6 to Annual Report on Form 10-K filed on March 23, 2017)
10.6*	—	Form of Award Agreement (base interests) (incorporated by reference to Exhibit 10.7 to Annual Report on Form 10‑K filed on March 23, 2017)
10.7*	—	Form of Award Agreement (appreciation interests) (incorporated by reference to Exhibit 10.8 to Annual Report on Form 10-K filed on March 23, 2017)
10.8	—
Membership Interest Purchase Agreement, dated as of February 28, 2017, by and between Linn Energy, LLC and Linn Energy, Inc. (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K filed on March 3, 2017)

10.9	—
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

10.12*	—
Form of Indemnity Agreement between Linn Energy, Inc. and the directors and officers of Linn Energy, Inc. (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-8 filed on February 28, 2017)

10.13*	—	Second Amended and Restated Employment Agreement of Mark E. Ellis, dated February 28, 2017 (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K filed on March 3, 2017)
10.14*	—	Third Amended and Restated Employment Agreement of David B. Rottino, dated February 28, 2017 (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed on March 3, 2017)
10.15*	—	Second Amended and Restated Employment Agreement of Arden L. Walker, Jr., dated February 28, 2017 (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K filed on March 3, 2017)
10.16*	—	Employment Agreement of Jamin B. McNeil, dated February 28, 2017 (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 3, 2017)
10.17*	—	Employment Agreement of Thomas E. Emmons, dated February 28, 2017 (incorporated by reference to Exhibit 10.15 to Current Report on Form 8-K filed on March 3, 2017)
10.18*	—	Employment Agreement of Candice J. Wells, dated February 28, 2017 (incorporated by reference to Exhibit 10.16 to Current Report on Form 8-K filed on March 3, 2017)
10.19*	—	Form of Special Bonus Award Agreement (incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed on May 11, 2017)
10.20*	—	Linn Energy, Inc. Severance Plan, dated February 28, 2017 (incorporated by reference to Exhibit 10.21 to Quarterly Report on Form 10-Q filed on May 11, 2017)
10.21	—
Engineering and Construction Agreement, dated June 13, 2017, between Linn Midstream, LLC (now known as Blue Mountain Midstream LLC) and BCCK Engineering Incorporated (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 3, 2017)

10.22	—
Equipment Supply Agreement, dated June 13, 2017, between Linn Midstream, LLC (now known as Blue Mountain Midstream LLC) and BCCK Engineering Incorporated (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on August 3, 2017)

10.23	—
Contribution Agreement, dated June 27, 2017, by and among Linn Energy Holdings, LLC, Linn Operating, LLC, Citizen Energy II, LLC and Roan Resources LLC (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on August 3, 2017)

Index to Exhibits - Continued

Exhibit Number		Description
10.24**	—
First Amendment to Contribution Agreement, dated August 31, 2017, to Contribution Agreement, dated June 27, 2017, by and among Linn Energy Holdings, LLC, Linn Operating, LLC, Citizen Energy II, LLC and Roan Resources LLC

10.25**	—
Second Amendment to Contribution Agreement, dated October 31, 2017, to Contribution Agreement, dated June 27, 2017, by and among Roan Holdco LLC, Linn Operating, LLC, Roan Holdings, LLC and Roan Resources LLC

10.26**	—
Third Amendment to Contribution Agreement, dated November 29, 2017, to Contribution Agreement, dated June 27, 2017, by and among Linn Energy Holdings, LLC, Linn Operating, LLC, Citizen Energy II, LLC and Roan Resources LLC

10.27	—
Amended and Restated Limited Liability Company Agreement of Roan Resources LLC, dated as of August 31, 2017 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8‑K filed on September 7, 2017)

10.28	—
Credit Agreement dated as of February 28, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc. as holdings, subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 3, 2017)

10.29	—
First Amendment and Consent to Credit Agreement dated as of May 31, 2017, to Credit Agreement and Security Agreement dated as of February 28, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc., the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 3, 2017)

10.30	—
Credit Agreement, dated as of August 4, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc. as holdings, Royal Bank of Canada, as administrative agent, Citibank, N.A., as syndication agent, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and PNC Bank National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 filed on September 26, 2017)

10.31	—
First Amendment to Credit Agreement, dated as of September 29, 2017, to Credit Agreement dated as of August 4, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc. as holdings, Royal Bank of Canada, as administrative agent, Citibank, N.A., as syndication agent, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and PNC Bank National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 14, 2017)

21.1**	—	List of Significant Subsidiaries
23.1**	—	Consent of KPMG LLP
23.2**	—	Consent of DeGolyer and MacNaughton – LINN Energy
23.3**	—	Consent of DeGolyer and MacNaughton – Roan
31.1**	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	—	Section 1350 Certification of Chief Executive Officer
32.2**	—	Section 1350 Certification of Chief Financial Officer
99.1**	—	2017 Report of DeGolyer and MacNaughton – LINN Energy
99.2**	—	2017 Report of DeGolyer and MacNaughton – Roan
101.INS†	—	XBRL Instance Document
101.SCH†	—	XBRL Taxonomy Extension Schema Document

Index to Exhibits - Continued

Exhibit Number		Description
101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement required to be filed as an Exhibit hereto pursuant to Item 601 of Regulation S-K.

**	Filed herewith.

†	Furnished herewith.