Form 10-K/A
period 2017-12-31
LINN ENERGY, INC.
filed 2018-04-18
CIK 1326428

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
LINN Energy is an independent oil and natural gas company that was formed in February 2017, in connection with the reorganization of the Predecessor. The Predecessor was publicly traded from January 2006 to February 2017. On May 11, 2016, Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo (collectively, the “LINN Debtors”) and Berry (collectively with the LINN Debtors, the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040. During the pendency of the Chapter 11 proceedings, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company emerged from bankruptcy effective February 28, 2017 (the “Effective Date”).
LINN Energy is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Filing”), filed with the Securities and Exchange Commission (“SEC”) on February 27, 2018, solely to disclose all Part III information. In accordance with Rule 12b-15 under the Exchange Act, this Amended Filing includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.
All other items as presented in the Original Filing are unchanged. Except for the foregoing amended information, this Amended Filing does not amend, update or change any other information presented in the Original Filing.

Part III
Item 10.    Directors, Executive Officers and Corporate Governance
The Company’s business and affairs are managed by a board of directors (the “Board”) and executive officers. The names, ages and positions of the Company’s current directors and executive officers, together with certain information concerning each of them as of March 31, 2018, is set forth below. In accordance with the Company’s Restated Certificate of Incorporation, each of our current directors will serve until the Company’s first annual meeting following the Effective Date. The Board currently consists of the six members described below. One additional authorized director seat remains vacant.
There are no family relationships among any of our directors and executive officers. Certain of our executive officers served as officers of the Company prior to and during its Chapter 11 proceedings.
Directors and Executive Officers of the Company

Name	Age	Position with the Company

Evan Lederman	38	Chairman and Director
Matthew Bonanno	39	Director
Philip Brown	40	Director
Andrew Taylor	40	Director
Mark E. Ellis	61	President, Chief Executive Officer and Director
David B. Rottino	51	Executive Vice President, Chief Financial Officer and Director
Arden L. Walker, Jr.	58	Executive Vice President and Chief Operating Officer
Candice J. Wells	43	Senior Vice President, General Counsel and Corporate Secretary
Jamin B. McNeil	52	Senior Vice President – Houston Division Operations
Thomas E. Emmons	49	Senior Vice President – Corporate Services
Evan Lederman has served on the Company’s Board since the Effective Date and as Chairman of the Board since March 2, 2017. Mr. Lederman serves on the Company’s Audit and Compensation Committees. Mr. Lederman is a Managing Director, Co-Head of Restructuring and a Partner on the Investment Team at Fir Tree Partners. Mr. Lederman focuses on the funds’ distressed credit and special situation investment strategies, including co-managing its energy restructuring initiatives. Prior to joining Fir Tree Partners, Mr. Lederman worked in the Business Finance and Restructuring groups at Weil, Gotshal & Manges LLP and Cravath, Swaine & Moore LLP. In addition to the Company, Mr. Lederman is currently a member of the boards, in his capacity as a Fir Tree Partner’s employee, of Ultra Petroleum Corp. (Chairman), Amplify Energy Corp., New Emerald Energy LLC, Roan Resources LLC and Deer Finance, LLC. Mr. Lederman received a J.D. degree with honors from New York University School of Law and a B.A., magna cum laude, from New York University.
Matthew Bonanno has served on the Company’s Board since the Effective Date. He also serves as Chairman of the Company’s Audit Committee and on the Company’s Compensation Committee. Mr. Bonanno joined York Capital Management in July 2010 and is a Partner of the Firm and the Co-Head of North America Credit.  Mr. Bonanno joined York from the Blackstone Group where he worked as an associate focusing on restructuring, recapitalization and reorganization transactions.  Prior to joining the Blackstone Group, Mr. Bonanno worked on financing and strategic transactions at News Corporation and as an Investment Banker at JP Morgan and Goldman Sachs. In addition to the Company, Mr. Bonanno is currently a member of the Boards, in his capacity as a York employee, of Rever Offshore AS, and all entities incorporated pursuant to York’s partnership with Costamare Inc. and Augustea Bunge Maritime, Next Decade LLC, Vantage Drilling Co., Roan Resources LLC and Samson Resources II, LLC.  Mr. Bonanno is also a member of the Board of Directors of the Children’s Scholarship Fund. Mr. Bonanno received a B.A. in History from Georgetown University and an M.B.A in Finance from The Wharton School of the University of Pennsylvania.

Philip Brown has served on the Company’s Board since the Effective Date and serves on the Company’s Audit and Compensation Committees. Mr. Brown joined P. Schoenfeld Asset Management (“PSAM”) in 2009 and is a Partner of the firm, where he focuses on credit-oriented investments across various industries. Prior to joining PSAM, Mr. Brown held positions at Sun Capital Partners, Inc., an operationally-focused private equity firm, and Buckeye Capital Partners, an event-driven hedge fund. He began his career as an investment banking analyst at Wasserstein Perella & Co.
Andrew Taylor has served on the Company’s Board since the Effective Date and serves as Chairman of the Company’s Compensation Committee and on the Company’s Audit Committee. Mr. Taylor is a member of the investment team of Elliott Management Corporation (“Elliott”), a New York-based trading firm, where he is responsible for various corporate investments. Prior to joining Elliott in 2015, Mr. Taylor held similar positions in BlackRock’s Distressed Products Group, R3 Capital Partners and the Global Principal Strategies team at Lehman Brothers. In addition to the Company, Mr. Taylor, in his capacity as an Elliott employee, serves on the Board of Roan Resources LLC and Birch Permian Holdings, Inc.
Mark E. Ellis is the Company’s President and Chief Executive Officer in addition to serving on the Board and has served in such capacity since the Effective Date. He previously served as the Predecessor’s Chairman, President and Chief Executive Officer from December 2011 to February 2017, the President, Chief Executive Officer and Director from January 2010 to December 2011 and the President and Chief Operating Officer from December 2007 to January 2010. Mr. Ellis serves on the boards of PDC Energy, Inc., the Independent Petroleum Association of America, American Exploration & Production Council and the Houston Museum of Natural Science. Mr. Ellis is a member of the Society of Petroleum Engineers.
David B. Rottino is the Company’s Executive Vice President and Chief Financial Officer in addition to serving on the Board and has served in such capacity since the Effective Date. He previously served as the Predecessor’s Executive Vice President and Chief Financial Officer from August 2015 to February 2017 and as Executive Vice President, Business Development and Chief Accounting Officer from January 2014 to August 2015. From July 2010 to January 2014, he served as Senior Vice President of Finance, Business Development and Chief Accounting Officer and from June 2008 to July 2010, Mr. Rottino served as Senior Vice President and Chief Accounting Officer.
Arden L. Walker, Jr. is the Company’s Executive Vice President and Chief Operating Officer and has served in such capacity since the Effective Date. He previously served as the Predecessor’s Executive Vice President and Chief Operating Officer from January 2011 to February 2017. From January 2010 to January 2011, Mr. Walker served as Senior Vice President and Chief Operating Officer. Mr. Walker joined the Company in February 2007 as Senior Vice President, Operations and Chief Engineer. Mr. Walker is a member of the Society of Petroleum Engineers and Independent Petroleum Association of America.
Candice J. Wells is the Company’s Senior Vice President, General Counsel and Corporate Secretary and has served in such capacity since the Effective Date. She previously served as the Predecessor’s Senior Vice President, General Counsel and Corporate Secretary from January 2016 to February 2017. From October 2013 to January 2016, Ms. Wells served as Vice President, General Counsel and Corporate Secretary. From March 2013 to October 2013, Ms. Wells served as Vice President, acting General Counsel and Corporate Secretary and from September 2011 to March 2013, she served as Vice President, Assistant General Counsel and Corporate Secretary.
Jamin B. McNeil is the Company’s Senior Vice President – Houston Division Operations and has served in such capacity since the Effective Date. He previously served as the Predecessor’s Senior Vice President – Houston Division Operations from January 2014 to February 2017. From June 2007 to January 2014, Mr. McNeil served as Vice President – Houston Division Operations. Mr. McNeil is a member of the Society of Petroleum Engineers.
Thomas E. Emmons is the Company’s Senior Vice President – Corporate Services and has served in such capacity since the Effective Date. He previously served as the Predecessor’s Senior Vice President – Corporate Services from January 2014 to February 2017. From September 2012 to January 2014, Mr. Emmons served as Vice President – Corporate Services and from August 2008 to September 2012, Mr. Emmons served as Vice President, Human Resources and Environmental, Health and Safety.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
The Company has no securities registered pursuant to Section 12 of the Exchange Act; thus the provisions of Section 16(a) of the Exchange Act are not applicable to the Company.

CORPORATE GOVERNANCE
Codes of Ethics
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
Board of Directors
Composition and Independence
The Company is traded on the OTCQB market, the applicable standards of which do not require the Company to have a majority of independent directors; however, each of Mr. Lederman, Mr. Taylor, Mr. Bonanno and Mr. Brown meet the definition of Independent Director in NASDAQ Marketplace Rule 5605(a)(2). Mr. Ellis and Mr. Rottino do not meet the NASDAQ definition of Independent Director because they are employees of the Company.
Meetings of the Board of Directors
The Board holds regular and special meetings from time to time as necessary. Regular meetings may be held without notice on dates set by the Board. Special meetings of the Board may be called with 24 hours’ notice to each member (unless waived) upon request of the Chairman of the Board, the Chief Executive Officer or any two Board members. A quorum for a regular or special meeting will exist when a majority of the members are participating in the meeting either in person or by conference telephone. Any action required or permitted to be taken at a Board meeting may be taken without a meeting, without prior notice and without a vote if all of the members sign a written consent authorizing the action.
During 2017, the Board held four regular and eleven special meetings. The standing committees of the Company’s Board held an aggregate of six meetings during this period. Each director attended at least 75% of the aggregate number of meetings of the Board and committees on which he served. Due to requirements contained in the Company’s Restated Certificate of Incorporation following its emergence from bankruptcy, the Company did not hold an annual meeting in 2017.
Leadership Structure
The Board determined that Mr. Lederman, as representative of one of the Company’s largest shareholders, should serve as Chairman of the Board, while Mr. Ellis would serve as Chief Executive Officer. The Board believes that this is the most effective leadership structure for the Company because the Board, acting through its Chair, intends to have an active role in the management of the Company’s business.

Committees of the Board of Directors
The Board has an Audit Committee and Compensation Committee with the members identified below. Subsequent to the Effective Date, the Board does not have a Nominating and Governance Committee, and directors and nominees are selected in accordance with the Company’s Restated Certificate of Incorporation.

BOARD MEMBERS	AUDIT COMMITTEE	COMPENSATION COMMITTEE
Evan Lederman
Matthew Bonanno
Phillip Brown
Andrew Taylor
Mark E. Ellis
David B. Rottino

Chair	Member

The Board adopted a written charter for each of these committees, which sets forth each committee’s purposes, responsibilities and authority. Each committee reviews and assesses, on an annual basis, the adequacy of its charter and recommends any proposed modifications. These committee charters are available on the Company’s website at www.linnenergy.com. You may also contact Candice J. Wells, the Company’s Senior Vice President, General Counsel and Corporate Secretary at Linn Energy, Inc., 600 Travis, Houston, Texas 77002, to request paper copies free of charge. The following is a brief description of the functions and operations of the standing committees of Board.
Audit Committee
During 2017, the Audit Committee held four meetings. The Audit Committee assists the Board in its general oversight of the Company’s financial reporting, internal controls, audit functions and oil and natural gas reserves, and is directly responsible for the appointment, retention, compensation and oversight of the work of the Company’s independent public accountant. The Company’s Audit Committee also reviews, on an annual basis, related party transactions and determines if the related party transaction is in the best interest of the Company. The report of the Company’s Audit Committee appears under the heading “Report of the Audit Committee.”
The standards of the OTCQB market applicable to the Company do not contain requirements regarding the composition of the Audit Committee. Each of the members of the Company’s Audit Committee is financially literate, but the current Audit Committee likely does not meet the other requirements contained in NASDAQ Marketplace Rule 5605-4 regarding Audit Committee Composition because three of the four members may not meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act. Each of Messrs. Lederman, Taylor and Bonanno represent a fund or funds that own greater than 10% of the Company’s outstanding common stock and thus each may be deemed an “affiliate” under the rule.
Compensation Committee
The Compensation Committee’s primary responsibilities are to: (i) approve the compensation arrangements for the Company’s senior management, including establishment of salaries and bonuses and other compensation for the Company’s executive officers, (ii) to approve any compensation plans in which the Company’s officers are eligible to participate and (iii) to administer such plans, including the granting of equity awards or other benefits under any such plans. During 2017, the Compensation Committee held two meetings.

The standards of the OTCQB market applicable to the Company do not contain requirements regarding the composition of the Compensation Committee. Because the Company qualifies as a “smaller reporting company” under the Exchange Act and each of the members of the Compensation Committee meets the definition of an Independent Director, the current Compensation Committee meets the composition requirements under NASDAQ Marketplace Rule 5605-6.
Report of the Audit Committee
The Audit Committee oversees the Company’s financial reporting process on behalf of the Board. Management has the primary responsibility for the preparation of the financial statements and the reporting process, including the systems of internal control. With respect to the consolidated financial statements for the year ended December 31, 2017, the Audit Committee reviewed and discussed the consolidated financial statements of LINN Energy and the quality of financial reporting with management and the independent public accountant. In addition, it discussed with the independent public accountant the matters required to be discussed by Auditing Standard No. 16, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (“PCAOB”) on August 15, 2012. The Audit Committee also discussed with the independent public accountant its independence from LINN Energy and received from the independent public accountant the written disclosures and the letter from the independent public accountant complying with the applicable requirements of the PCAOB regarding the independent public accountant’s communications with the New Audit Committee concerning independence. The Audit Committee determined that the non-audit services provided to LINN Energy by the independent public accountant are compatible with maintaining the independence of the independent public accountant.
Based on the reviews and discussions described above, the New Audit Committee recommended to the Company’s Board that the consolidated financial statements of LINN Energy be included in the Original Filing.

Submitted By:
Audit Committee
Matthew Bonanno (Chair) Philip Brown Evan Lederman Andrew Taylor
Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate this Amended Filing or future filings with the SEC, in whole or in part, the preceding report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent the foregoing report is specifically incorporated by reference therein.

Item 11.    Executive Compensation
2017 SUMMARY COMPENSATION TABLE
The following table sets forth certain information with respect to the compensation paid for the fiscal years ended December 31, 2017 and 2016 to the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (collectively, the “Named Officers”):

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name & Principal Position	Year	Salary ($)		Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($) (4)
Mark E. Ellis – President and Chief Executive Officer	2017	900,000	—	58,199,717	1,035,000	20,800	60,155,517
	2016	900,000	—	—	6,900,000	25,900	7,825,900
David B. Rottino – Executive Vice President and Chief Financial Officer	2017	500,000	—	24,734,849	1,000,000	20,800	26,255,649
	2016	500,000	—	—	2,700,000	25,900	3,225,900
Arden L. Walker, Jr. – Executive Vice President and Chief Operating Officer	2017	500,000	—	24,734,849	500,000	20,800	25,755,649
	2016	500,000	—	—	2,700,000	25,900	3,225,900

(1)
The amounts in column (e) reflect the aggregate grant date fair value of (i) restricted stock units (“RSUs”) granted under the Linn Energy, Inc. 2017 Omnibus Incentive Plan (“Omnibus Plan”) and (ii) Class B Units (“Class B Units”) of Linn Energy Holdco LLC (“Holdco LLC”), which are intended to be “profits interests” for U.S. federal income tax purposes, granted under the Linn Energy Holdco LLC Incentive Interest Plan (“Holdco LLC Plan”), computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 15 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These calculations assume full achievement of all performance conditions applicable to the Class B Units granted under the Holdco LLC Plan, as such performance conditions have been satisfied as of the date of this submission. The value ultimately realized upon the actual vesting and settlement of the award(s) may or may not be equal to this determined value. The Company granted no share-based awards during the year ended December 31, 2016. In December 2016, the Company canceled all of its then-outstanding unvested restricted units, phantom units and performance unit awards, as well as its then-outstanding unit options, in each case, without payment of any consideration.

(2)
The amounts in column (f) for 2017 reflect cash bonus payments approved by the Compensation Committee for performance in 2017. The 2017 amounts were not actually paid until January 2018. The amounts in column (f) for 2016 reflect cash bonus payments under the Executive Incentive Plan (described below) that were paid in four installments in March 2016, July 2016, October 2016 and January 2017.

(3)
For each Named Officer, the amount shown in column (g) reflects (1) matching contributions allocated by the Company to such Named Officer pursuant to the Company’s Retirement Savings Plan and (2) $10,000 paid by the Company to such Named Officer for reimbursement of certain tax preparation expenses.

(4)
Distributions paid in respect of the Named Executive Officers’ respective vested Class B Units (which the Named Executive Officers converted into Class A-2 Units of Holdco LLC (“Class A-2 Units”) on July 31, 2017), in accordance with the terms of the Amended and Restated Limited Liability Company Agreement of Linn Energy Holdco LLC (the “Holdco LLC Agreement”), are not included in the Summary Compensation Table. In 2017, Mr. Ellis received $638,577, and each of Messrs. Walker and Rottino received $271,395, in the form of distributions in respect of their respective vested Class A-2 Units.

Narrative Disclosure to the 2017 Summary Compensation Table
As of the Effective Date, the Company entered into a new employment agreement with each of the Named Officers which governed the terms of his compensation for 2017. Compensation for our Named Officers during 2016 was provided in accordance with the orders issued by the Bankruptcy Court.
Employment Agreements
Mark E. Ellis, President and Chief Executive Officer
The Company entered into a Second Amended and Restated Employment Agreement with Mr. Ellis, effective February 28, 2017, that provides for an annual base salary of not less than $900,000, subject to annual review and upward adjustment by the Board, in its sole discretion. Mr. Ellis is entitled to receive cash incentive compensation payable at the sole discretion of the Board. The Board may, in its discretion, set, in advance, an annual target bonus for Mr. Ellis, and for 2016, the Board set Mr. Ellis’s target bonus at 115% of his annual base salary. Mr. Ellis is eligible for long-term incentive compensation awards at the discretion of the Board. Mr. Ellis is entitled to participate in and to receive benefits as a senior executive under all of the Company’s employee benefit plans, programs and arrangements available to senior executives, subject to the eligibility criteria and other terms and conditions thereof, as such plans, programs and arrangements may be duly amended, terminated, approved or adopted by the Board from time to time.
Mr. Ellis’s employment agreement subjects him to assignment of business opportunities and perpetual confidentiality covenants, as well as non-solicit and non-compete obligations that restrict his ability to compete with the Company’s business and solicit the Company’s employees, clients and customers, both during employment and for one year following his termination, unless the termination is without Cause or for Good Reason and occurs within six months before or two years after a Change of Control (as defined in the agreement), in which case the post-termination non-compete and non-solicit obligations do not apply.
David B. Rottino, Executive Vice President and Chief Financial Officer
The Company entered into a Third Amended and Restated Employment Agreement with Mr. Rottino, effective February 28, 2017, that provides for an annual base salary of not less than $500,000, subject to annual review and upward adjustment by the Board, in its sole discretion. Mr. Rottino is entitled to receive cash incentive compensation payable at the sole discretion of the Board. The Board may, in its discretion, set, in advance, an annual target bonus for Mr. Rottino, and for 2016, the Board set Mr. Rottino’s target bonus at 100% of his annual base salary. Mr. Rottino is eligible for long-term incentive compensation awards at the discretion of the Board. Mr. Rottino is entitled to participate in and to receive benefits as a senior executive under all of the Company’s employee benefit plans, programs and arrangements available to senior executives, subject to the eligibility criteria and other terms and conditions thereof, as such plans, programs and arrangements may be duly amended, terminated, approved or adopted by the Board from time to time.
Mr. Rottino’s employment agreement subjects him to assignment of business opportunities and perpetual confidentiality covenants, a non-compete obligation that restricts his ability to compete with the Company’s business during employment, and a non-solicitation obligation that restricts his ability to solicit the Company’s employees, clients and customers, both during employment and for one year following his termination, unless the termination is without Cause or for Good Reason and occurs within six months before or two years after a Change of Control (as defined in the agreement), in which case the post-termination non-solicit obligation does not apply.
Arden L. Walker, Jr., Executive Vice President and Chief Operating Officer
The Company entered into a Second Amended and Restated Employment Agreement with Mr. Walker, effective February 28, 2017, that provides for an annual base salary of not less than $500,000, subject to annual review and upward adjustment by the Board, in its sole discretion. Mr. Walker is entitled to receive cash incentive compensation payable at the sole discretion of the Board. The Board may, in its discretion, set, in advance, an annual target bonus for Mr. Walker, and for 2016, the Board set Mr. Walker’s target bonus at 100% of his annual base salary. Mr. Walker is eligible for long-term incentive compensation awards at the discretion of the Board. Mr. Walker is entitled to participate in and to receive benefits as a senior executive under all of the Company’s employee benefit plans, programs and arrangements available to senior executives, subject to the eligibility criteria and other terms and conditions thereof, as such plans, programs and arrangements may be duly amended, terminated, approved or adopted by the Board from time to time.
Mr. Walker’s employment agreement subjects him to assignment of business opportunities and perpetual confidentiality covenants, as well as non-solicit and non-compete obligations that restrict his ability to compete with the Company’s business and solicit the Company’s employees, clients and customers, both during employment and for one year following his termination, unless the termination is without Cause or for Good Reason and occurs within six months before or two years after a Change of Control (as defined in the agreement), in which case the post-termination non-compete and non-solicit obligations do not apply.
2016 Executive Incentive Plan
The Predecessor’s Compensation Committee adopted the Executive Incentive Plan which was intended to enable Named Officers to earn cash compensation for 2016. Pursuant to the terms of the Executive Incentive Plan, the Committee assigned a target incentive award to each participant. The target incentive award was intended to approximate the sum of the participant’s (i) target bonus amount under the Predecessor’s historical Employee Incentive Compensation Program and (ii) target annual long term incentive amount under the Predecessor’s long term incentive plan, each as determined by the Committee using competitive market data. Payments under the Executive Incentive Plan were made quarterly based on achievement of performance goals established by the Committee, including certain volume and cash cost metrics, at differing payout levels ranging from 50% to 200%. The total amount of all payments under the Executive Incentive Plan could not exceed the amount of the participant’s target incentive award. The Executive Incentive Plan was approved by the Bankruptcy Court and all payments under the Executive Incentive Plan were permitted to be paid and not subject to disgorgement.
Linn Energy, Inc. 2017 Omnibus Incentive Plan
On February 28, 2017, the Company implemented the Omnibus Plan, pursuant to which employees, including the Named Officers, and consultants of the Company and its affiliates are eligible to receive stock options, restricted stock, performance awards, other stock-based awards and other cash-based awards. The Compensation Committee has broad authority under the Plan to, among other things: (i) select participants; (ii) determine the types of awards that participants receive and the number of shares that are subject to such awards; and (iii) establish the terms and conditions of awards, including the price (if any) to be paid for the shares or the award. For 2017, each of the Named Officers was granted awards of RSUs under the Omnibus Plan.
The RSUs are subject to time-based vesting and vested 25% on February 28, 2017 and an additional 25% on February 28, 2018 and will vest an additional 25% on each of February 28, 2019 and February 28, 2020, in each case, subject to the Named Officer’s continued employment with the Company through the applicable vesting date. Pursuant to each Named Officer’s employment agreement, all unvested RSUs accelerate in full upon a termination of the Named Executive Officer’s employment (i) due to the Named Officer’s death or Disability, (ii) by the Company or other employing affiliate without Cause or (iii) by the Named Officer for Good Reason (as each such term is defined in his employment agreement), in each case, subject to the Named Officer’s timely execution and non-revocation of a release of claims in favor of the Company. Additionally, pursuant to the Named Officers’ respective RSU agreements, all unvested RSUs will become fully vested upon the consummation of a Change in Control (as defined in the RSU agreement).
Linn Energy Holdco LLC Incentive Interest Plan
On February 28, 2017, Holdco LLC implemented the Holdco LLC Plan, pursuant to which Holdco LLC granted Class B Units to the Named Officers and certain other members of its management, which Class B Units are intended to qualify as “profits interests” for U.S. federal income tax purposes.
The Class B Units are subject to a time condition and a performance condition (which is either a “base” performance condition or an “appreciation” performance condition). The Class B Units (both the “base” and “appreciation” performance Class B Units) time vested 25% on February 28, 2017 and an additional 25% on February 28, 2018 and will time vest an additional 25% on each of February 28, 2019 and February 28, 2020, in each case, subject to the Named Officer’s continued employment with the Company through the applicable vesting date. Approximately 43% of the Class B Units are subject to the “base” performance condition, which is satisfied once the Equity Value (as defined in the Holdco LLC Plan) equals or exceeds $1,606,138,731.60, and approximately 57% of the Class B Units are subject to the “appreciation” performance condition, which is satisfied once the Equity Value equals or exceeds $2,007,673,414.50, in each case, prior to the Named Officer’s termination of employment with the Company Group (as defined in the Holdco LLC Plan). As of the date hereof, the performance conditions have been satisfied with respect to all of the Named Executive Officers’ Class B Units.
In accordance with the terms of the Holdco LLC Agreement, on July 31, 2017, the Named Executive Officers converted all of their Class B Units into Class A-2 Units. The Class A-2 Units that have not yet satisfied the time condition will continue to time vest as described above. The Class A-2 Units may be converted into Class A common stock of the Company at the election of the holder and in accordance with the terms of the Holdco LLC Agreement.
OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

	Incentive Interest Awards(1)		Restricted Stock Unit Awards(2)
Name	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($) (3)	Number of Units of Stock That Have Not Vested (#)	Market Value of Units of Stock That Have Not Vested ($) (3)
Mark E. Ellis(a)	922,544	37,132,396	446,149	17,957,497
David B. Rottino(b)	392,081	15,781,260	189,613	7,631,923
Arden L. Walker, Jr.(b)	392,081	15,781,260	189,613	7,631,923

(1)
Amounts reflect Class B Units granted under the Holdco LLC Plan. On July 31, 2017, pursuant to the terms of the Holdco LLC Agreement, the Class B Units of Messrs. Ellis, Rottino and Walker were converted into 1,302,525, 553,572 and 553,572 Class A-2 Units, respectively. The number of Class A-2 Units outstanding is subject to adjustment from time to time in accordance with the terms of the Holdco LLC Agreement to maintain the economic equivalency between a Class A-2 Unit and a share of Class A common stock of the Company.

(2)	Amounts reflect RSUs awarded under the Omnibus Plan.

(3)	Based on the closing sales price of the Company’s Class A common stock on December 31, 2017 of $40.25 per share.

(a)
On February 28, 2017, Mr. Ellis was granted 594,866 RSUs and 1,388,021 Class B Units. Mr. Ellis’s RSUs vested 25% on February 28, 2017 and an additional 25% on February 28, 2018 and will vest an additional 25% on each of February 28, 2019 and February 28, 2020, in each case, subject to Mr. Ellis’s continued employment with the Company through the applicable vesting date. Mr. Ellis’s Class B Units are subject to a time condition and a performance condition (which has been satisfied). His Class B Units time vested 25% on February 28, 2017 and an additional 25% on February 28, 2018 and will time vest an additional 25% on each of February 28, 2019 and February 28, 2020, in each case, subject to Mr. Ellis’s continued employment with the Company through the applicable vesting date. Both the RSUs and the Class B Units are subject to acceleration under certain circumstances as described above.

Mr. Ellis deferred until January 2018 the issuance of the Class A common stock of the Company underlying his initial tranche of vested RSUs. On July 31, 2017, in accordance with the terms of the Holdco LLC Agreement, all of Mr. Ellis’s Class B Units (both vested and unvested) were converted into 1,302,525 Class A-2 Units\. The unvested Class A-2 Units will continue to time vest as described above. The number of Class A-2 Units held by Mr. Ellis is subject to adjustment from time to time in accordance with the Holdco LLC Agreement, and his Class A-2 Units are convertible into Class A common stock of the Company at any time upon his election, subject to any remaining vesting conditions.

(b)
On February 28, 2017, each of Messrs. Rottino and Walker was granted 252,818 RSUs and 589,908 Class B Units. Each such Named Officer’s RSUs vested 25% on February 28, 2017 and an additional 25% on February 28, 2018 and will vest an additional 25% on each of February 28, 2019 and February 28, 2020, in each case, subject to such Named Officer’s continued employment with the Company through the applicable vesting date. Each such Named Officer’s Class B Units are subject to a time condition and a performance condition (which has been satisfied). Each such Named Officer’s Class B Units time vested 25% on February 28, 2017 and an additional 25% on February 28, 2018 and will time vest an additional 25% on each of February 28, 2019 and February 28, 2020, in each case, subject to such Named Officer’s continued employment with the Company through the applicable vesting date. Each such Named Officer’s RSUs and the Class B Units are subject to acceleration under certain circumstances as described above.

Each of Messrs. Rottino and Walker deferred until January 2018 the issuance of the Class A common stock of the Company underlying his initial tranche of vested RSUs. On July 31, 2017, in accordance with the terms of the Holdco LLC Agreement, each such Named Officer converted all of his Class B Units into 553,572 Class A-2 Units. The unvested Class A-2 Units will continue to time vest as described above. The number of Class A-2 Units held by each of Messrs. Rottino and Walker is subject to adjustment from time to time in accordance with the Holdco LLC Agreement, and his Class A-2 Units are convertible into Class A common stock of the Company at any time upon his election, subject to any remaining vesting conditions.
PENSION BENEFITS AND NON-QUALIFIED DEFERRED COMPENSATION
The Company does not provide pension benefits, nor does it have a non-qualified deferred compensation plan for the Company’s Named Officers or any other employees. All employees, including the Company’s Named Officers, may participate in the Company’s Retirement Savings Plan (which is the Company’s 401(k) plan). The Company provides this plan to help the Company’s employees save for retirement in a tax-efficient manner. Employees, including Named Officers, can contribute the maximum amount allowed by law. In 2017, the Company made a matching contribution equal to 100% of the first 4% of eligible compensation contributed by the employee on a before-tax basis. As contributions are made throughout the year, plan participants become fully vested in the amounts contributed. The Retirement Savings Plan is a 401(k) deferred compensation arrangement and a qualified plan under section 401(a) of the Code.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
Upon any termination of employment with the Company, each of the Named Officers is entitled under his Employment Agreement to receive: (i) his accrued but unpaid base salary as of the termination date, (ii) any unreimbursed business expenses incurred through the termination date, and (iii) any payments and benefits to which he may be entitled under any benefit plans, programs, or arrangements (collectively, the “Accrued Obligations”).
If Mr. Ellis’s employment with the Company is terminated by the Company without “cause” (and other than due to his death or disability) or by Mr. Ellis for “good reason” (each, a “Qualifying Termination”), in each case, not within the six months preceding or the two years following a Change of Control, then in addition to the Accrued Obligations and subject to his execution and non-revocation of a general release of claims, Mr. Ellis will be entitled to:

(i)	A single lump sum payment (payable within 30 days of the employment termination date, “Cash Severance”) in an amount equal to two times the sum of:

a.	his base salary at the highest rate in effect at any time during the 36-month period immediately preceding the employment termination date (“Highest Base Salary”), plus

b.	his target bonus;

(ii)	A pro-rated annual bonus with respect to the year of termination based on his target bonus (“Pro Rated Bonus”);

(iii)
Any accrued but unpaid annual bonus for the fiscal year prior to the year of termination (x) based on actual performance, if the Board has already finally determined the amount of such bonus as of the termination date, or (y) equal to his target bonus, if the Board has not finally determined the amount of such bonus as of the termination date (the “Unpaid Annual Bonus”);

(iv)
The Company will also pay its portion of COBRA continuation coverage, as well as pay certain costs of continuing medical coverage for six months after the expiration of the maximum required period under COBRA; and

(v)	accelerated vesting of all of Mr. Ellis’s outstanding and unvested long-term incentive awards.
If Mr. Ellis’s Qualifying Termination occurs within the six-month period preceding or the two-year period following a Change of Control (as defined below), then he will receive the same payments and benefits set forth above, except that

1)
the amount of his Cash Severance will increase to three times the sum of a) his Highest Base Salary plus b) the highest annual bonus that he was paid in the 36 months immediately preceding the Change of Control (“Highest

Bonus Amount”), with such amount payable within 30 days of the employment termination date or, if the termination date precedes the Change of Control, within the 30 days following a Change of Control, if later; and

2)	the period for continued coverage of medical benefits will be up to 18 months after the expiration of the maximum period required by COBRA.
Mr. Ellis’s Employment Agreement provides for an Internal Revenue Code Section 280G “best-net” cutback, which would cause an automatic reduction in Mr. Ellis’ Change of Control severance payments and benefits in the event such reduction would result in Mr. Ellis receiving greater payments and benefits on an after-tax basis.
If Mr. Ellis’s employment with the Company is terminated due to his death or disability, then in addition to the Accrued Obligations, he will be entitled to: (i) the Pro-Rated Bonus; (ii) the Unpaid Annual Bonus, if any; and (iii) accelerated vesting of all of his outstanding and unvested long-term incentive awards.
Messrs. Walker’s and Rottino’s respective employment agreements provide for substantially similar benefits to Mr. Ellis upon termination due to death, disability, without cause or by the employee for good reason. If Mr. Rottino or Mr. Walker is terminated without cause or by the employee for good reason within the six-month period preceding or the two-year period following a Change of Control, he will be entitled to substantially the same benefits as Mr. Ellis, except (1) Cash Severance shall be 2.5 times the sum of his Highest Base Salary and Highest Bonus Amount and (2) the period for continued coverage of medical benefits will remain up to six months after the expiration of the maximum required period under COBRA.
The definition of “Change of Control,” for each of the Named Officers is the same. “Change of Control” means the first to occur of:

(i)
any “person,” as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (other than Linn Energy, any trustee or other fiduciary holding securities under any employee benefit plan of Linn Energy, or any company owned, directly or indirectly, by the stockholders of Linn Energy in substantially the same proportions as their ownership of common stock of Linn Energy), becoming the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Linn Energy representing more than 50% of the combined voting power of Linn Energy’s then outstanding securities;

(ii)
during any period of 24 consecutive calendar months, individuals who were directors of Linn Energy on the first day of such period (the “Incumbent Directors”) cease for any reason to constitute a majority of the Board; provided, however, that any individual becoming a director subsequent to the first day of such period whose election, or nomination for election, by Linn Energy’s stockholders was approved by a vote of at least two-thirds of the Incumbent Directors will be considered as though such individual were an Incumbent Director, but excluding, for purposes of this proviso, any such individual whose initial assumption of office occurs as a result of an actual or threatened proxy contest with respect to election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a “person” (as used in Section 13(d) of the Exchange Act), in each case, other than the Board, which individual, for the avoidance of doubt, shall not be deemed to be an Incumbent Director for purposes of this Section 6.4(c)(ii)), regardless of whether such individual was approved by a vote of at least two-thirds of the Incumbent Directors;

(iii)
consummation of a reorganization, merger, consolidation or other business combination (any of the foregoing, a “Business Combination”) of Linn Energy or any direct or indirect subsidiary with any other corporation, in any case with respect to which Linn Energy voting securities outstanding immediately prior to such Business Combination do not, immediately following such Business Combination, continue to represent (either by remaining outstanding or being converted into voting securities of Linn Energy or any ultimate parent thereof) more than 50% of the then outstanding voting securities entitled to vote generally in the election of directors of Linn Energy (or its successor) or any ultimate parent thereof after the Business Combination; or

(iv)
(A) a complete liquidation or dissolution of Linn Energy or (B) the consummation of a sale or disposition of all or substantially all of the assets of Linn Energy and its subsidiaries (on a consolidated basis) in one or a series of related transactions.

(v)
For the avoidance of doubt, the restructuring of Linn Energy, LLC and certain of its affiliates under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (Case No. 16-60040) (the “Reorganization”) will not constitute a “Change of Control.”

DIRECTOR COMPENSATION
Historically, the Company has used a combination of cash and equity-based incentive compensation to attract and retain qualified candidates to serve on the Company’s Board. As of the Effective Date, the composition of the Board of Directors was determined by the Company’s charter documents, and the current Board does not receive compensation from the Company, other than reimbursement of business related expenses.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth, as of April 4, 2018, the number of units beneficially owned by: (i) each person who is known to the Company to beneficially own more than 5% of the Company’s Class A common stock; (ii) the current directors; (iii) each named executive officer; and (iv) all current directors and executive officers of the Company as a group. The Company obtained certain information in the table from filings made with the SEC. Unless otherwise noted, each beneficial owner has sole voting power and sole investment power.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned
5% Shareholders:
Elliott funds (2)	15,794,132	20.7%
Fir Tree funds (3)	14,712,070	19.3%
York Capital funds (4)	8,452,360	11.1%
Named Executive Officers and Directors:
Mark E. Ellis (5)(6)	175,114	*
David B. Rottino (5)(6)	75,881	*
Arden L. Walker, Jr. (5)(6)	48,480	*
Evan Lederman	—	*
Matthew Bonanno	—	*
Andrew Taylor	—	*
Philip Brown	—	*
Executive Officers and Directors as a Group (10 persons) (5)	399,738	*
_________________
*    Less than 1% based on 76,422,401 shares of Class A Common Stock outstanding as of April 4, 2018.

(1)
The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. The number of shares beneficially owned by a person includes shares of common stock underlying any derivative securities that are currently exercisable or vested or will be exercisable or vested within 60 days of April 5, 2018. The shares issuable under any such securities are treated as outstanding for computing the percentage ownership of the person holding these securities, but are not treated as outstanding for the purposes of computing the percentage ownership of any other person.

(2)
Consists of (i) 26,513 shares owned by Elliott Associates, L.P. (“Elliott Associates”), (ii) 5,027,660 shares owned by The Liverpool Limited Partnership (“Liverpool”) and (iii) 10,739,959 shares owned by Spraberry Investments Inc. (“Spraberry,” and collectively with Elliot Associates and Liverpool, the “Elliot funds”). The sole limited partner of Liverpool is Elliott Associates. Spraberry is an indirect subsidiary of Elliott International, L.P. (“Elliott LP”). Elliott International Capital Advisors Inc. is the investment manager of Elliott LP (“Elliott IM”) and is regulated by the SEC as an investment advisor. Elliott IM has voting and investment power with respect to the shares held by Spraberry and may be deemed to be the beneficial owner thereof. The sole limited partner of Elliott LP is Elliott International Limited. There is no single shareholder of Elliott International Limited holding shares equal to 10% or more of its total capital. Each of Elliot Advisors GP LLC, Elliott Capital Advisors, L.P. and Elliott Special GP, LLC, is a general partner of Elliott Associates and is regulated by the SEC as an investment advisor. Each of Elliot Advisors GP LLC, Elliott Capital Advisors, L.P. and Elliott Special GP, LLC has voting and investment power with respect to the shares held by Elliott Associates and may be deemed to be the beneficial owner thereof. There is no single limited partner of Elliott Associates holding limited partnership interests equal to 10% or more of its total capital. Andrew Taylor, a member of the investment team of Elliott Management Corporation, an affiliate of the Elliott funds, currently serves on the board of directors of the Company.

(3)
Consists of (i) 548,558 shares owned by Fir Tree Capital Opportunity Master Fund III, L.P., (ii) 1,826,728 shares owned by Fir Tree Capital Opportunity Master Fund, L.P., (iii) 9,968,920 shares owned by Fir Tree E&P Holdings VI, LLC, (iv) 1,150,589 shares owned by FT SOF IV Holdings, LLC and (v) 1,217,275 shares owned by FT SOF V Holdings, LLC (collectively, the “Fir Tree funds”). Fir Tree Capital Management LP (“FTCM”) (f/k/a Fir Tree Inc.) is the investment manager for the Fir Tree funds. Jeffrey Tannenbaum, David Sultan and Clinton Biondo control FTCM. Each of FTCM, Messrs. Tannenbaum, Sultan and Biondo has voting and investment power with respect to the shares of Common Stock owned by the Fir Tree funds and may be deemed to be the beneficial owner of such shares. Evan S. Lederman is Chairman of the Company’s board of directors and a managing director of FTCM. Mr. Lederman does not have voting and investment power with respect to the shares of Common Stock owned by the Fir Tree funds in his capacity as managing director of FTCM.

(4)
Consists of (i) 1,272,896 shares owned by York Capital Management, L.P., (ii) 2,788,317 shares owned by York Credit Opportunities Investments Master Fund, L.P., (iii) 2,188,884 shares owned by York Credit Opportunities Fund, L.P., (iv) 1,779,012 shares owned by York Multi-Strategy Master Fund, L.P., (v) 109,603 shares owned by Exuma Capital, L.P., (vi) 278,587 shares owned by York Select Strategy Master Fund, L.P. and (vii) 35,061 shares owned by Jorvik Multi-Strategy Master Fund, L.P. (collectively, the “York Capital funds”). York Capital Management Global Advisors, LLC (“YCMGA”) is the senior managing member of the general partner of each of the York Capital funds. James G. Dinan is the chairman of, and controls, YCMGA. Each of YCMGA and Mr. Dinan has voting and investment power with respect to the shares owned by each of the York Capital funds and may be deemed to be beneficial owners thereof. Each of YCMGA and Mr. Dinan disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein. Matthew W. Bonanno, a partner of YCMGA, currently serves on the board of directors of the Company.

(5)	The address of each beneficial owner is c/o Linn Energy, Inc., 600 Travis, Houston, Texas 77002.

(6)
Excludes shares of the Company’s Class A common stock issuable in the event any of Messrs. Ellis, Rottino and Walker exercises his right to convert his Class A-2 units in Linn Energy Holdco LLC into shares of the Company’s Class A common stock at the conversion ratio and in accordance with conversion procedures set out in Annex I of the Holdco LLC Agreement.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information about our equity compensation plans as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of common shares remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders (1):
Linn Energy, Inc. 2017 Omnibus Incentive Plan	—	—	2.8 million

(1)
The Company adopted the Omnibus Plan in February 2017 in connection with the Company’s emergence from chapter 11 proceedings. Refer to Item 10 of this Amended Filing and Note 15 to the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for additional information.

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
Related Party Transactions. None
Indemnification of Officers and Directors
The Company’s Restated Certificate of Incorporation provides that the Company will generally indemnify officers and members of the Board against all losses, claims, damages or similar events. Section 145 of the Delaware General Corporation Law empowers a Delaware corporation to indemnify and hold harmless any member or manager or other person from and against all claims and demands whatsoever. The Company has also entered into individual indemnity agreements with each of the Company’s executive officers and directors which supplement the indemnification provisions in the Company’s Restated Certificate of Incorporation.

Item 14.    Principal Accounting Fees and Services
The following table presents fees for the audits of the Company’s annual consolidated financial statements for 2017 and 2016 and for other services provided by KPMG LLP.

	2017	2016
Audit-Related Fees	2,906,000	$1,700,000
Tax Fees	79,299	31,000
All Other Fees	—	—
Total	—	—
	$2,985,299	$1,731,000
Audit fees are primarily for the audit of the Company’s consolidated financial statements included in the Form 10-K and the reviews of the Company’s consolidated financial statements included in the Form 10-Qs. Audit-related fees are primarily for certain financial accounting consultations, including consultation related to the Company’s adoption of fresh start accounting, and consents. The Company incurred no tax-related services or other fees during the years ended December 31, 2017 or 2016.
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

LINN ENERGY, INC.

Date: April 18, 2018	By:	/s/ Mark E. Ellis
Mark E. Ellis President and Chief Executive Officer

Date: April 18, 2018	By:	/s/ David B. Rottino
David B. Rottino Executive Vice President and Chief Financial Officer

Date: April 18, 2018	By:	/s/ Darren R. Schluter
Darren R. Schluter Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report, proxy statement, form of proxy, or other proxy soliciting material has been sent to the registrant’s security holders. The registrant undertakes to furnish to the Securities and Exchange Commission any annual report or proxy material which it delivers to security holders in connection with an annual meeting.

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

2.9**	—	First Amendment, dated October 12, 2017, to Purchase and Sale Agreement, dated October 3, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC and Washakie Exaro Opportunities, LLC
2.10	—
Purchase and Sale Agreement, dated October 20, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC and Valorem Energy Operating, LLC (incorporated by reference to Exhibit 2.10 to Post-Effective Amendment No. 1 on Form S-3 to Form S-1 Registration Statement filed on March 16, 2018)

2.11**	—	Purchase and Sale Agreement, dated December 18, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC and Scout Energy Group IV, LP
3.1	—	Amended and Restated Certificate of Incorporation of Linn Energy, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-8 filed on February 28, 2017)
3.2	—	Bylaws of Linn Energy, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-8 filed on February 28, 2017)
4.1	—	Form of specimen New Common Stock certificate of Linn Energy, Inc. (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K filed on March 3, 2017)
10.1	—
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

21.1**	—	List of Significant Subsidiaries
23.1**	—	Consent of KPMG LLP
23.2**	—	Consent of DeGolyer and MacNaughton – LINN Energy
23.3**	—	Consent of DeGolyer and MacNaughton – Roan
31.1**	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2**	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
31.3†	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.4†	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Index to Exhibits - Continued

Exhibit Number		Description
32.1**	—	Section 1350 Certification of Chief Executive Officer
32.2**	—	Section 1350 Certification of Chief Financial Officer
99.1**	—	2017 Report of DeGolyer and MacNaughton – LINN Energy
99.2**	—	2017 Report of DeGolyer and MacNaughton – Roan
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management Contract or Compensatory Plan or Arrangement required to be filed as an Exhibit hereto pursuant to Item 601 of Regulation S-K.

**	Previously filed or furnished with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on February 27, 2018.

†	Filed herewith.