Form 10-Q
period 2018-03-31
LINN ENERGY, INC.
filed 2018-05-03
CIK 1326428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of April 30, 2018, there were 79,038,702 shares of Class A common stock, par value $0.001 per share, outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
LINN ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$227,196	$464,508
Accounts receivable – trade, net	130,527	140,485
Derivative instruments	7,287	9,629
Restricted cash	77,263	56,445
Other current assets	65,213	79,771
Assets held for sale	92,492	106,963
Total current assets	599,978	857,801

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	778,091	950,083
Less accumulated depletion and amortization	(48,142)	(49,619)
	729,949	900,464

Other property and equipment	533,078	480,729
Less accumulated depreciation	(36,326)	(28,658)
	496,752	452,071

Derivative instruments	936	469
Deferred income taxes	162,709	198,417
Equity method investments	490,503	464,926
Other noncurrent assets	5,983	6,975
	660,131	670,787
Total noncurrent assets	1,886,832	2,023,322
Total assets	$2,486,810	$2,881,123

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$264,973	$253,975
Derivative instruments	16,931	10,103
Other accrued liabilities	38,948	58,617
Liabilities held for sale	42,891	43,302
Total current liabilities	363,743	365,997

Noncurrent liabilities:
Derivative instruments	4,682	2,849
Asset retirement obligations and other noncurrent liabilities	104,730	160,720
Total noncurrent liabilities	109,412	163,569

Commitments and contingencies (Note 11)

LINN ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(Unaudited)

	March 31, 2018	December 31, 2017
	(in thousands, except share amounts)
Equity:
Preferred stock ($0.001 par value, 30,000,000 shares authorized; no shares issued at March 31, 2018, or December 31, 2017)	—	—
Class A common stock ($0.001 par value, 270,000,000 shares authorized; 76,492,933 shares and 83,582,176 shares issued at March 31, 2018, and December 31, 2017, respectively)	76	84
Additional paid-in capital	1,478,365	1,899,642
Retained earnings	502,684	432,860
Total common stockholders’ equity	1,981,125	2,332,586
Noncontrolling interests	32,530	18,971
Total equity	2,013,655	2,351,557
Total liabilities and equity	$2,486,810	$2,881,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2018	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands, except per share and per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$136,876	$80,325	$188,885
Gains (losses) on oil and natural gas derivatives	(15,030)	(11,959)	92,691
Marketing revenues	46,267	2,914	6,636
Other revenues	5,894	2,028	9,915
	174,007	73,308	298,127
Expenses:
Lease operating expenses	47,884	24,630	49,665
Transportation expenses	19,094	13,723	25,972
Marketing expenses	41,755	2,539	4,820
General and administrative expenses	44,779	10,411	71,745
Exploration costs	1,202	55	93
Depreciation, depletion and amortization	28,465	19,914	47,155
Taxes, other than income taxes	8,452	7,077	14,877
(Gains) losses on sale of assets and other, net	(106,075)	484	829
	85,556	78,833	215,156
Other income and (expenses):
Interest expense, net of amounts capitalized	(404)	(4,200)	(16,725)
Earnings from equity method investments	25,345	39	157
Other, net	(169)	(388)	(149)
	24,772	(4,549)	(16,717)
Reorganization items, net	(1,951)	(2,565)	2,331,189
Income (loss) from continuing operations before income taxes	111,272	(12,639)	2,397,443
Income tax expense (benefit)	40,174	(5,315)	(166)
Income (loss) from continuing operations	71,098	(7,324)	2,397,609
Income (loss) from discontinued operations, net of income taxes	—	68	(548)
Net income (loss)	71,098	(7,256)	2,397,061
Net income attributable to noncontrolling interests	1,274	—	—
Net income (loss) attributable to common stockholders/unitholders	$69,824	$(7,256)	$2,397,061

Income (loss) per share/unit attributable to common stockholders/unitholders:
Income (loss) from continuing operations per share/unit – Basic	$0.88	$(0.08)	$6.80
Income (loss) from continuing operations per share/unit – Diluted	$0.86	$(0.08)	$6.80

Income (loss) from discontinued operations per share/unit – Basic	$—	$—	$(0.01)
Income (loss) from discontinued operations per share/unit – Diluted	$—	$—	$(0.01)

Net income (loss) per share/unit – Basic	$0.88	$(0.08)	$6.79
Net income (loss) per share/unit – Diluted	$0.86	$(0.08)	$6.79

Weighted average shares/units outstanding – Basic	78,975	89,848	352,792
Weighted average shares/units outstanding – Diluted	80,332	89,848	352,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Total Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
	(in thousands)

December 31, 2017	83,582	$84	$1,899,642	$432,860	$2,332,586	$18,971	$2,351,557
Net income		—	—	69,824	69,824	1,274	71,098
Issuances of successor Class A common stock	649	—	—	—	—	—	—
Repurchases of successor Class A common stock	(7,738)	(8)	(368,206)	—	(368,214)	—	(368,214)
Settlement of RSUs		—	(49,234)	—	(49,234)	—	(49,234)
Share-based compensation expenses		—	17,037	—	17,037	—	17,037
Allocation of noncontrolling interest upon vesting of subsidiary units		—	(21,233)	—	(21,233)	21,233	—
Distributions to noncontrolling interests		—	—	—	—	(8,367)	(8,367)
Subsidiary equity transactions		—	581	—	581	(581)	—
Other		—	(222)	—	(222)	—	(222)
March 31, 2018	76,493	$76	$1,478,365	$502,684	$1,981,125	$32,530	$2,013,655
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2018	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Cash flow from operating activities:
Net income (loss)	$71,098	$(7,256)	$2,397,061
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) loss from discontinued operations	—	(68)	548
Depreciation, depletion and amortization	28,465	19,914	47,155
Deferred income taxes	40,660	(5,034)	(166)
Total (gains) losses on derivatives, net	15,030	11,959	(92,691)
Cash settlements on derivatives	(4,494)	5,782	(11,572)
Share-based compensation expenses	17,037	4,177	50,255
Amortization and write-off of deferred financing fees	404	3	1,338
(Gains) losses on sale of assets and other, net	(131,330)	345	1,069
Reorganization items, net	—	—	(2,359,364)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	5,415	26,614	(7,216)
(Increase) decrease in other assets	14,176	(2,553)	528
Increase (decrease) in accounts payable and accrued expenses	15,711	(43,476)	20,949
Increase (decrease) in other liabilities	(24,362)	4,187	2,801
Net cash provided by operating activities – continuing operations	47,810	14,594	50,695
Net cash provided by operating activities – discontinued operations	—	3,166	8,781
Net cash provided by operating activities	47,810	17,760	59,476

Cash flow from investing activities:
Development of oil and natural gas properties	(26,024)	(19,779)	(50,597)
Purchases of other property and equipment	(46,110)	(2,466)	(7,409)
Proceeds from sale of properties and equipment and other	232,394	326	(166)
Net cash provided by (used in) investing activities – continuing operations	160,260	(21,919)	(58,172)
Net cash used in investing activities – discontinued operations	—	(465)	(584)
Net cash provided by (used in) investing activities	160,260	(22,384)	(58,756)

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Successor		Predecessor
	Three Months Ended March 31, 2018	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Cash flow from financing activities:
Proceeds from rights offerings, net	—	—	514,069
Repurchases of shares	(367,830)	—	—
Proceeds from borrowings	—	30,000	—
Repayments of debt	—	(96,250)	(1,038,986)
Payment to holders of claims under the Predecessor’s second lien notes	—	—	(30,000)
Distributions to noncontrolling interests	(8,007)	—	—
Cash settlements of RSUs	(48,701)	—	—
Other	(26)	17,658	(6,015)
Net cash used in financing activities – continuing operations	(424,564)	(48,592)	(560,932)
Net cash used in financing activities – discontinued operations	—	—	—
Net cash used in financing activities	(424,564)	(48,592)	(560,932)

Net decrease in cash, cash equivalents and restricted cash	(216,494)	(53,216)	(560,212)
Cash, cash equivalents and restricted cash:
Beginning	520,953	144,022	704,234
Ending	$304,459	$90,806	$144,022
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
When referring to Linn Energy, Inc. (“Successor,” “LINN Energy” or the “Company”), the intent is to refer to LINN Energy, a Delaware corporation formed in February 2017, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Linn Energy, Inc. is a successor issuer of Linn Energy, LLC pursuant to Rule 15d‑5 of the Securities Exchange Act of 1934, as amended. Linn Energy, Inc. is not a successor of Linn Energy, LLC for purposes of Delaware corporate law. When referring to the “Predecessor” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to Linn Energy, LLC, the predecessor that will be dissolved following the effective date of the Plan (as defined in Note 2) and resolution of all outstanding claims, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.
The reference to “Berry” herein refers to Berry Petroleum Company, LLC, which was an indirect 100% wholly owned subsidiary of the Predecessor through February 28, 2017. Berry was deconsolidated effective December 3, 2016. The reference to “LinnCo” herein refers to LinnCo, LLC, which was an affiliate of the Predecessor.
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
The Company’s properties are currently located in six operating regions in the United States (“U.S.”): the Hugoton Basin, East Texas, North Louisiana, Michigan/Illinois, the Rockies and the Mid-Continent. The Company also owns a 50% equity interest in Roan Resources LLC (“Roan”), which is focused on the accelerated development of the Merge/SCOOP/STACK play in Oklahoma. During 2018, the Company divested all of its properties located in the previous Permian Basin operating region. During 2017, the Company divested all of its properties located in the previous California and South Texas operating regions.
Principles of Consolidation and Reporting
The information reported herein reflects all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim periods. Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted under Securities and Exchange Commission rules and regulations; as such, this report should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results reported in these unaudited condensed consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year.
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The condensed consolidated financial statements for previous periods include certain reclassifications that were made to conform to current presentation. The Company has also classified the results of operations and cash flows of its California properties as discontinued operations on its condensed consolidated financial statements. Such reclassifications have no impact on previously reported net income (loss) or stockholders equity. See Note 4 for additional information. As a result of the adoption of ASU 2016-18 and the inclusion of restricted cash in the statements of cash flows, previously reported net cash provided by operating activities has been updated to conform to current presentation. See recently adopted accounting standards below for additional information.
Bankruptcy Accounting
Upon emergence from bankruptcy on February 28, 2017, the Company adopted fresh start accounting which resulted in the Company becoming a new entity for financial reporting purposes. As a result of the adoption of fresh start accounting and the effects of the implementation of the Plan, the Company’s condensed consolidated financial statements subsequent to February 28, 2017, are not comparable to its condensed consolidated financial statements prior to February 28, 2017. References to “Successor” relate to the financial position and results of operations of the reorganized Company subsequent to February 28, 2017. References to “Predecessor” relate to the financial position of the Company prior to, and results of operations through and including, February 28, 2017. The Company’s condensed consolidated financial statements and related footnotes are presented with a black line division, which delineates the lack of comparability between amounts presented after February 28, 2017, and amounts presented on or prior to February 28, 2017. See Note 2 for additional information.
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
Recently Adopted Accounting Standards
In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that is intended to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The Company adopted this ASU on January 1, 2018, on a retrospective basis. The adoption of this ASU resulted in the inclusion of restricted cash in the beginning and ending balances of cash on the statements of cash flows and disclosure reconciling cash and cash equivalents presented on the balance sheets to cash, cash equivalents and restricted cash on the statement of cash flows (see Note 17).

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

In May 2014, the FASB issued an ASU that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers (“ASC 606”). The Company adopted this ASU on January 1, 2018, using the modified retrospective transition method. Accordingly, the comparative information for the three months ended March 31, 2017, has not been adjusted and continues to be reported under the previous revenue standard. The adoption of this ASU impacted the Company’s gross revenues and expenses as reported on its condensed consolidated statements of operations (see below), and resulted in increased disclosures regarding the Company’s disaggregation of revenue (see Note 3).
Under ASC 606, the Company recognizes revenues based on a determination of when control of its commodities is transferred and whether it is acting as a principal or agent in certain transactions. All facts and circumstances of an arrangement are considered and judgment is often required in making this determination. For its natural gas contracts, the Company generally records its sales at the wellhead or inlet of the plant as revenues net of transportation, gathering and processing expenses if the processor is the customer and there is no redelivery of commodities to the Company. Conversely, the Company generally records its sales at the tailgate of the plant on a gross basis along with the associated transportation, gathering and processing expenses if the processor is a service provider and there is redelivery of commodities to the Company.
In addition, the Company recognizes revenues for commodities received as noncash consideration in exchange for services provided by its midstream operations and revenues and associated cost of product for the subsequent sale of those same commodities. This recognition results in an increase to revenues and expenses with no material impact on net income.
The items discussed above impacted the Company’s reported “oil, natural gas and natural gas liquids sales,” “marketing revenues,” “transportation expenses” and “marketing expenses.” The impact of adoption on the Company’s current period results is as follows:

	Three Months Ended March 31, 2018
	Under ASC 606	Under Prior Rule	Increase/ (Decrease)
	(in thousands)
Revenues:
Natural gas sales	$63,328	$64,509	$(1,181)
Oil sales	45,696	45,696	—
NGL sales	27,852	27,942	(90)
Total oil, natural gas and NGL sales	136,876	138,147	(1,271)
Marketing revenues	46,267	28,115	18,152
Other revenues	5,894	5,673	221
	189,037	171,935	17,102
Expenses:
Transportation expenses	19,094	20,365	(1,271)
Marketing expenses	41,755	23,603	18,152
Net income	$71,098	$70,877	$221
New Accounting Standards Issued But Not Yet Adopted
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 2 – Emergence From Voluntary Reorganization Under Chapter 11 and Fresh Start Accounting
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

	Successor		Predecessor
	Three Months Ended March 31, 2018	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Gain on settlement of liabilities subject to compromise	$—	$—	$3,724,750
Recognition of an additional claim for the Predecessor’s second lien notes settlement	—	—	(1,000,000)
Fresh start valuation adjustments	—	—	(591,525)
Income tax benefit related to implementation of the Plan	—	—	264,889
Legal and other professional fees	(1,952)	(2,570)	(46,961)
Terminated contracts	—	—	(6,915)
Other	1	5	(13,049)
Reorganization items, net	$(1,951)	$(2,565)	$2,331,189
Fresh Start Accounting
Upon the Company’s emergence from Chapter 11 bankruptcy, it adopted fresh start accounting in accordance with the provisions of Accounting Standards Codification 852 “Reorganizations” (“ASC 852”), which resulted in the Company becoming a new entity for financial reporting purposes. In accordance with ASC 852, the Company was required to adopt fresh start accounting upon its emergence from Chapter 11 because (i) the holders of existing voting ownership interests of the Predecessor received less than 50% of the voting shares of the Successor and (ii) the reorganization value of the Company’s assets immediately prior to confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Upon adoption of fresh start accounting, the reorganization value derived from the enterprise value as disclosed in the Plan was allocated to the Company’s assets and liabilities based on their fair values (except for deferred income taxes) in accordance with ASC 805 “Business Combinations.” The amount of deferred income taxes recorded was determined in accordance with ASC 740 “Income Taxes.” The Effective Date fair values of the Company’s assets and liabilities differed materially from their recorded values as reflected on the historical balance sheet. The effects of the Plan and the application of fresh start accounting were reflected on the condensed consolidated balance sheet as of February 28, 2017, and the related adjustments thereto were recorded on the condensed consolidated statement of operations for the two months ended February 28, 2017.
Note 3 – Revenues
Revenue from Contracts with Customers
The Company recognizes sales of oil, natural gas and NGL when it satisfies a performance obligation by transferring control of the product to a customer, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the product.
Natural Gas and NGL Sales
The Company’s natural gas production is primarily sold under market-sensitive contracts that are typically priced at a differential to the published natural gas index price for the producing area due to the natural gas quality and the proximity to major consuming markets.
For its natural gas contracts, the Company generally records its wet gas sales at the wellhead or inlet of the plant as revenues net of transportation, gathering and processing expenses, and its residual natural gas and NGL sales at the tailgate of the plant on a gross basis along with the associated transportation, gathering and processing expenses. All facts and circumstances of an arrangement are considered and judgment is often required in making this determination.
Oil Sales
The Company’s oil production is primarily sold under market-sensitive contracts that are typically priced at a differential to the New York Mercantile Exchange (“NYMEX”) price or at purchaser posted prices for the producing area. For its oil contracts, the Company generally records its sales based on the net amount received.
Production Imbalances
The Company uses the sales method to account for natural gas production imbalances. If the Company’s sales volumes for a well exceed the Company’s proportionate share of production from the well, a liability is recognized to the extent that the Company’s share of estimated remaining recoverable reserves from the well is insufficient to satisfy this imbalance. No receivables are recorded for those wells on which the Company has taken less than its proportionate share of production.
Marketing Revenues
The Company engages in the purchase, gathering and transportation of third-party natural gas and subsequently markets such natural gas to independent purchasers under separate arrangements. As such, the Company separately reports third-party marketing revenues and marketing expenses.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Disaggregation of Revenue
The following tables present the Company’s disaggregated revenues by source and geographic area:

	Successor
	Three Months Ended March 31, 2018
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$22,363	$2,732	$19,514	$44,609	$24,080	$5,831	$74,520
Mid-Continent	7,933	11,867	3,054	22,854	21,892	14	44,760
Permian Basin	2,026	20,108	3,045	25,179	—	16	25,195
East Texas	14,776	1,340	1,306	17,422	36	5	17,463
Rockies	3,380	7,370	1,358	12,108	—	(2)	12,106
North Louisiana	6,378	1,569	(436)	7,511	259	1	7,771
Michigan/Illinois	6,472	710	11	7,193	—	29	7,222
Total	$63,328	$45,696	$27,852	$136,876	$46,267	$5,894	$189,037
Contract Balances
Under the Company’s product sales contracts, its customers are invoiced once the Company’s performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s product sales contracts do not give rise to material contract assets or contract liabilities.
The Company had trade accounts receivable related to revenue from contracts with customers of approximately $81 million and $117 million as of March 31, 2018, and December 31, 2017, respectively.
Performance Obligations
The majority of the Company’s sales are short-term in nature with a contract term of one year or less. For those contracts, the Company utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.
For the Company’s product sales that have a contract term greater than one year, the Company utilized the practical expedient in ASC 606-10-50-14(A) which states the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product generally represents a separate performance obligation; therefore future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.
Note 4 – Divestitures and Discontinued Operations
Divestitures
On March 29, 2018, the Company completed the sale of its interest in conventional properties located in west Texas (the “West Texas Assets Sale”). Cash proceeds received from the sale of these properties were approximately $108 million (including

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

approximately $12 million of restricted cash released in April 2018), net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $53 million.
On February 28, 2018, the Company completed the sale of its Oklahoma waterflood and Texas Panhandle properties (the “Oklahoma and Texas Assets Sale”). Cash proceeds received from the sale of these properties were approximately $112 million (including a deposit of approximately $12 million received in 2017), net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $48 million.
The divestitures discussed above are not presented as discontinued operations because they do not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The gains on these divestitures are included in “gains (losses) on sale of assets and other, net” on the condensed consolidated statement of operations.
Divestitures – Subsequent Events
On April 10, 2018, the Company completed the sale of its conventional properties located in New Mexico (the “New Mexico Assets Sale”) related to a definitive purchase and sale agreement entered into in March 2018 and received cash proceeds of approximately $15 million.
On April 4, 2018, the Company completed the sale of its interest in properties located in the Altamont Bluebell Field in Utah (the “Altamont Bluebell Assets Sale”) related to definitive purchase and sale agreement entered into in January 2018 and received cash proceeds of approximately $129 million.
The assets and liabilities associated with the Altamont Bluebell Assets Sale and the New Mexico Assets Sale are classified as “held for sale” on the condensed consolidated balance sheet at March 31, 2018. At March 31, 2018, the Company’s condensed consolidated balance sheet included current assets of approximately $92 million included in “assets held for sale” and current liabilities of approximately $43 million included in “liabilities held for sale” related to these transactions. In addition, the assets and liabilities associated with the Oklahoma and Texas Assets Sale were classified as “held for sale” on the condensed consolidated balance sheet at December 31, 2017. At December 31, 2017, the Company’s condensed consolidated balance sheet included current assets of approximately $107 million included in “assets held for sale” and current liabilities of approximately $43 million included in “liabilities held for sale” related to this transaction.
The following table presents carrying amounts of the assets and liabilities of the Company’s properties classified as held for sale on the condensed consolidated balance sheets:

	March 31, 2018	December 31, 2017
	(in thousands)
Assets:
Oil and natural gas properties	$89,875	$92,245
Other property and equipment	1,433	12,983
Other	1,184	1,735
Total assets held for sale	$92,492	$106,963
Liabilities:
Asset retirement obligations	$40,037	$42,001
Other	2,854	1,301
Total liabilities held for sale	$42,891	$43,302
Other assets primarily include inventories and other liabilities primarily include accounts payable.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Discontinued Operations
During 2017, the Company completed the sale of its interest in properties located in the San Joaquin Basin and the Los Angeles Basin in California. As a result of the Company’s strategic exit from California, the Company classified the results of operations and cash flows of its California properties as discontinued operations on its condensed consolidated financial statements.
The following tables present summarized financial results of the Company’s California properties classified as discontinued operations on the condensed consolidated statements of operations:

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Revenues and other	$7,125	$14,891
Expenses	4,409	13,758
Other income and (expenses)	(717)	(1,681)
Income (loss) from discontinued operations before income taxes	1,999	(548)
Income tax expense	1,931	—
Income (loss) from discontinued operations, net of income taxes	$68	$(548)
Note 5 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	March 31, 2018	December 31, 2017
	(in thousands)

Proved properties	$732,678	$904,390
Unproved properties	45,413	45,693
	778,091	950,083
Less accumulated depletion and amortization	(48,142)	(49,619)
	$729,949	$900,464

Note 6 – Equity Method Investments
On August 31, 2017, the Company, through certain of its subsidiaries, completed the transaction in which LINN Energy and Citizen Energy II, LLC (“Citizen”) each contributed certain upstream assets located in Oklahoma to a newly formed company, Roan Resources LLC (the contribution, the “Roan Contribution”), focused on the accelerated development of the Merge/SCOOP/STACK play. In exchange for their respective contributions, LINN Energy and Citizen each received a 50% equity interest in Roan.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The Company uses the equity method of accounting for its investment in Roan. The Company’s equity earnings (losses) consists of its share of Roan’s earnings or losses and the amortization of the difference between the Company’s investment in Roan and Roan’s underlying net assets attributable to certain assets. At both March 31, 2018, and December 31, 2017, the Company owned 50% of Roan’s outstanding units.
At March 31, 2018, the carrying amount of the Company’s investment in Roan of approximately $483 million was less than the Company’s ownership interest in Roan’s underlying net assets by approximately $342 million. The difference is attributable to proved and unproved oil and natural gas properties and is amortized over the lives of the related assets. Such amortization is included in the equity earnings (losses) from the Company’s investment in Roan.
Impairment testing on the Company’s investment in Roan is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. No impairments occurred with respect to the Company’s investment in Roan for the three months ended March 31, 2018.
Following is summarized statement of operations information for Roan.
Summarized Roan Resources LLC Statement of Operations Information

Three Months Ended March 31, 2018
(in thousands)

Revenues and other	$101,084
Expenses	57,909
Other income and (expenses)	(1,799)
Net income	$41,376

Note 7 – Debt
Credit Facility
On August 4, 2017, the Company entered into a credit agreement with its subsidiary Linn Energy Holdco II LLC (“Holdco II”), as borrower, Royal Bank of Canada, as administrative agent, and the lenders and agents party thereto, providing for a new senior secured reserve-based revolving loan facility (the “Credit Facility”) with $500 million in borrowing commitments and an initial borrowing base of $500 million. The maximum commitment amount was $390 million at March 31, 2018.
On April 30, 2018, the Company entered into an amendment to the Credit Facility which, among other things, modified the borrowing base and maximum borrowing commitment amount to $425 million.
As of March 31, 2018, there were no borrowings outstanding under the Credit Facility and there was approximately $343 million of available borrowing capacity (which includes a $47 million reduction for outstanding letters of credit). The maturity date is August 4, 2020.
Redetermination of the borrowing base under the Credit Facility, based primarily on reserve reports using lender commodity price expectations at such time, occurs semi-annually, in April and October. At the Company’s election, interest on borrowings under the Credit Facility is determined by reference to either the London Interbank Offered Rate (“LIBOR”) plus an applicable margin ranging from 2.50% to 3.50% per annum or the alternate base rate (“ABR”) plus an applicable margin ranging from 1.50% to 2.50% per annum, depending on utilization of the borrowing base. Interest is generally payable in arrears quarterly for loans bearing interest based at the ABR and at the end of the applicable interest period for loans bearing interest at the

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

LIBOR, or if such interest period is longer than three months, at the end of the three month intervals during such interest period. The Company is required to pay a commitment fee to the lenders under the Credit Facility, which accrues at a rate per annum of 0.50% on the average daily unused amount of the available revolving loan commitments of the lenders.
The obligations under the Credit Facility are secured by mortgages covering approximately 85% of the total value of the proved reserves of the oil and natural gas properties of the Company and certain of its subsidiaries, along with liens on substantially all personal property of the Company and certain of its subsidiaries, and are guaranteed by the Company, Holdco and certain of Holdco II’s subsidiaries, subject to customary exceptions. Under the Credit Facility, the Company is required to maintain (i) a maximum total net debt to last twelve months EBITDA ratio of 4.0 to 1.0, and (ii) a minimum adjusted current ratio of 1.0 to 1.0.
The Credit Facility also contains affirmative and negative covenants, including as to compliance with laws (including environmental laws, ERISA and anti-corruption laws), maintenance of required insurance, delivery of quarterly and annual financial statements, oil and gas engineering reports and budgets, maintenance and operation of property (including oil and gas properties), restrictions on the incurrence of liens and indebtedness, mergers, consolidations and sales of assets, paying dividends or other distributions in respect of, or repurchasing or redeeming, the Company’s capital stock, making certain investments and transactions with affiliates.
The Credit Facility contains events of default and remedies customary for credit facilities of this nature. Failure to comply with the financial and other covenants in the Credit Facility would allow the lenders, subject to customary cure rights, to require immediate payment of all amounts outstanding under the Credit Facility.
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following table presents derivative positions for the periods indicated as of March 31, 2018:

	2018	2019
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	52,525	18,615
Average price ($/MMBtu)	$3.02	$2.91
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	413	—
Average price ($/Bbl)	$54.07	$—
Collars (NYMEX WTI):
Hedged volume (MBbls)	1,375	1,825
Average floor price ($/Bbl)	$50.00	$50.00
Average ceiling price ($/Bbl)	$55.50	$55.50
Natural gas basis differential positions: (1)
NGPL TXOK basis swaps:
Hedged volume (MMMBtu)	2,750	—
Hedge differential	$(0.19)	—

(1)	Settle on the indicated pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.
During the three months ended March 31, 2018, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for March 2018 through December 2018 and natural gas fixed price swaps for January 2019 through December 2019. During the one month ended March 31, 2017, the Company entered into commodity derivative contracts consisting of natural gas fixed price swaps for January 2018 through December 2019. The Company did not enter into any commodity derivative contracts during the two months ended February 28, 2017.
In April 2018, in connection with the closing of the Altamont Bluebell Assets Sale, the Company canceled its oil collars for 2018 and 2019. The Company paid net cash settlements of approximately $20 million for the cancellations.
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
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets. The following table summarizes the fair value of derivatives outstanding on a gross basis:

	March 31, 2018	December 31, 2017
	(in thousands)
Assets:
Commodity derivatives	$18,672	$22,589
Liabilities:
Commodity derivatives	$32,062	$25,443

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are participants in the Credit Facility. The Credit Facility is secured by certain of the Company’s and its subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties.
The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $19 million at March 31, 2018. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Gains and Losses on Derivatives
Gains and losses on derivatives were net losses of approximately $15 million and $12 million for the three months ended March 31, 2018, and the one month ended March 31, 2017, respectively, and net gains of approximately $93 million for the two months ended February 28, 2017. Gains and losses on derivatives are reported on the condensed consolidated statements of operations in “gains (losses) on oil and natural gas derivatives.”
The Company paid net cash settlements of approximately $4 million for the three months March 31, 2018, received net cash payments of approximately $6 million for the one month ended March 31, 2017, and paid net cash settlements of approximately $12 million for the two months ended February 28, 2017.
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	March 31, 2018
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$18,672	$(10,449)	$8,223
Liabilities:
Commodity derivatives	$32,062	$(10,449)	$21,613

	December 31, 2017
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$22,589	$(12,491)	$10,098
Liabilities:
Commodity derivatives	$25,443	$(12,491)	$12,952

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 10 – Asset Retirement Obligations
The Company has the obligation to plug and abandon oil and natural gas wells and related equipment at the end of production operations. Estimated asset retirement costs are recognized as liabilities with an increase to the carrying amounts of the related long-lived assets when the obligation is incurred. The liabilities are included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the condensed consolidated balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors; and (iv) a credit-adjusted risk-free interest rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.
The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2017	$164,553
Liabilities added from drilling	38
Liabilities associated with assets divested	(19,211)
Liabilities associated with assets held for sale	(40,042)
Current year accretion expense	2,474
Settlements	(1,473)
Asset retirement obligations at March 31, 2018	$106,339
Note 11 – Commitments and Contingencies
On May 11, 2016, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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
In March 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under the Predecessor’s credit facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31 million. The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order. On November 13, 2017, the Bankruptcy Court ruled that the secured lenders are not entitled to payment of post-petition default interest. That ruling was appealed by Wells Fargo and on March 29, 2018, the U.S. District Court for the Southern District of Texas affirmed the Bankruptcy Court’s ruling.
The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.
Except for in connection with its Chapter 11 proceedings, the Company made no significant payments to settle any legal, environmental or tax proceedings during the three months ended March 31, 2018, or March 31, 2017. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Note 12 – Equity
Shares Issued and Outstanding
As of March 31, 2018, there were 76,492,933 shares of Class A common stock issued and outstanding. An additional 1,629,543 unvested restricted stock units were outstanding under the Company’s Omnibus Incentive Plan. As of March 31, 2018, the Company’s consolidated subsidiary, Holdco, had 1,392,841 vested Class A-2 units and 1,392,840 unvested Class A-2 units, which may be converted into shares of Class A common stock pursuant to the terms of the Limited Liability Company Operating Agreement of Holdco (the “Holdco LLC Agreement”). See Note 14 for additional information related to the restricted stock units and Class A-2 units.
Effective April 10, 2018, all outstanding Holdco Class A-2 units were converted into Class A common stock in accordance with the terms of the Holdco LLC Agreement. An aggregate of 2,785,681 shares of Class A common stock were issued to the respective holders and remain subject to the vesting provisions applicable to the underlying Class A-2 units.
Share Repurchase Program
The Company’s Board of Directors has authorized the repurchase of up to $400 million of the Company’s outstanding shares of Class A common stock. Any share repurchases are subject to restrictions in the Credit Facility. During the three months ended March 31, 2018, the Company repurchased an aggregate of 897,674 shares of Class A common stock at an average price of $38.73 per share for a total cost of approximately $35 million. In April 2018, the Company purchased 194,083 shares of Class A common stock at an average price of $38.80 for a total cost of approximately $8 million. At April 30, 2018, approximately $159 million was available for share repurchases under the program.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Tender Offer
On December 14, 2017, the Company’s Board of Directors announced the intention to commence a tender offer to purchase at least $250 million of the Company’s Class A common stock. In January 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated December 20, 2017, as amended, the Company repurchased an aggregate of 6,770,833 shares of Class A common stock at a fixed price of $48.00 per share for a total cost of approximately $325 million (excluding expenses of approximately $4 million related to the tender offer).
Dividends
The Company is not currently paying a cash dividend; however, the Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend. Any future payment of cash dividends would be subject to the restrictions in the Credit Facility.
Note 13 – Noncontrolling Interests
Noncontrolling interests represent ownership in the net assets of the Company’s consolidated subsidiary, Holdco, not attributable to LINN Energy. On the Effective Date, Holdco granted incentive interest awards to certain members of its management in the form of Class B units (see Note 14). In accordance with the terms of the Holdco LLC Agreement, on July 31, 2017, all of the Class B units were converted to Class A-2 units of Holdco. At March 31, 2018, and December 31, 2017, the noncontrolling Class A-2 units represented approximately 1.76% and 0.88%, respectively, of Holdco’s total outstanding units. Effective April 10, 2018, all outstanding Holdco Class A-2 units were converted into Class A common stock in accordance with the terms of the Holdco LLC Agreement.
Note 14 – Share-Based Compensation
A summary of share-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Successor		Predecessor
	Three Months Ended March 31, 2018	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
General and administrative expenses	$17,037	$4,177	$50,255
Income tax benefit	$2,417	$427	$5,170
During the three months ended March 31, 2018, the Company granted to certain employees 12,500 restricted stock units with an aggregate grant date fair value of approximately $519,000. The restricted stock units vest over three years.
As of April 30, 2018, 1,527,943 shares were issuable under the Omnibus Incentive Plan pursuant to outstanding restricted stock units and approximately 4.2 million additional shares were reserved for future issuance under the Plan. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) generally has discretion regarding the timing, size and terms of future awards; however, the Omnibus Incentive Plan requires that 1) the portion of the Share Reserve that does not constitute the Emergence Awards, plus any subsequent awards forfeited before vesting (the “Remaining Share Reserve”), will be fully granted within the 36-month period immediately following the Effective Date (with such 36-month anniversary, the “Final Allocation Date”) and 2) if a Change in Control (as defined in the Omnibus Incentive Plan) occurs before the Final Allocation Date, the entire Remaining Share Reserve will be allocated on a fully-vested basis to actively employed employees (pro-rata based upon each such employee’s relative awards) upon the consummation of the Change in Control. As of April 30, 2018, all current participants in the Omnibus Incentive Plan have agreed to waive any rights they may have to future awards under this provision in consideration for the ability to participate in the Liquidity Program described below or a similar future program. The Compensation Committee has indicated that it does not intend to grant any future awards under the Omnibus Incentive Plan.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Upon a participant’s termination of employment and/or service (as applicable), the Company has the right (but not the obligation) to repurchase all or any portion of the shares of Class A common stock acquired pursuant to an award at a price equal to the fair market value (as determined under the Omnibus Incentive Plan) of the shares of Class A common stock to be repurchased, measured as of the date of the Company’s repurchase notice. In addition, in January 2018, the Compensation Committee approved a one-time liquidity program under which the Company agreed to 1) settle all or a portion of an eligible participant’s restricted stock units vesting on or before March 1, 2018 in cash and/or 2) repurchase all or a portion of any shares of Class A common stock held by an eligible participant as a result of a prior vesting of restricted stock units, in each case at an agreed upon price (the “Liquidity Program”). For the three months ended March 31, 2018, the Company settled 909,990 restricted stock units in cash and repurchased 120,829 shares of Class A common stock for approximately $40 million pursuant to the Liquidity Program.
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
The following tables provide a reconciliation of the numerators and denominators of the basic and diluted per share/unit computations for net income (loss):

	Successor
	Three Months Ended March 31, 2018
	Income	Shares	Per Share
	(in thousands, except per share data)

Basic:
Net income attributable to common stockholders	$69,824	78,975	$0.88

Effect of Dilutive Securities:
Dilutive effect of restricted stock units	$—	1,357
Dilutive effect of unvested Class A-2 units of Holdco	$(653)	—

Diluted:
Net income attributable to common stockholders	$69,171	80,332	$0.86

	Successor
	One Month Ended March 31, 2017
	Income (Loss)	Shares	Per Share
	(in thousands, except per share data)

Basic and Diluted:
Loss from continuing operations	$(7,324)	89,848	$(0.08)
Income from discontinued operations, net of income taxes	68	89,848	—
Net loss attributable to common stockholders	$(7,256)	89,848	$(0.08)

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
The diluted earnings per share calculation excludes approximately 9,000 restricted stock units that were anti-dilutive for the three months ended March 31, 2018. The diluted earnings per share calculation excludes approximately 2 million restricted stock units and approximately 3 million Class B units that were anti-dilutive for the one month ended March 31, 2017. There were no potential common units outstanding during the two months ended February 28, 2017.
Note 16 – Income Taxes
Amounts recognized as income taxes are included in “income tax expense (benefit),” as well as discontinued operations, on the consolidated statements of operations. The effective income tax rates were approximately 36%, 42% and zero for the three months ended March 31, 2018, the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively. For the three months ended March 31, 2018, the Company’s federal and state statutory rate net of the federal tax benefit was approximately 24% compared to an effective tax rate of approximately 36%. The increase in the effective tax rate is primarily due to non-deductible executive compensation.
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
Note 17 – Supplemental Disclosures to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows
“Other current assets” reported on the condensed consolidated balance sheets include the following:

	March 31, 2018	December 31, 2017
	(in thousands)

Prepaids	$39,101	$46,238
Receivable from related party	17,355	23,163
Inventories	6,078	7,667
Other	2,679	2,703
Other current assets	$65,213	$79,771

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	March 31, 2018	December 31, 2017
	(in thousands)

Accrued compensation	$13,346	$29,089
Asset retirement obligations (current portion)	1,609	3,926
Deposits	20,868	15,349
Income taxes payable	221	7,496
Other	2,904	2,757
Other accrued liabilities	$38,948	$58,617
The following table provides a reconciliation of cash and cash equivalents on the condensed consolidated balance sheets to cash, cash equivalents and restricted cash on the condensed consolidated statements of cash flows:

	March 31, 2018	December 31, 2017
	(in thousands)

Cash and cash equivalents	$227,196	$464,508
Restricted cash	77,263	56,445
Cash, cash equivalents and restricted cash	$304,459	$520,953

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Successor		Predecessor
	Three Months Ended March 31, 2018	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Cash payments for interest, net of amounts capitalized	$—	$1,458	$17,651
Cash payments for income taxes	$7,748	$—	$—
Cash payments for reorganization items, net	$1,184	$1,286	$21,571

Noncash investing activities:
Accrued capital expenditures	$34,377	$18,670	$22,191
For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. At March 31, 2018, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $35 million that will be used to settle certain claims in accordance with the Plan (which is the remainder of approximately $80 million transferred to restricted cash in February 2017 to fund such items), approximately $31 million related to deposits and approximately $11 million for other items. At December 31, 2017, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $36 million that will be used to settle certain claims in accordance with the Plan, approximately $15 million related to deposits and approximately $5 million for other items.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 18 – Related Party Transactions
Roan Resources LLC
On August 31, 2017, the Company completed the Roan Contribution. In exchange for their respective contributions, LINN Energy and Citizen each received a 50% equity interest in Roan. See Note 6 for additional information. Also on such date, Roan entered into a Master Services Agreement (the “MSA”) with Linn Operating, LLC (“Linn Operating”), a subsidiary of LINN Energy, pursuant to which Linn Operating agreed to provide certain operating, administrative and other services in respect of the assets contributed to Roan during a transitional period.
Under the MSA, Roan agreed to reimburse Linn Operating for certain costs and expenses incurred by Linn Operating in connection with providing the services, and to pay to Linn Operating a service fee of $1.25 million per month, prorated for partial months. The MSA terminated according to its terms on April 30, 2018.
In addition, the Company’s subsidiary, Blue Mountain Midstream LLC, has an agreement in place with Roan for the processing of natural gas from certain of Roan’s properties.
For the three months ended March 31, 2018, the Company recognized service fees of approximately $4 million as a reduction to general and administrative expenses. At March 31, 2018, the Company had approximately $17 million due from Roan, primarily associated with capital spending, included in “other current assets” and approximately $11 million due to Roan, primarily associated with joint interest billings and natural gas purchases, included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet. At December 31, 2017, the Company had approximately $23 million due from Roan, primarily associated with capital spending, included in “other current assets” and approximately $18 million due to Roan, primarily associated with joint interest billings and natural gas purchases, included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet.
Berry Petroleum Company, LLC
Berry, a former subsidiary of the Predecessor, was deconsolidated effective December 31, 2016. The employees of Linn Operating, Inc. (“LOI”), a subsidiary of the Predecessor, provided services and support to Berry in accordance with an agency agreement and power of attorney between Berry and LOI. Upon deconsolidation, transactions between the Predecessor and Berry were no longer eliminated in consolidation and were treated as related party transactions. These transactions include, but are not limited to, management fees paid to the Company by Berry. On the Effective Date, Berry emerged from bankruptcy as a stand-alone, unaffiliated entity. For the two months ended February 28, 2017, Berry incurred management fees of approximately $6 million for services provided by LOI.
LinnCo, LLC
LinnCo, which was an affiliate of the Predecessor, was formed on April 30, 2012. The Predecessor had agreed to provide to LinnCo, or to pay on LinnCo’s behalf, any financial, legal, accounting, tax advisory, financial advisory and engineering fees, and other administrative and out-of-pocket expenses incurred by LinnCo, along with any other expenses incurred in connection with any public offering of shares in LinnCo or incurred as a result of being a publicly traded entity. These expenses include costs associated with annual, quarterly and other reports to holders of LinnCo shares, tax return and Form 1099 preparation and distribution, NASDAQ listing fees, printing costs, independent auditor fees and expenses, legal counsel fees and expenses, limited liability company governance and compliance expenses and registrar and transfer agent fees. In addition, the Predecessor had agreed to indemnify LinnCo and its officers and directors for damages suffered or costs incurred (other than income taxes payable by LinnCo) in connection with carrying out LinnCo’s activities. All expenses and costs paid by the Predecessor on LinnCo’s behalf were expensed by the Predecessor.
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
The following discussion and analysis should be read in conjunction with the financial statements and related notes included in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion contains forward-looking statements based on expectations, estimates and assumptions. Actual results may differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, market prices for oil, natural gas and NGL, production volumes, estimates of proved reserves, capital expenditures, economic and competitive conditions, credit and capital market conditions, regulatory changes and other uncertainties, as well as those factors set forth in “Cautionary Statement Regarding Forward-Looking Statements” below and in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and elsewhere in the Annual Report.
When referring to Linn Energy, Inc. (“Successor,” “LINN Energy” or the “Company”), the intent is to refer to LINN Energy, a Delaware corporation formed in February 2017, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. Linn Energy, Inc. is a successor issuer of Linn Energy, LLC pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Linn Energy, Inc. is not a successor of Linn Energy, LLC for purposes of Delaware corporate law. When referring to the “Predecessor” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to Linn Energy, LLC, the predecessor that will be dissolved following the effective date of the Plan (as defined below) and resolution of all outstanding claims, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.
The reference to “Berry” herein refers to Berry Petroleum Company, LLC, which was an indirect 100% wholly owned subsidiary of the Predecessor through February 28, 2017. Berry was deconsolidated effective December 3, 2016. The reference to “LinnCo” herein refers to LinnCo, LLC, which was an affiliate of the Predecessor.
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
The Company’s properties are currently located in six operating regions in the United States (“U.S.”):

•	Hugoton Basin, which includes oil and natural gas properties, as well as the Jayhawk natural gas processing plant, located in Kansas;

•	East Texas, which includes oil and natural gas properties producing primarily from the Cotton Valley and Bossier Sandstone;

•	North Louisiana, which includes oil and natural gas properties producing primarily from the Cotton Valley Sandstones;

•	Michigan/Illinois, which includes properties producing from the Antrim Shale formation located in northern Michigan and oil properties in southern Illinois;

•	Rockies, which includes non-operated properties located in the Dunkards Wash field in Utah; and

•
Mid-Continent, which includes properties in the Northwest STACK in northwestern Oklahoma, the Arkoma STACK located in southeastern Oklahoma, and various other oil and natural gas producing properties throughout Oklahoma, as well as the Chisholm Trail midstream business located in the Merge/SCOOP/STACK play.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company also owns a 50% equity interest in Roan Resources LLC (“Roan”), which is focused on the accelerated development of the Merge/SCOOP/STACK play in Oklahoma. During 2018, the Company divested all of its properties located in the previous Permian Basin operating region. During 2017, the Company divested all of its properties located in the previous California and South Texas operating regions. See below and Note 4 for details of the Company’s divestitures.
For the three months ended March 31, 2018, the Company’s results included the following:

•
oil, natural gas and NGL sales of approximately $137 million for the three months ended March 31, 2018, compared to $80 million and $189 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively;

•
average daily production of approximately 401 MMcfe/d for the three months ended March 31, 2018, compared to 759 MMcfe/d and 745 MMcfe/d for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively;

•
net income attributable to common stockholders of approximately $70 million for the three months ended March 31, 2018, compared to a net loss of approximately $7 million and net income of approximately $2.4 billion for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively;

•
net cash provided by operating activities from continuing operations of approximately $48 million for the three months ended March 31, 2018, compared to approximately $15 million and $51 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively;

•
capital expenditures of approximately $67 million for the three months ended March 31, 2018, compared to approximately $19 million and $46 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively; and

•	5 wells drilled (all successful) compared to 27 wells drilled (all successful) for the three months ended March 31, 2017.
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
Divestitures
Below are the Company’s completed divestitures in 2018:
On April 10, 2018, the Company completed the sale of its conventional properties located in New Mexico (the “New Mexico Assets Sale”) related to a definitive purchase and sale agreement entered into in March 2018 and received cash proceeds of approximately $15 million.
On April 4, 2018, the Company completed the sale of its interest in properties located in the Altamont Bluebell Field in Utah (the “Altamont Bluebell Assets Sale”) related to definitive purchase and sale agreement entered into in January 2018 and received cash proceeds of approximately $129 million.
On March 29, 2018, the Company completed the sale of its interest in conventional properties located in west Texas (the “West Texas Assets Sale”). Cash proceeds received from the sale of these properties were approximately $108 million (including approximately $12 million of restricted cash released in April 2018), net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $53 million.
On February 28, 2018, the Company completed the sale of its Oklahoma waterflood and Texas Panhandle properties (the “Oklahoma and Texas Assets Sale”). Cash proceeds received from the sale of these properties were approximately $112 million (including a deposit of approximately $12 million received in 2017), net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $48 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

As a result of the Company’s strategic exit from California during 2017 (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale), the Company classified the results of operations and cash flows of its California properties as discontinued operations on its condensed consolidated financial statements.
Construction of Cryogenic Plant
In July 2017, the Company’s subsidiary Blue Mountain Midstream LLC entered into a definitive agreement with BCCK Engineering, Inc. to construct a 225 MMcf/d cryogenic natural gas processing facility with a total capacity of 250 MMcf/d (the “Chisholm Trail Cryogenic Gas Plant”). The facility is expected to be commissioned by the end of the second quarter of 2018.
2018 Oil and Natural Gas Capital Budget
For 2018, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $160 million, including approximately $35 million related to its oil and natural gas capital program and approximately $120 million related to Blue Mountain. This estimate is under continuous review and subject to ongoing adjustments.
Financing Activities
Share Repurchase Program
The Company’s Board of Directors has authorized the repurchase of up to $400 million of the Company’s outstanding shares of Class A common stock. Any share repurchases are subject to restrictions in the Credit Facility. During the three months ended March 31, 2018, the Company repurchased an aggregate of 897,674 shares of Class A common stock at an average price of $38.73 per share for a total cost of approximately $35 million. In April 2018, the Company purchased 194,083 shares of Class A common stock at an average price of $38.80 for a total cost of approximately $8 million. At April 30, 2018, approximately $159 million was available for share repurchases under the program.
Tender Offer
On December 14, 2017, the Company’s Board of Directors announced the intention to commence a tender offer to purchase at least $250 million of the Company’s Class A common stock. In January 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated December 20, 2017, as amended, the Company repurchased an aggregate of 6,770,833 shares of Class A common stock at a fixed price of $48.00 per share for a total cost of approximately $325 million (excluding expenses of approximately $4 million related to the tender offer).
Credit Facility
On April 30, 2018, the Company entered into an amendment to the Credit Facility which, among other things, modified the borrowing base and maximum borrowing commitment amount to $425 million.
Commodity Derivatives
In April 2018, in connection with the closing of the Altamont Bluebell Assets Sale, the Company canceled its oil collars for 2018 and 2019. The Company paid net cash settlements of approximately $20 million for the cancellations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
The following table reflects the Company’s results of operations for each of the Successor and Predecessor periods presented:

	Successor		Predecessor
	Three Months Ended March 31, 2018	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Revenues and other:
Natural gas sales	$63,328	$38,070	$99,561
Oil sales	45,696	30,238	58,560
NGL sales	27,852	12,017	30,764
Total oil, natural gas and NGL sales	136,876	80,325	188,885
Gains (losses) on oil and natural gas derivatives	(15,030)	(11,959)	92,691
Marketing and other revenues (1)	52,161	4,942	16,551
	174,007	73,308	298,127
Expenses:
Lease operating expenses	47,884	24,630	49,665
Transportation expenses	19,094	13,723	25,972
Marketing expenses	41,755	2,539	4,820
General and administrative expenses (2)	44,779	10,411	71,745
Exploration costs	1,202	55	93
Depreciation, depletion and amortization	28,465	19,914	47,155
Taxes, other than income taxes	8,452	7,077	14,877
(Gains) losses on sale of assets and other, net	(106,075)	484	829
	85,556	78,833	215,156
Other income and (expenses)	24,772	(4,549)	(16,717)
Reorganization items, net	(1,951)	(2,565)	2,331,189
Income (loss) from continuing operations before income taxes	111,272	(12,639)	2,397,443
Income tax expense (benefit)	40,174	(5,315)	(166)
Income (loss) from continuing operations	71,098	(7,324)	2,397,609
Income (loss) from discontinued operations, net of income taxes	—	68	(548)
Net income (loss)	71,098	(7,256)	2,397,061
Net income attributable to noncontrolling interests	1,274	—	—
Net income (loss) attributable to common stockholders/unitholders	$69,824	$(7,256)	$2,397,061

(1)
Marketing and other revenues for the two months ended February 28, 2017, include approximately $6 million of management fee revenues recognized by the Company from Berry. Management fee revenues are included in “other revenues” on the condensed consolidated statement of operations.

(2)
General and administrative expenses for the three months ended March 31, 2018, the one month ended March 31, 2017, and the two months ended February 28, 2017, include approximately $17 million, $4 million and $50 million, respectively, of noncash share-based compensation expenses. In addition, general and administrative expenses for the two months ended February 28, 2017, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from Bankruptcy as stand-alone, unaffiliated entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor		Predecessor
	Three Months Ended March 31, 2018	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
Average daily production:
Natural gas (MMcf/d)	266	496	495
Oil (MBbls/d)	8.5	20.8	20.2
NGL (MBbls/d)	14.1	23.1	21.4
Total (MMcfe/d)	401	759	745

Average daily production – Equity method investments: (1)
Total (MMcfe/d)	113	—	—

Weighted average prices: (2)
Natural gas (Mcf)	$2.65	$2.48	$3.41
Oil (Bbl)	$59.87	$46.90	$49.16
NGL (Bbl)	$21.91	$16.76	$24.37

Average NYMEX prices:
Natural gas (MMBtu)	$3.00	$2.63	$3.66
Oil (Bbl)	$62.87	$49.67	$53.04

Costs per Mcfe of production:
Lease operating expenses	$1.33	$1.05	$1.13
Transportation expenses	$0.53	$0.58	$0.59
General and administrative expenses (3)	$1.24	$0.44	$1.63
Depreciation, depletion and amortization	$0.79	$0.85	$1.07
Taxes, other than income taxes	$0.23	$0.30	$0.34

Average daily production – discontinued operations:
Total (MMcfe/d)	—	29	30

(1)	Represents the Company’s 50% equity interest in Roan.

(2)	Does not include the effect of gains (losses) on derivatives.

(3)
General and administrative expenses for the three months ended March 31, 2018, the one month ended March 31, 2017, and the two months ended February 28, 2017, include approximately $17 million, $4 million and $50 million, respectively, of noncash share-based compensation expenses. In addition, general and administrative expenses for the two months ended February 28, 2017, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from Bankruptcy as stand-alone, unaffiliated entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $132 million or 49% to approximately $137 million for the three months ended March 31, 2018, from approximately $80 million and $189 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively, due to lower production volumes as a result of divestitures completed in 2017 and 2018 and lower commodity prices. Lower natural gas prices resulted in a decrease in revenues of approximately $9 million. Higher oil prices resulted in an increase in revenues of approximately $9 million. In addition, revenues decreased by approximately $1 million due to the impact of the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018. As of January 1, 2017, revenue is recognized net of transportation expenses if the processor is the customer and there is no redelivery of commodities to the Company. See Note 1 for additional details of the revenue accounting standard.
Average daily production volumes decreased to approximately 401 MMcfe/d for the three months ended March 31, 2018, from approximately 759 MMcfe/d and 745 MMcfe/d for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively. Lower natural gas, oil and NGL production volumes resulted in a decrease in revenues of approximately $64 million, $52 million and $15 million, respectively.
The following table sets forth average daily production by region:

	Successor		Predecessor
	Three Months Ended March 31, 2018	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
Average daily production (MMcfe/d):
Hugoton Basin	158	168	158
Mid-Continent	57	128	110
East Texas	56	51	52
Permian Basin	39	46	49
Rockies	36	287	294
Michigan/Illinois	28	29	29
North Louisiana	27	26	28
South Texas	—	24	25
	401	759	745
Equity method investments	113	—	—
The increase in average daily production volumes in the East Texas region primarily reflect increased development capital spending in the region. The decrease in average daily production volumes in the Mid-Continent region primarily reflects lower production volumes as a result of the Roan Contribution on August 31, 2017, partially offset by increased development capital spending in the region. The decreases in average daily production volumes in the Rockies, Permian Basin and South Texas regions primarily reflect lower production volumes as a result of divestitures completed during 2017. See Note 4 for additional information of divestitures. In addition, the decreases in average daily production volumes in these and the remaining regions reflect lower production volumes as a result of reduced development capital spending driven by continued low commodity prices. Equity method investments represents the Company’s 50% equity interest in Roan.
Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives were approximately $15 million for the three months ended March 31, 2018, compared to losses of approximately $12 million for the one month ended March 31, 2017, and gains of approximately $93 million for the two months ended February 28, 2017, representing a variance of approximately $96 million. Gains and losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

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
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Other revenues primarily include management fee revenues recognized by the Company from Berry (in the Predecessor period) and helium sales revenue. Marketing and other revenues increased by approximately $30 million or 143% to approximately $52 million for the three months ended March 31, 2018, from approximately $5 million and $17 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively. The increase was primarily due to the impact of the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018, and higher revenues generated by the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms, partially offset by management fee revenues from Berry included in the Predecessor period. As of January 1, 2018, the Company recognizes revenues for commodities received as noncash consideration in exchange for services provided by its midstream operations and revenues and associated cost of product for the subsequent sale of those same commodities. This recognition results in an increase to revenues and expenses with no impact on net income. See Note 1 for additional details of the revenue accounting standard.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $27 million or 36% to approximately $48 million for the three months ended March 31, 2018, from approximately $25 million and $50 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively. The decrease was primarily due to reduced labor costs for field operations as a result of cost savings initiatives and the divestitures completed in 2017 and 2018. Lease operating expenses per Mcfe increased to $1.33 per Mcfe for the three months ended March 31, 2018, from $1.05 per Mcfe and $1.13 per Mcfe for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively.
Transportation Expenses
Transportation expenses decreased by approximately $21 million or 52% to approximately $19 million for the three months ended March 31, 2018, from approximately $14 million and $26 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively. The decrease was due to reduced costs as a result of lower production volumes primarily as a result of the divestitures completed in 2017 and 2018 and due to the impact of the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018. As of January 1, 2018, revenue is recognized net of transportation expenses if the processor is the customer and there is no redelivery of commodities to the Company. See Note 1 for additional details of the revenue accounting standard. Transportation expenses per Mcfe decreased to $0.53 per Mcfe for the three months ended March 31, 2018, from $0.58 per Mcfe and $0.59 per Mcfe for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Marketing expenses increased by approximately $34 million to approximately $42 million for the three months ended March 31, 2018, from approximately $3 million and $5 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively. The increase was primarily due to the impact of the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018, and higher expenses associated with the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms. As of January 1, 2018, the Company recognizes revenues for commodities received as noncash consideration in exchange for services provided by its midstream operations and revenues and associated cost of product for the subsequent sale of those same commodities. This recognition results in an increase to revenues and expenses with no impact on net income. See Note 1 for additional details of the revenue accounting standard.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. In addition, general and administrative expenses in the Predecessor period includes costs incurred by LINN Energy associated with the operations of Berry. General and administrative expenses decreased by approximately $37 million or 45% to approximately $45 million for the three months ended March 31, 2018, from approximately $10 million and $72 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively. The decrease was primarily due to lower noncash share-based compensation expenses principally driven by the immediate vesting of certain awards during the Predecessor period, lower salaries and benefits related expenses, the costs associated with the operations of Berry in the Predecessor period, lower various other administrative expenses including insurance and rent, partially offset by higher professional services expenses. General and administrative expenses per Mcfe were $1.24 per Mcfe for the three months ended March 31, 2018, compared to $0.44 per Mcfe and $1.63 per Mcfe for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively.
For professional services expenses related to the Chapter 11 proceedings, see “Reorganization Items, Net.”
Exploration Costs
Exploration costs increased by approximately $1 million to approximately $1 million for the three months ended March 31, 2018, from approximately $55,000 and $93,000 for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively. The increase was primarily due to higher seismic data expenses.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $39 million or 58% to approximately $28 million for the three months ended March 31, 2018, from approximately $20 million and $47 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively. The decrease was primarily due to lower rates as a result of the application of fresh start accounting, as well as lower total production volumes. Depreciation, depletion and amortization per Mcfe decreased to $0.79 per Mcfe for the three months ended March 31, 2018, from $0.85 per Mcfe and $1.07 per Mcfe for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively.
Taxes, Other Than Income Taxes

	Successor		Predecessor
	Three Months Ended March 31, 2018	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Severance taxes	$4,406	$3,863	$9,107
Ad valorem taxes	3,957	3,168	5,744
Other	89	46	26
	$8,452	$7,077	$14,877
Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes and lower commodity prices. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2017 and 2018 and lower estimated valuations on certain of the Company’s properties.
(Gains) Losses on Sale of Assets and Other, Net
During the three months ended March 31, 2018, the Company recorded the following amounts related to divestitures (see Note 4):

•	Net gain of approximately $53 million, including costs to sell of approximately $1 million, on the West Texas Assets Sale; and

•	Net gain of approximately $48 million, including costs to sell of approximately $1 million, on the Oklahoma and Texas Assets Sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Successor		Predecessor
	Three Months Ended March 31, 2018	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Interest expense, net of amounts capitalized	$(404)	$(4,200)	$(16,725)
Earnings from equity method investments	25,345	39	157
Other, net	(169)	(388)	(149)
	$24,772	$(4,549)	$(16,717)
Interest expense decreased primarily due to no outstanding debt during 2018, and lower amortization of financing fees. For the two months ended February 28, 2017, contractual interest, which was not recorded, on the Predecessor’s senior notes was approximately $37 million. For the three months ended March 31, 2018, interest expense is related to amortization of financing fees. See “Debt” under “Liquidity and Capital Resources” below for additional details.
Equity method investments primarily include the Company’s 50% equity interest in Roan. The Company’s equity earnings consists of its share of Roan’s earnings and the amortization of the difference between the Company’s investment in Roan and Roan’s underlying net assets attributable to certain assets. See Note 6 for additional information.
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

	Successor		Predecessor
	Three Months Ended March 31, 2018	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Gain on settlement of liabilities subject to compromise	$—	$—	$3,724,750
Recognition of an additional claim for the Predecessor’s second lien notes settlement	—	—	(1,000,000)
Fresh start valuation adjustments	—	—	(591,525)
Income tax benefit related to implementation of the Plan	—	—	264,889
Legal and other professional fees	(1,952)	(2,570)	(46,961)
Terminated contracts	—	—	(6,915)
Other	1	5	(13,049)
Reorganization items, net	$(1,951)	$(2,565)	$2,331,189
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

recognized income tax expense of approximately $40 million for the three months ended March 31, 2018, compared to an income tax benefit of approximately $5 million and $166,000 for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively.
Income (Loss) from Discontinued Operations, Net of Income Taxes
As a result of the Company’s strategic exit from California (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale), the Company has classified the results of operations of its California properties as discontinued operations. Income from discontinued operations, net of income taxes was approximately $68,000 for the one month ended March 31, 2017, and losses of approximately $548,000 for the two months ended February 28, 2017. See Note 4 for additional information.
Net Income (Loss) Attributable to Common Stockholders/Unitholders
Net income attributable to common stockholders/unitholders decreased by approximately $2.3 billion to approximately $70 million for the three months ended March 31, 2018, from a net loss of approximately $7 million and net income of approximately $2.4 billion for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively. The decrease was primarily due to gains included in reorganization items in the Predecessor period and lower expenses, partially offset by lower production revenue and losses compared to gains on commodity derivatives. See discussion above for explanations of variances.
Liquidity and Capital Resources
Since its emergence from Chapter 11 bankruptcy in February 2017, the Company’s sources of cash have primarily consisted of proceeds from its divestitures of oil and natural gas properties and net cash provided by operating activities. As a result of divesting certain oil and natural gas properties during the three months ended March 31, 2018, the Company received approximately $232 million in net cash proceeds. During 2018, the Company used its cash for repurchases of its Class A common stock and to fund capital expenditures, primarily for plant and pipeline construction. Based on current expectations, the Company believes its liquidity and capital resources will be sufficient to conduct its business and operations. The Company expects to fund the remaining 2018 capital program and any share repurchases with excess cash from its completed and pending divestitures and net cash provided by operating activities.
See below for details regarding capital expenditures for the periods presented:

	Successor		Predecessor
	Three Months Ended March 31, 2018	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Oil and natural gas	$10,064	$16,992	$39,409
Plant and pipeline	56,861	1,413	4,990
Other	3	129	1,243
Capital expenditures, excluding acquisitions	$66,928	$18,534	$45,642
Capital expenditures, excluding acquisitions – discontinued operations	$—	$876	$436
The increase in capital expenditures was primarily due to plant and pipeline construction activities associated with the Chisholm Trail Cryogenic Gas Plant. For 2018, the Company estimates its total capital expenditures, excluding acquisitions, will be approximately $160 million, including approximately $35 million related to its oil and natural gas capital program and approximately $120 million related to Blue Mountain. This estimate is under continuous review and subject to ongoing adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Statements of Cash Flows
The following is a comparative cash flow summary:

	Successor		Predecessor
	Three Months Ended March 31, 2018	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Net cash:
Provided by operating activities	$47,810	$17,760	$59,476
Provided by (used in) investing activities	160,260	(22,384)	(58,756)
Used in financing activities	(424,564)	(48,592)	(560,932)
Net decrease in cash, cash equivalents and restricted cash	$(216,494)	$(53,216)	$(560,212)
Operating Activities
Cash provided by operating activities was approximately $48 million compared to approximately $18 million and $59 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively. The decrease was primarily due to lower production related revenues principally due to lower production volumes.
Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Successor		Predecessor
	Three Months Ended March 31, 2018	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Cash flow from investing activities:
Capital expenditures	$(72,134)	$(22,245)	$(58,006)
Proceeds from sale of properties and equipment and other	232,394	326	(166)
Net cash provided by (used in) investing activities – continuing operations	160,260	(21,919)	(58,172)
Net cash used in investing activities – discontinued operations	—	(465)	(584)
Net cash provided by (used in) investing activities	$160,260	$(22,384)	$(58,756)
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties. Capital expenditures decreased primarily due to lower oil and natural gas capital spending, partially offset by higher spending on plant and pipeline construction related to the Chisholm Trail Cryogenic Gas Plant. The Company made no acquisitions of properties during the three months ended March 31, 2018, or March 31, 2017. The Company has classified the cash flows of its California properties as discontinued operations.
Proceeds from sale of properties and equipment and other for the three months ended March 31, 2018, include cash proceeds received of approximately $109 million from the West Texas Assets Sale, approximately $101 million (excluding a deposit of approximately $12 million received in 2017) from the Oklahoma and Texas Assets Sale and deposits of approximately $18 million related to the Altamont Bluebell Assets Sale and the New Mexico Assets Sale. See Note 4 for additional details of divestitures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financing Activities
Cash used in financing activities was approximately $425 million for the three months ended March 31, 2018, compared to approximately $49 million and $561 million for the one month ended March 31, 2017, and the two months ended February 28, 2017, respectively. During the three months ended March 31, 2018, the primary use of cash in financing activities was for repurchases of the Company’s Class A common stock and settlement of restricted stock units under the liquidity program (see Note 14). During the one month ended March 31, 2017, and the two months ended February 28, 2017, the primary use of cash in financing activities was for repayments of debt.
The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Successor	Predecessor
	One Month Ended March 31, 2017	Two Months Ended February 28, 2017
(in thousands)
Proceeds from borrowings:
Successor’s previous credit facility	$30,000	$—
	$30,000	$—
Repayments of debt:
Successor’s previous credit facility	$(96,250)	$—
Predecessor’s credit facility	—	(1,038,986)
	$(96,250)	$(1,038,986)
On February 28, 2017, the Company canceled its obligations under the Predecessor’s credit facility and entered into the Successor’s previous credit facility, which was a net transaction and is reflected as such on the condensed consolidated statement of cash flows. In addition, in February 2017, the Company made a $30 million payment to holders of claims under the Predecessor’s second lien notes, and also issued 41,359,806 shares of Class A common stock to participants in the rights offerings extended by the Company to certain holders of claims arising under the Predecessor’s second lien notes and senior notes for net proceeds of approximately $514 million.
Debt
There were no borrowings outstanding under the Credit Facility as of March 31, 2018, or December 31, 2017. As of March 31, 2018, there was approximately $343 million of available borrowing capacity (which includes a $47 million reduction for outstanding letters of credit).
For additional information related to the Company’s debt, see Note 7.
Share Repurchase Program
The Company’s Board of Directors has authorized the repurchase of up to $400 million of the Company’s outstanding shares of Class A common stock. Any share repurchases are subject to restrictions in the Credit Facility. During the three months ended March 31, 2018, the Company repurchased an aggregate of 897,674 shares of Class A common stock at an average price of $38.73 per share for a total cost of approximately $35 million.
Tender Offer
On December 14, 2017, the Company’s Board of Directors announced the intention to commence a tender offer to purchase at least $250 million of the Company’s Class A common stock. In January 2018, upon the terms and subject to the conditions described in the Offer to Purchase dated December 20, 2017, as amended, the Company repurchased an aggregate of 6,770,833 shares of Class A common stock at a fixed price of $48.00 per share for a total cost of approximately $325 million (excluding expenses of approximately $4 million related to the tender offer).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Counterparty Credit Risk
The Company accounts for its commodity derivatives at fair value. The Company’s counterparties are participants in the Credit Facility. The Credit Facility is secured by certain of the Company’s and its subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company is not required to post any collateral. The Company does not receive collateral from its counterparties. The Company minimizes the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives are subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance is somewhat mitigated.
Dividends
The Company is not currently paying a cash dividend; however, the Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend. Any future payment of cash dividends would be subject to the restrictions in the Credit Facility.
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
Commitments and Contractual Obligations
The Company has asset retirement obligations, capital commitments, operating leases and commodity derivative liabilities that were summarized in the table of commitments and contractual obligations in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2017. During the three months ended March 31, 2018, the Company paid approximately $19 million of its capital commitments. There have been no other significant changes to the Company’s contractual obligations since December 31, 2017.
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

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include discussions about the Company’s:

•	business strategy;

•	acquisition and disposition strategy;

•	financial strategy;

•	plans to separate into three standalone companies;

•	ability to comply with covenants under the Credit Facility;

•	effects of legal proceedings;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	capital expenditures;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	lease operating expenses, general and administrative expenses and development costs;

•	future operating results;

•	plans, objectives, expectations and intentions; and

•	taxes.
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the events will occur. Actual results may differ materially from those anticipated or implied in forward-looking statements due to factors set forth in Item 1A. “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2017, and elsewhere in the Annual Report. The forward-looking statements speak only as of the date made and, other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company’s primary market risk is attributable to fluctuations in commodity prices. This risk can affect the Company’s business, financial condition, operating results and cash flows. See below for quantitative and qualitative information about this risk.
The following should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in the Company’s 2017 Annual Report on Form 10-K. The reference to a “Note” herein refers to the accompanying Notes to Condensed Consolidated Financial Statements contained in Item 1. “Financial Statements.”

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
At March 31, 2018, the fair value of fixed price swaps and collars was a net liability of approximately $14 million. A 10% increase in the index oil and natural gas prices above the March 31, 2018, prices would result in a net liability of approximately $51 million, which represents a decrease in the fair value of approximately $37 million; conversely, a 10% decrease in the index oil and natural gas prices below the March 31, 2018, prices would result in a net asset of approximately $22 million, which represents an increase in the fair value of approximately $36 million.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Audit Committee of the Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and

Item 4.    Controls and Procedures - Continued

procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
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
There were no changes in the Company’s internal control over financial reporting during the first quarter of 2018 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings
On May 11, 2016, the Debtors filed Bankruptcy Petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040. On January 27, 2017, the Bankruptcy Court entered the Confirmation Order. Consummation of the Plan was subject to certain conditions set forth in the Plan. On February 28, 2017, all of the conditions were satisfied or waived and the Plan became effective and was implemented in accordance with its terms. The LINN Debtors Chapter 11 cases will remain pending until the final resolution of all outstanding claims.
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
In March 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under the Predecessor’s credit facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31 million. The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order. On November 13, 2017, the Bankruptcy Court ruled that the secured lenders are not entitled to payment of post-petition default interest. That ruling was appealed by Wells Fargo and on March 29, 2018, the U.S. District Court for the Southern District of Texas affirmed the Bankruptcy Court’s ruling.
The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Item 1A.	Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our shares are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. As of the date of this report, these risk factors have not changed materially. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - Continued

The following sets forth information with respect to the Company’s repurchases of its shares of Class A common stock during the first quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands)

January 1 – 31	6,770,833	$48.55	—	$201,712
February 1 – 28	444,141	$38.98	430,605	$184,942
March 1 – 31	574,362	$38.60	467,069	$166,948
Total	7,789,336	$47.27	897,674

(1)
During the three months ended March 31, 2018, the Company repurchased an aggregate of 6,770,883 shares of Class A common stock under the tender offer, an aggregate of 897,674 shares of Class A common stock under the Company’s share repurchase program and an aggregate of 120,829 shares of Class A common stock under the Company’s Liquidity Program related to share-based compensation (see Note 14).

(2)	The Company’s Board of Directors has authorized the repurchase of up to $400 million of the Company’s outstanding shares of a Class A common stock.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
Amendment to Revolving Credit Facility
On April 30, 2018, Linn Energy, Inc. (together with its direct and indirect subsidiaries, the “Company”) entered into a second amendment (the “Second Amendment”) to its credit agreement, dated August 4, 2017, with Royal Bank of Canada, as administrative agent and the lenders and agents party thereto (as previously amended by the First Amendment dated September 29, 2017, the “Credit Agreement”). The Second Amendment provides for an increase in the existing borrowing base and aggregate maximum credit amount to $425 million, subject to adjustment as provided in the Credit Agreement. The Second Amendment also modifies the Credit Agreement to permit the Company and the other Obligors to effect a series of corporate reorganization transactions and ultimately a spin-off of the Company’s subsidiary, Riviera Resources, LLC. This summary is qualified in its entirety by reference to the full text of the Second Amendment, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Item 6.	Exhibits

Exhibit Number		Description

2.1*	—	Amendment, dated January 11, 2018, to Purchase and Sale Agreement, dated December 18, 2017, by and between Linn Energy Holdings, LLC, Linn Operating, LLC and Scout Energy Group IV, LP
2.2*	—	Purchase and Sale Agreement, dated January 15, 2018, by and between Linn Energy Holdings, LLC, Linn Operating, LLC and Altamont Energy LLC (f/k/a Wasatch Energy LLC)
2.3*	—	Purchase and Sale Agreement, dated February 13, 2018, by and among Linn Energy Holdings, LLC, Linn Operating, LLC, and Scout Energy Group IV, LP
2.4*	—
Fourth Amendment to Contribution Agreement, dated February 27, 2018, to Contribution Agreement, dated June 27, 2017, by and among Linn Energy Holdings, LLC, Linn Operating, LLC, Citizen Energy II, LLC and Roan Resources LLC

2.5*	—
First Amendment, dated February 27, 2018, to Purchase and Sale Agreement, dated January 15, 2018, by and among Linn Energy Holdings, LLC, Linn Operating, LLC and Altamont Energy LLC (f/k/a/ Wasatch Energy LLC)

2.6*	—
Second Amendment, dated February 28, 2018, to Purchase and Sale Agreement, dated January 15, 2018, by and among Linn Energy Holdings, LLC, Linn Operating, LLC and Altamont Energy LLC (f/k/a/ Wasatch Energy LLC)

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

LINN ENERGY, INC.
(Registrant)

Date: May 3, 2018	/s/ Darren R. Schluter
Darren R. Schluter
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

Date: May 3, 2018	/s/ David B. Rottino
David B. Rottino
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)