Form 10-Q
period 2018-06-30
LINN ENERGY, INC.
filed 2018-08-08
CIK 1326428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number: 000-51719
LINN ENERGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	83-1207960 (I.R.S. Employer Identification No.)
600 Travis Houston, Texas (Address of principal executive offices)	77002 (Zip Code)
(281) 840-4000 (Registrant’s telephone number, including area code)

Linn Energy, Inc. (Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐
As of July 31, 2018, there were 78,449,265 shares of Class A common stock, par value $0.001 per share, outstanding.

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

ii

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
LINN ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$301,365	$464,508
Accounts receivable – trade, net	64,686	140,485
Derivative instruments	3,934	9,629
Restricted cash	43,387	56,445
Other current assets	46,659	79,771
Assets held for sale	22	106,963
Total current assets	460,053	857,801

Noncurrent assets:
Oil and natural gas properties (successful efforts method)	785,815	950,083
Less accumulated depletion and amortization	(59,870)	(49,619)
	725,945	900,464

Other property and equipment	566,861	480,729
Less accumulated depreciation	(44,412)	(28,658)
	522,449	452,071

Derivative instruments	1,254	469
Deferred income taxes	169,691	198,417
Equity method investments	473,269	464,926
Other noncurrent assets	5,264	6,975
	649,478	670,787
Total noncurrent assets	1,897,872	2,023,322
Total assets	$2,357,925	$2,881,123

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$179,887	$253,975
Share-based payment liability	111,792	—
Derivative instruments	5,536	10,103
Other accrued liabilities	19,830	58,617
Liabilities held for sale	—	43,302
Total current liabilities	317,045	365,997

Noncurrent liabilities:
Derivative instruments	24	2,849
Asset retirement obligations and other noncurrent liabilities	105,531	160,720
Total noncurrent liabilities	105,555	163,569

LINN ENERGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - Continued
(Unaudited)

	June 30, 2018	December 31, 2017
	(in thousands, except share amounts)
Commitments and contingencies (Note 11)

Equity:
Preferred stock ($0.001 par value, 30,000,000 shares authorized; no shares issued at June 30, 2018, or December 31, 2017)	—	—
Class A common stock ($0.001 par value, 270,000,000 shares authorized; 78,749,510 shares and 83,582,176 shares issued at June 30, 2018, and December 31, 2017, respectively)	79	84
Additional paid-in capital	1,427,458	1,899,642
Retained earnings	507,788	432,860
Total common stockholders’ equity	1,935,325	2,332,586
Noncontrolling interests	—	18,971
Total equity	1,935,325	2,351,557
Total liabilities and equity	$2,357,925	$2,881,123
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Successor
	Three Months Ended June 30,
	2018	2017
	(in thousands, except per share amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$87,004	$243,167
Gains (losses) on oil and natural gas derivatives	(7,525)	45,714
Marketing revenues	42,967	12,547
Other revenues	6,387	6,391
	128,833	307,819
Expenses:
Lease operating expenses	24,088	71,057
Transportation expenses	21,213	37,388
Marketing expenses	40,327	6,976
General and administrative expenses	92,395	34,458
Exploration costs	53	811
Depreciation, depletion and amortization	21,980	51,987
Taxes, other than income taxes	7,297	17,871
Gains on sale of assets and other, net	(101,777)	(306,878)
	105,576	(86,330)
Other income and (expenses):
Interest expense, net of amounts capitalized	(584)	(7,551)
Earnings (losses) from equity method investments	(9,327)	91
Other, net	538	(1,163)
	(9,373)	(8,623)
Reorganization items, net	(1,259)	(3,377)
Income from continuing operations before income taxes	12,625	382,149
Income tax expense	5,722	158,770
Income from continuing operations	6,903	223,379
Loss from discontinued operations, net of income taxes	—	(3,322)
Net income	6,903	220,057
Net income attributable to noncontrolling interests	1,799	—
Net income attributable to common stockholders	$5,104	$220,057

Income (loss) per share attributable to common stockholders:
Income from continuing operations per share – Basic	$0.06	$2.49
Income from continuing operations per share – Diluted	$0.06	$2.47

Loss from discontinued operations per share – Basic	$—	$(0.04)
Loss from discontinued operations per share – Diluted	$—	$(0.04)

Net income per share – Basic	$0.06	$2.45
Net income per share – Diluted	$0.06	$2.43

Weighted average shares outstanding – Basic	78,718	89,849
Weighted average shares outstanding – Diluted	79,277	90,484
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Continued
(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands, except per share and per unit amounts)
Revenues and other:
Oil, natural gas and natural gas liquids sales	$223,880	$323,492	$188,885
Gains (losses) on oil and natural gas derivatives	(22,555)	33,755	92,691
Marketing revenues	89,234	15,461	6,636
Other revenues	12,281	8,419	9,915
	302,840	381,127	298,127
Expenses:
Lease operating expenses	71,972	95,687	49,665
Transportation expenses	40,307	51,111	25,972
Marketing expenses	82,082	9,515	4,820
General and administrative expenses	137,174	44,869	71,745
Exploration costs	1,255	866	93
Depreciation, depletion and amortization	50,445	71,901	47,155
Taxes, other than income taxes	15,749	24,948	14,877
(Gains) losses on sale of assets and other, net	(207,852)	(306,394)	829
	191,132	(7,497)	215,156
Other income and (expenses):
Interest expense, net of amounts capitalized	(988)	(11,751)	(16,725)
Earnings from equity method investments	16,018	130	157
Other, net	369	(1,551)	(149)
	15,399	(13,172)	(16,717)
Reorganization items, net	(3,210)	(5,942)	2,331,189
Income from continuing operations before income taxes	123,897	369,510	2,397,443
Income tax expense (benefit)	45,896	153,455	(166)
Income from continuing operations	78,001	216,055	2,397,609
Loss from discontinued operations, net of income taxes	—	(3,254)	(548)
Net income	78,001	212,801	2,397,061
Net income attributable to noncontrolling interests	3,073	—	—
Net income attributable to common stockholders/unitholders	$74,928	$212,801	$2,397,061

Income (loss) per share/unit attributable to common stockholders/unitholders:
Income from continuing operations per share/unit – Basic	$0.95	$2.41	$6.80
Income from continuing operations per share/unit – Diluted	$0.93	$2.40	$6.80

Loss from discontinued operations per share/unit – Basic	$—	$(0.04)	$(0.01)
Loss from discontinued operations per share/unit – Diluted	$—	$(0.04)	$(0.01)

Net income per share/unit – Basic	$0.95	$2.37	$6.79
Net income per share/unit – Diluted	$0.93	$2.36	$6.79

Weighted average shares/units outstanding – Basic	78,817	89,849	352,792
Weighted average shares/units outstanding – Diluted	79,764	90,065	352,792
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Total Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount
	(in thousands)

December 31, 2017	83,582	$84	$1,899,642	$432,860	$2,332,586	$18,971	$2,351,557
Net income		—	—	74,928	74,928	3,073	78,001
Issuances of successor Class A common stock	811	—	—	—	—	—	—
Repurchases of successor Class A common stock	(8,429)	(8)	(394,407)	—	(394,415)	—	(394,415)
Settlement of equity classified RSUs		—	(58,162)	—	(58,162)	—	(58,162)
Share-based compensation expenses		—	25,132	—	25,132	—	25,132
Equity awards modified to liabilities		—	(70,550)	—	(70,550)	—	(70,550)
Allocation of noncontrolling interest upon vesting of subsidiary units		—	(21,233)	—	(21,233)	21,233	—
Distributions to noncontrolling interests		—	—	—	—	(8,367)	(8,367)
Subsidiary equity transactions		—	646	—	646	(646)	—
Other		—	12,129	—	12,129	—	12,129
Dissolution of noncontrolling interests	2,786	3	34,261	—	34,264	(34,264)	—
June 30, 2018	78,750	$79	$1,427,458	$507,788	$1,935,325	$—	$1,935,325
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Cash flow from operating activities:
Net income	$78,001	$212,801	$2,397,061
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	3,254	548
Depreciation, depletion and amortization	50,445	71,901	47,155
Deferred income taxes	46,031	131,055	(166)
(Gains) losses on oil and natural gas derivatives	22,555	(33,755)	(92,691)
Cash settlements on derivatives	(25,037)	7,929	(11,572)
Share-based compensation expenses	66,374	19,599	50,255
Amortization and write-off of deferred financing fees	824	82	1,338
(Gains) losses on sale of assets and other, net	(224,091)	(293,800)	1,069
Reorganization items, net	—	—	(2,359,364)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable – trade, net	76,465	27,212	(7,216)
(Increase) decrease in other assets	35,828	(9,146)	528
Increase (decrease) in accounts payable and accrued expenses	(52,538)	(89,755)	20,949
Increase (decrease) in other liabilities	(22,955)	22,421	2,801
Net cash provided by operating activities – continuing operations	51,902	69,798	50,695
Net cash provided by operating activities – discontinued operations	—	13,966	8,781
Net cash provided by operating activities	51,902	83,764	59,476

Cash flow from investing activities:
Development of oil and natural gas properties	(45,938)	(61,534)	(50,597)
Purchases of other property and equipment	(87,377)	(27,287)	(7,409)
Proceeds from sale of properties and equipment and other	369,489	697,829	(166)
Net cash provided by (used in) investing activities – continuing operations	236,174	609,008	(58,172)
Net cash used in investing activities – discontinued operations	—	(1,645)	(584)
Net cash provided by (used in) investing activities	236,174	607,363	(58,756)

LINN ENERGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Cash flow from financing activities:
Proceeds from rights offerings, net	—	—	514,069
Repurchases of shares	(393,647)	—	—
Proceeds from borrowings	—	160,000	—
Repayments of debt	—	(876,570)	(1,038,986)
Payment to holders of claims under the Predecessor’s second lien notes	—	—	(30,000)
Distributions to noncontrolling interests	(12,174)	(2,973)	—
Cash settlements of equity classified RSUs	(58,162)	—	—
Other	(294)	(87)	(6,015)
Net cash used in financing activities – continuing operations	(464,277)	(719,630)	(560,932)
Net cash used in financing activities – discontinued operations	—	—	—
Net cash used in financing activities	(464,277)	(719,630)	(560,932)

Net decrease in cash, cash equivalents and restricted cash	(176,201)	(28,503)	(560,212)
Cash, cash equivalents and restricted cash:
Beginning	520,953	144,022	704,234
Ending	$344,752	$115,519	$144,022
The accompanying notes are an integral part of these condensed consolidated financial statements.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 – Basis of Presentation
When referring to Linn Energy, Inc. (“Successor,” “LINN Energy” or the “Company”), the intent is to refer to LINN Energy, a Delaware corporation formed in February 2017, and its then consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. During the reporting period Linn Energy, Inc. was a successor issuer of Linn Energy, LLC pursuant to Rule 15d‑5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Linn Energy, Inc. was not a successor of Linn Energy, LLC for purposes of Delaware corporate law. When referring to the “Predecessor” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to Linn Energy, LLC, the predecessor that will be dissolved following the effective date of the Plan (as defined in Note 2) and resolution of all outstanding claims, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.
As discussed under Holding Company Reorganization below in this Note 1, subsequent to the reporting period, on July 25, 2018, the Company completed a corporate reorganization pursuant to which LINN Energy merged with and into Linn Merger Sub #1, LLC (“Merger Sub”), a newly formed Delaware limited liability company and wholly owned subsidiary of New LINN Inc., a newly formed Delaware corporation (“New LINN”), with Merger Sub surviving such merger (the “Merger”). Immediately following the Merger, New LINN changed its name to “Linn Energy, Inc.” For purposes of Rule 15d-5 under the Exchange Act, New LINN is the successor registrant to LINN Energy.
The reference to “Berry” herein refers to Berry Petroleum Company, LLC, which was an indirect 100% wholly owned subsidiary of the Predecessor through February 28, 2017. Berry was deconsolidated effective December 3, 2016. The reference to “LinnCo” herein refers to LinnCo, LLC, which was an affiliate of the Predecessor.
Nature of Business
LINN Energy was formed in February 2017, in connection with the reorganization of the Predecessor. The Predecessor was publicly traded from January 2006 to February 2017. As discussed further in Note 2, on May 11, 2016 (the “Petition Date”), Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo (collectively, the “LINN Debtors”) and Berry (collectively with the LINN Debtors, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16-60040. During the pendency of the Chapter 11 proceedings, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company emerged from bankruptcy effective February 28, 2017.
Prior to the Spin-off (as defined below), the Company’s upstream properties were located in six operating regions in the United States (“U.S.”): the Hugoton Basin, East Texas, North Louisiana, Michigan/Illinois, the Rockies and the Mid-Continent. The Company’s midstream business consisted of the Chisholm Trail gas plant system (“Chisholm Trail”) which is comprised of the newly constructed cryogenic natural gas processing facility, a refrigeration plant, and a network of gathering pipelines located in the Merge/SCOOP/STACK play. The Company also owns a 50% equity interest in Roan Resources LLC (“Roan”), which is focused on the accelerated development of the Merge/SCOOP/STACK play in Oklahoma. During 2018, the Company divested all of its properties located in the previous Permian Basin operating region. During 2017, the Company divested all of its properties located in the previous California and South Texas operating regions.
Holding Company Reorganization
On July 25, 2018, in accordance with Section 251(g) of the Delaware General Corporation Law, LINN Energy merged with and into Merger Sub, a newly formed Delaware limited liability company and wholly owned subsidiary of New LINN, with Merger Sub surviving the Merger. The Merger was completed pursuant to the terms of an Agreement and Plan of Merger by and among LINN Energy, New LINN and Merger Sub, dated July 25, 2018 (the “Merger Agreement”).

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Pursuant to the Merger Agreement, at the effective time of the Merger, all outstanding shares of Class A common stock of LINN Energy were automatically converted into identical shares of Class A common stock of New LINN on a one-for-one basis, and LINN Energy’s existing stockholders became stockholders of New LINN in the same amounts and percentages as they were in LINN Energy immediately prior to the Merger.
Spin-Off Transactions
In April 2018, the Company announced its intention to separate its then wholly owned subsidiary, Riviera Resources, LLC (together with its corporate successor, “Riviera”) from LINN Energy. To effect the separation, Linn Energy, Inc. and certain of its direct and indirect subsidiaries undertook an internal reorganization (including the conversion of Riviera from a limited liability company to a corporation), following which Riviera Resources, Inc. holds, directly or through its subsidiaries, substantially all of the assets of LINN Energy, other than LINN Energy’s 50% equity interest in Roan. Following the internal reorganization, Linn Energy, Inc. distributed all of the outstanding shares of common stock of Riviera to LINN Energy stockholders on a pro rata basis (the “Spin-off”). Following the Spin-off, Riviera Resources, Inc. is an independent reporting company quoted for trading on the OTC Market under the ticker “RVRA.” LINN Energy did not retain any ownership interest in Riviera and will remain a reporting company quoted for trading on the OTCQB Market under the symbol “LNGG.” The Spin-off was completed on August 7, 2018.
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
The condensed consolidated financial statements include the accounts of the Company and its pre-Spin-off subsidiaries. All significant intercompany transactions and balances have been eliminated upon consolidation. Noncontrolling interests represented ownership in the net assets of the Company’s previous consolidated subsidiary, Linn Energy Holdco LLC (“Holdco”), not attributable to LINN Energy, and were presented as a component of equity. Changes in the Company’s ownership interests in Holdco that did not result in deconsolidation were recognized in equity. Effective April 10, 2018, all outstanding Class A‑2 units in Holdco (“Holdco Class A-2 units”) were converted into Class A common stock in LINN Energy in accordance with the terms of Holdco’s Limited Liability Company Operating Agreement (the “Holdco LLC Agreement”) and the noncontrolling interest was dissolved. See Note 13 for additional information about noncontrolling interests. Investments in noncontrolled entities over which the Company exercises significant influence are accounted for under the equity method. See Note 6 for additional information about equity method investments.
The condensed consolidated financial statements for previous periods include certain reclassifications that were made to conform to current presentation. Such reclassifications have no impact on previously reported net income (loss) or stockholders equity. As a result of the adoption of ASU 2016-18 and the inclusion of restricted cash in the statements of cash flows, previously reported net cash provided by operating activities and cash provided by investing activities have been updated to conform to current presentation. See recently adopted accounting standards below for additional information.
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
In May 2014, the FASB issued an ASU that is intended to improve and converge the financial reporting requirements for revenue from contracts with customers (“ASC 606”). The Company adopted this ASU on January 1, 2018, using the modified retrospective transition method. Accordingly, the comparative information for the six months ended June 30, 2017, has not been adjusted and continues to be reported under the previous revenue standard. The adoption of this ASU impacted the Company’s gross revenues and expenses as reported on its condensed consolidated statements of operations (see below), and resulted in increased disclosures regarding the Company’s disaggregation of revenue (see Note 3).
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The items discussed above impacted the Company’s reported “oil, natural gas and natural gas liquids sales,” “marketing revenues,” “other revenues,” “transportation expenses,” “marketing expenses” and “interest expense.” The impact of adoption on the Company’s current period results is as follows:

	Three Months Ended June 30, 2018
	Under ASC 606	Under Prior Rule	Increase/ (Decrease)
	(in thousands)
Revenues:
Natural gas sales	$53,662	$53,285	$377
Oil sales	10,919	10,919	—
NGL sales	22,423	22,280	143
Total oil, natural gas and NGL sales	87,004	86,484	520
Marketing revenues	42,967	25,406	17,561
Other revenues	6,387	6,003	384
	136,358	117,893	18,465
Expenses:
Transportation expenses	21,213	20,693	520
Marketing expenses	40,327	22,766	17,561
Interest expense	584	420	164
Net income	$6,903	$6,683	$220

	Six Months Ended June 30, 2018
	Under ASC 606	Under Prior Rule	Increase/ (Decrease)
	(in thousands)
Revenues:
Natural gas sales	$116,990	$117,794	$(804)
Oil sales	56,615	56,615	—
NGL sales	50,275	50,222	53
Total oil, natural gas and NGL sales	223,880	224,631	(751)
Marketing revenues	89,234	53,521	35,713
Other revenues	12,281	11,676	605
	325,395	289,828	35,567
Expenses:
Transportation expenses	40,307	41,058	(751)
Marketing expenses	82,082	46,369	35,713
Interest expense	988	824	164
Net income	$78,001	$77,560	$441
New Accounting Standards Issued But Not Yet Adopted
In February 2016, the FASB issued an ASU that is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. This ASU is effective for fiscal years beginning after

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

December 15, 2018, and interim periods within those years (early adoption permitted). The Company is currently evaluating the impact of the adoption of this ASU on its financial statements and related disclosures. The Company expects the adoption of this ASU to impact its balance sheet resulting from an increase in both assets and liabilities related to the Company’s leasing activities.
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

	Successor
	Three Months Ended June 30,
	2018	2017
	(in thousands)

Legal and other professional advisory fees	$(1,255)	$(3,446)
Other	(4)	69
Reorganization items, net	$(1,259)	$(3,377)

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Gain on settlement of liabilities subject to compromise	$—	$—	$3,724,750
Recognition of an additional claim for the Predecessor’s second lien notes settlement	—	—	(1,000,000)
Fresh start valuation adjustments	—	—	(591,525)
Income tax benefit related to implementation of the Plan	—	—	264,889
Legal and other professional fees	(3,207)	(6,016)	(46,961)
Terminated contracts	—	—	(6,915)
Other	(3)	74	(13,049)
Reorganization items, net	$(3,210)	$(5,942)	$2,331,189
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
Note 3 – Revenues
Revenue from Contracts with Customers
The Company recognized sales of oil, natural gas and NGL when it satisfied a performance obligation by transferring control of the product to a customer, in an amount that reflected the consideration to which the Company expected to be entitled in exchange for the product.
Natural Gas and NGL Sales
The Company’s natural gas production was primarily sold under market-sensitive contracts that were typically priced at a differential to the published natural gas index price for the producing area due to the natural gas quality and the proximity to major consuming markets.
For its natural gas contracts, the Company generally recorded its wet gas sales at the wellhead or inlet of the plant as revenues net of transportation, gathering and processing expenses, and its residual natural gas and NGL sales at the tailgate of the plant on a gross basis along with the associated transportation, gathering and processing expenses. All facts and circumstances of an arrangement were considered and judgment was often required in making this determination.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Oil Sales
The Company’s oil production was primarily sold under market-sensitive contracts that were typically priced at a differential to the New York Mercantile Exchange (“NYMEX”) price or at purchaser posted prices for the producing area. For its oil contracts, the Company generally recorded its sales based on the net amount received.
Production Imbalances
The Company used the sales method to account for natural gas production imbalances. If the Company’s sales volumes for a well exceeded the Company’s proportionate share of production from the well, a liability was recognized to the extent that the Company’s share of estimated remaining recoverable reserves from the well was insufficient to satisfy this imbalance. No receivables were recorded for those wells on which the Company had taken less than its proportionate share of production.
Marketing Revenues
The Company engaged in the purchase, gathering and transportation of third-party natural gas and subsequently marketed such natural gas to independent purchasers under separate arrangements. As such, the Company separately reported third-party marketing revenues and marketing expenses.
Disaggregation of Revenue
The following tables present the Company’s disaggregated revenues by source and geographic area:

	Three Months Ended June 30, 2018
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$17,401	$238	$16,875	$34,514	$22,421	$6,303	$63,238
Mid-Continent	7,622	4,880	3,307	15,809	—	25	15,834
East Texas	12,661	1,091	1,013	14,765	467	3	15,235
Permian Basin	256	546	(488)	314	—	16	330
Rockies	2,146	1,885	1,201	5,232	—	1	5,233
North Louisiana	6,040	1,480	503	8,023	13	2	8,038
Michigan/Illinois	7,536	799	12	8,347	—	37	8,384
Chisholm Trail	—	—	—	—	20,066	—	20,066
Total	$53,662	$10,919	$22,423	$87,004	$42,967	$6,387	$136,358

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Six Months Ended June 30, 2018
	Natural Gas	Oil	NGL	Oil, Natural Gas and NGL Sales	Marketing Revenues	Other Revenues	Total
	(in thousands)

Hugoton Basin	$39,764	$2,970	$36,389	$79,123	$46,501	$12,134	$137,758
Mid-Continent	15,555	16,747	6,361	38,663	—	39	38,702
East Texas	27,437	2,431	2,319	32,187	503	8	32,698
Permian Basin	2,282	20,654	2,557	25,493	—	32	25,525
Rockies	5,526	9,255	2,559	17,340	—	(1)	17,339
North Louisiana	12,418	3,049	67	15,534	272	3	15,809
Michigan/Illinois	14,008	1,509	23	15,540	—	66	15,606
Chisholm Trail	—	—	—	—	41,958	—	41,958
Total	$116,990	$56,615	$50,275	$223,880	$89,234	$12,281	$325,395
Contract Balances
Under the Company’s product sales contracts, its customers were invoiced once the Company’s performance obligations had been satisfied, at which point payment was unconditional. Accordingly, the Company’s product sales contracts did not give rise to material contract assets or contract liabilities.
The Company had trade accounts receivable related to revenue from contracts with customers of approximately $56 million and $117 million as of June 30, 2018, and December 31, 2017, respectively.
Performance Obligations
The majority of the Company’s sales were short-term in nature with a contract term of one year or less. For those contracts, the Company utilized the practical expedient in ASC 606-10-50-14 exempting the Company from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation was part of a contract that had an original expected duration of one year or less.
For the Company’s product sales that had a contract term greater than one year, the Company utilized the practical expedient in ASC 606-10-50-14(A) which states the Company was not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration was allocated entirely to a wholly unsatisfied performance obligation. Under these sales contracts, each unit of product generally represented a separate performance obligation; therefore future volumes were wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations was not required.
Note 4 – Divestitures and Discontinued Operations
Divestitures – 2018
On April 10, 2018, the Company completed the sale of its conventional properties located in New Mexico. Cash proceeds received from the sale of these properties were approximately $15 million and the Company recognized a net gain of approximately $11 million.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

On April 4, 2018, the Company completed the sale of its interest in properties located in the Altamont Bluebell Field in Utah (the “Altamont Bluebell Assets Sale”). Cash proceeds received from the sale of these properties were approximately $132 million, net of costs to sell of approximately $2 million, and the Company recognized a net gain of approximately $83 million.
On March 29, 2018, the Company completed the sale of its interest in conventional properties located in west Texas. Cash proceeds received from the sale of these properties were approximately $107 million, net of costs to sell of approximately $2 million, and the Company recognized a net gain of approximately $55 million.
On February 28, 2018, the Company completed the sale of its Oklahoma waterflood and Texas Panhandle properties (the “Oklahoma and Texas Assets Sale”). Cash proceeds received from the sale of these properties were approximately $112 million (including a deposit of approximately $12 million received in 2017), net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $46 million.
The divestitures discussed above are not presented as discontinued operations because they do not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The gains on these divestitures are included in “(gains) losses on sale of assets and other, net” on the condensed consolidated statements of operations and were part of the upstream segment.
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
Divestitures – 2017
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The gains on these divestitures are included in “(gains) losses on sale of assets and other, net” on the condensed consolidated statements of operations.
Discontinued Operations
During 2017, the Company completed the sale of its interest in properties located in the San Joaquin Basin and the Los Angeles Basin in California. As a result of the Company’s strategic exit from California, the Company classified the results of operations and cash flows of its California properties as discontinued operations on its condensed consolidated financial statements. The California properties were included in the upstream segment.
The following tables present summarized financial results of the Company’s California properties classified as discontinued operations on the condensed consolidated statements of operations:

	Successor		Predecessor
	Three Months Ended June 30, 2017	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Revenues and other	$20,511	$27,636	$14,891
Expenses	25,935	30,344	13,758
Other income and (expenses)	(2,074)	(2,791)	(1,681)
Loss from discontinued operations before income taxes	(7,498)	(5,499)	(548)
Income tax benefit	(4,176)	(2,245)	—
Loss from discontinued operations, net of income taxes	$(3,322)	$(3,254)	$(548)
Other income and (expenses) include an allocation of interest expense for the California properties which represents interest on debt that was required to be repaid as a result of the sales.
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
(Unaudited)

Note 5 – Oil and Natural Gas Properties
Oil and Natural Gas Capitalized Costs
Aggregate capitalized costs related to oil, natural gas and NGL production activities with applicable accumulated depletion and amortization are presented below:

	June 30, 2018	December 31, 2017
	(in thousands)

Proved properties	$739,656	$904,390
Unproved properties	46,159	45,693
	785,815	950,083
Less accumulated depletion and amortization	(59,870)	(49,619)
	$725,945	$900,464

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
The Company uses the equity method of accounting for its investment in Roan. The Company’s equity earnings (losses) consists of its share of Roan’s earnings or losses and the amortization of the difference between the Company’s investment in Roan and Roan’s underlying net assets attributable to certain assets. At both June 30, 2018, and December 31, 2017, the Company owned 50% of Roan’s outstanding units.
At June 30, 2018, the carrying amount of the Company’s investment in Roan of approximately $466 million was less than the Company’s ownership interest in Roan’s underlying net assets by approximately $355 million. The difference is attributable to proved and unproved oil and natural gas properties and is amortized over the lives of the related assets. Such amortization is included in the equity earnings (losses) from the Company’s investment in Roan. At December 31, 2017, the carrying amount of the Company’s investment in Roan of approximately $458 million was less than the Company’s ownership interest in Roan’s underlying net assets by approximately $346 million.
Impairment testing on the Company’s investment in Roan is performed when events or circumstances warrant such testing and considers whether there is an inability to recover the carrying value of the investment that is other than temporary. No impairments occurred with respect to the Company’s investment in Roan for the six months ended June 30, 2018.
Following is summarized statements of operations information for Roan.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Summarized Roan Resources LLC Statements of Operations Information

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands)

Revenues and other	$44,789	$145,873
Expenses	72,754	130,663
Other income and (expenses)	(1,087)	(2,886)
Net income (loss)	$(29,052)	$12,324

Note 7 – Debt
Credit Facility
On August 4, 2017, the Company entered into a credit agreement with its then subsidiary, Linn Energy Holdco II LLC (“Holdco II”), as borrower, Royal Bank of Canada, as administrative agent, and the lenders and agents party thereto, providing for a new senior secured reserve-based revolving loan facility (the “Credit Facility”) with $500 million in borrowing commitments and an initial borrowing base of $500 million.
On April 30, 2018, the Company entered into an amendment to the Credit Facility which, among other things, modified the borrowing base and maximum borrowing commitment amount to $425 million.
As of June 30, 2018, there were no borrowings outstanding under the Credit Facility and there was approximately $378 million of available borrowing capacity (which includes a $47 million reduction for outstanding letters of credit). The maturity date is August 4, 2020. Pursuant to the Spin-off, Holdco II became a subsidiary of Riviera and as such, Riviera and its subsidiaries have assumed all obligations under the Credit Facility.
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
The following table presents derivative positions for the periods indicated as of June 30, 2018:

	July 1 – December 31, 2018	2019
Natural gas positions:
Fixed price swaps (NYMEX Henry Hub):
Hedged volume (MMMBtu)	35,144	22,265
Average price ($/MMBtu)	$3.02	$2.89
Oil positions:
Fixed price swaps (NYMEX WTI):
Hedged volume (MBbls)	276	183
Average price ($/Bbl)	$54.07	$64.00
Natural gas basis differential positions: (1)
PEPL basis swaps:
Hedged volume (MMMBtu)	7,360	14,600
Hedge differential	$(0.67)	$(0.67)
NGPL TXOK basis swaps:
Hedged volume (MMMBtu)	1,840	—
Hedge differential	$(0.19)	$—

(1)	Settled or to be settled, as applicable, on the indicated pricing index to hedge basis differential to the NYMEX Henry Hub natural gas price.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

During the six months ended June 30, 2018, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for March 2018 through December 2019, natural gas fixed price swaps for January 2019 through December 2019 and oil fixed price swaps for January 2019 through December 2019. During the four months ended June 30, 2017, the Company entered into commodity derivative contracts consisting of oil fixed price swaps for January 2018 through December 2018 and natural gas fixed price swaps for January 2018 through December 2019. The Company did not enter into any commodity derivative contracts during the two months ended February 28, 2017.
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
Balance Sheet Presentation
The Company’s commodity derivatives are presented on a net basis in “derivative instruments” on the condensed consolidated balance sheets. The following table summarizes the fair value of derivatives outstanding on a gross basis:

	June 30, 2018	December 31, 2017
	(in thousands)
Assets:
Commodity derivatives	$6,825	$22,589
Liabilities:
Commodity derivatives	$7,197	$25,443
By using derivative instruments to economically hedge exposures to changes in commodity prices, the Company exposed itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk. The Company’s counterparties are participants in the Credit Facility. The Credit Facility was secured by certain of the Company’s and its then subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company was not required to post any collateral. The Company did not receive collateral from its counterparties.
The maximum amount of loss due to credit risk that the Company would incur if its counterparties failed completely to perform according to the terms of the contracts, based on the gross fair value of financial instruments, was approximately $7 million at June 30, 2018. The Company minimized the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard, or have a guarantee from an affiliate that meets the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives were subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance was somewhat mitigated.
Gains and Losses on Derivatives
Gains and losses on derivatives were net losses of approximately $8 million and $23 million for the three months and six months ended June 30, 2018, respectively, and net gains of approximately $46 million and $34 million for the three months and four months ended June 30, 2017, respectively, and approximately $93 million for the two months ended February 28, 2017.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Gains and losses on derivatives are reported on the condensed consolidated statements of operations in “gains (losses) on oil and natural gas derivatives.”
The Company paid net cash settlements of approximately $21 million and $25 million for the three months and six months ended June 30, 2018, respectively. The Company received net cash settlements of approximately $2 million and $8 million for the three months and four months ended June 30, 2017, respectively, and paid net cash settlements of approximately $12 million for the two months ended February 28, 2017.
Note 9 – Fair Value Measurements on a Recurring Basis
The Company accounted for its commodity derivatives at fair value (see Note 8) on a recurring basis. The Company determined the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. Inputs to the pricing models included publicly available prices and forward price curves generated from a compilation of data gathered from third parties. Company management validated the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets. Assumed credit risk adjustments, based on published credit ratings and public bond yield spreads, were applied to the Company’s commodity derivatives.
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
The following presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis:

	June 30, 2018
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$6,825	$(1,637)	$5,188
Liabilities:
Commodity derivatives	$7,197	$(1,637)	$5,560

	December 31, 2017
	Level 2	Netting (1)	Total
	(in thousands)
Assets:
Commodity derivatives	$22,589	$(12,491)	$10,098
Liabilities:
Commodity derivatives	$25,443	$(12,491)	$12,952

(1)	Represents counterparty netting under agreements governing such derivatives.
Note 10 – Asset Retirement Obligations
The Company had the obligation to plug and abandon oil and natural gas wells and related equipment at the end of production operations. Estimated asset retirement costs were recognized as liabilities with an increase to the carrying amounts of the

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

related long-lived assets when the obligation is incurred. The liabilities are included in “other accrued liabilities” and “asset retirement obligations and other noncurrent liabilities” on the condensed consolidated balance sheets. Accretion expense is included in “depreciation, depletion and amortization” on the condensed consolidated statements of operations. The fair value of additions to the asset retirement obligations is estimated using valuation techniques that convert future cash flows to a single discounted amount. Significant inputs to the valuation include estimates of: (i) plug and abandon costs per well based on existing regulatory requirements; (ii) remaining life per well; (iii) future inflation factors; and (iv) a credit-adjusted risk-free interest rate. These inputs require significant judgments and estimates by the Company’s management at the time of the valuation and are the most sensitive and subject to change.
In addition, there is insufficient information to reasonably determine the timing and/or method of settlement for purposes of estimating the fair value of the asset retirement obligation of certain of the Company’s Chisholm Trail assets, which became assets of Riviera in connection with the Spin-off. In such cases, asset retirement obligation cost is considered indeterminate because there is no data or information that can be derived from past practice, industry practice, management’s experience, or the asset’s estimated economic life. Indeterminate asset retirement obligation costs associated with Chisholm Trail will be recognized in the period in which sufficient information exists to reasonably estimate potential settlement dates and methods.
The following table presents a reconciliation of the Company’s asset retirement obligations (in thousands):

Asset retirement obligations at December 31, 2017	$164,553
Liabilities added from drilling	53
Liabilities associated with assets divested	(62,195)
Current year accretion expense	4,081
Settlements	(1,859)
Revisions of estimates	2,386
Asset retirement obligations at June 30, 2018	$107,019
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
In March 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under the Predecessor’s credit facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31 million. The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order. On November 13, 2017, the Bankruptcy Court ruled that the secured lenders are not entitled to payment of post-petition default interest. That ruling was appealed by Wells Fargo and on March 29, 2018, the U.S. District Court for the Southern District of Texas affirmed the Bankruptcy Court’s ruling. On April 30, 2018, the Bankruptcy Court approved the substitution of UMB Bank, National Association (“UMB Bank”) as successor to Wells Fargo as administrative agent under the Predecessor’s credit facility. UMB Bank then immediately filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit from the decision by the U.S. District Court for the Southern District of Texas, which affirmed the decision of the Bankruptcy Court. That appeal remains pending.

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
Except for in connection with its Chapter 11 proceedings, the Company made no significant payments to settle any legal, environmental or tax proceedings during the six months ended June 30, 2018, or June 30, 2017. The Company regularly analyzes current information and accrues for probable liabilities on the disposition of certain matters as necessary. Liabilities for loss contingencies arising from claims, assessments, litigation or other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated.
Note 12 – Equity
Shares Issued and Outstanding
As of June 30, 2018, there were 78,749,510 shares of Class A common stock issued and outstanding. An additional 922,696 unvested restricted stock units were outstanding under the Company’s Omnibus Incentive Plan. Effective April 10, 2018, all outstanding Holdco Class A-2 units were converted into Class A common stock in accordance with the terms of the Holdco LLC Agreement. Pursuant to such conversion, an aggregate of 2,785,681 shares of Class A common stock were issued to the respective holders, of which 914,632 remained subject to the vesting provisions applicable to the underlying Class A-2 units as of June 30, 2018. See Note 14 for additional information related to the restricted stock units and Holdco Class A-2 units.
Share Repurchase Program
The Company’s Board of Directors previously authorized the repurchase of up to $400 million of the Company’s outstanding shares of Class A common stock. The Company discontinued the share repurchase program in July 2018.
During the six months ended June 30, 2018, the Company repurchased an aggregate of 1,557,180 shares of Class A common stock at an average price of $39.13 per share for a total cost of approximately $61 million. In June 2017, the Company repurchased 7,540 shares of Class A common stock at an average price of $30.48 per share for a total cost of approximately $230,000.
In addition, in July 2018, the Company purchased 280,289 shares of Class A common stock at an average price of $40.30 for a total cost of approximately $11 million. During 2017 and 2018, the Company purchased an aggregate of 7,527,661 shares of Class A common stock at an average price of $35.94 for a total cost of approximately $271 million under the share repurchase program.
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

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Note 13 – Noncontrolling Interests
Noncontrolling interests represented ownership in the net assets of the Company’s then consolidated subsidiary, Holdco, not attributable to LINN Energy. On the Effective Date, Holdco granted incentive interest awards to certain members of its management in the form of Class B units (see Note 14). In accordance with the terms of the Holdco LLC Agreement, on July 31, 2017, all of the Class B units were converted to Class A-2 units of Holdco. At December 31, 2017, the noncontrolling Class A-2 units represented approximately 0.88% of Holdco’s total outstanding units. Effective April 10, 2018, all outstanding Holdco Class A-2 units were converted into Class A common stock in accordance with the terms of the Holdco LLC Agreement.
Note 14 – Share-Based Compensation
A summary of share-based compensation expenses included on the condensed consolidated statements of operations is presented below:

	Three Months Ended June 30,
	2018	2017
	(in thousands)

General and administrative expenses	$58,188	$15,422
Income tax benefit	$4,315	$3,128

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands)
General and administrative expenses	$75,225	$19,599	$50,255
Income tax benefit	$6,732	$3,555	$5,170
During the six months ended June 30, 2018, the Company granted to certain employees 12,500 restricted stock units with an aggregate grant date fair value of approximately $519,000. The restricted stock units vest over three years.
As of June 30, 2018, 922,696 shares were issuable under the Omnibus Incentive Plan pursuant to outstanding restricted stock units and approximately 4.7 million additional shares were reserved for future issuance under the Plan. The Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) generally has discretion regarding the timing, size and terms of future awards; however, the Omnibus Incentive Plan requires that 1) the portion of the Share Reserve that does not constitute the Emergence Awards, plus any subsequent awards forfeited before vesting (the “Remaining Share Reserve”), will be fully granted within the 36-month period immediately following the Effective Date (with such 36-month anniversary, the “Final Allocation Date”) and 2) if a Change in Control (as defined in the Omnibus Incentive Plan) occurs before the Final Allocation Date, the entire Remaining Share Reserve will be allocated on a fully-vested basis to actively employed employees (pro-rata based upon each such employee’s relative awards) upon the consummation of the Change in Control. As of April 30, 2018, all current participants in the Omnibus Incentive Plan have agreed to waive any rights they may have to future awards under this provision in consideration for the ability to participate in the Liquidity Program described below or a similar future program. The Compensation Committee has indicated that it does not intend to grant any future awards under the Omnibus Incentive Plan.
Upon a participant’s termination of employment and/or service (as applicable), the Company has the right (but not the obligation) to repurchase all or any portion of the shares of Class A common stock acquired pursuant to an award at a price equal to the fair market value (as determined under the Omnibus Incentive Plan) of the shares of Class A common stock to be

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

repurchased, measured as of the date of the Company’s repurchase notice. During May 2018, the Company began exercising its right to repurchase vesting awards under the Omnibus Incentive Plan which modified all outstanding awards to liability classification. For the six months ended June 30, 2018, the Company has repurchased 271,314 restricted stock units for a total cost of approximately $11 million pursuant to its right to repurchase vesting awards. The Company has recognized a liability of approximately $112 million related to awards required to be liability classified, included in “share-based payment liability” on the condensed consolidated balance sheet and recorded incremental share-based compensation expense of approximately $18 million related to modifying the awards to liability classification. At June 30, 2018, all outstanding share-based payment awards are liability classified.
In April 2018, the Company entered into agreements with each of the then serving executive officers of the Company, under which the Company agreed, at the option of each officer, to repurchase certain of their vested restricted stock unit awards and outstanding Class A common stock. Pursuant to those agreements, on August 7, 2018, the Company repurchased an aggregate of 2,477,834 shares of Class A common stock for a total cost of approximately $102 million.
On August 2, 2018, the Board authorized the termination of the Linn Energy, Inc. 2017 Omnibus Incentive Plan following the settlement of all outstanding RSUs and restricted common stock. In addition, all remaining unvested restricted stock units of Linn Energy, Inc. vested upon the Spin-off, which participants have the option to require the Company to settle in cash.
In addition, in January 2018, the Compensation Committee approved a one-time liquidity program under which the Company agreed, at the option of the participant, to 1) settle all or a portion of an eligible participant’s restricted stock units vesting on or before March 1, 2018 in cash and/or 2) repurchase all or a portion of any shares of Class A common stock held by an eligible participant as a result of a prior vesting of restricted stock units, in each case at an agreed upon price (the “Liquidity Program”). For the six months ended June 30, 2018, the Company settled 1,028,875 restricted stock units in cash and repurchased 120,829 shares of Class A common stock for a total cost of approximately $45 million pursuant to the Liquidity Program.
Note 15 – Earnings Per Share/Unit
Basic earnings per share/unit is computed by dividing net earnings attributable to common stockholders/unitholders by the weighted average number of shares/units outstanding during the period. Diluted earnings per share/unit is computed by adjusting the average number of shares/units outstanding for the dilutive effect, if any, of potential common shares/units.
The following tables provide a reconciliation of the numerators and denominators of the basic and diluted per share/unit computations for net income:

	Successor
	Three Months Ended June 30, 2018
	Income	Shares	Per Share
	(in thousands, except per share data)

Basic:
Net income attributable to common stockholders	$5,104	78,718	$0.06

Effect of Dilutive Securities:
Dilutive effect of restricted stock units		559
Dilutive effect of unvested Class A-2 units of Holdco	$—	—

Diluted:
Net income attributable to common stockholders	$5,104	79,277	$0.06

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Successor
	Three Months Ended June 30, 2017
	Income	Shares	Per Share
	(in thousands, except per share data)

Basic:
Income from continuing operations	$223,379	89,849	$2.49
Loss from discontinued operations, net of income taxes	(3,322)	89,849	(0.04)
Net income attributable to common stockholders	$220,057	89,849	$2.45

Effect of Dilutive Securities:
Dilutive effect of restricted stock units	$—	635

Diluted:
Income from continuing operations	$223,379	90,484	$2.47
Loss from discontinued operations	(3,322)	90,484	(0.04)
Net income attributable to common stockholders	$220,057	90,484	$2.43

	Successor
	Six Months Ended June 30, 2018
	Income	Shares	Per Share
	(in thousands, except per share data)

Basic:
Net income attributable to common stockholders	$74,928	78,817	$0.95

Effect of Dilutive Securities:
Dilutive effect of restricted stock units	$—	947
Dilutive effect of unvested Class A-2 units of Holdco	$(1,140)	—

Diluted:
Net income attributable to common stockholders	$73,788	79,764	$0.93

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Successor
	Four Months Ended June 30, 2017
	Income	Shares	Per Share
	(in thousands, except per share data)

Basic:
Income from continuing operations	$216,055	89,849	$2.41
Loss from discontinued operations, net of income taxes	(3,254)	89,849	(0.04)
Net income attributable to common stockholders	$212,801	89,849	$2.37

Effect of Dilutive Securities:
Dilutive effect of restricted stock units	$—	216

Diluted:
Income from continuing operations	$216,055	90,065	$2.40
Loss from discontinued operations	(3,254)	90,065	(0.04)
Net income attributable to common stockholders	$212,801	90,065	$2.36

	Predecessor
	Two Months Ended February 28, 2017
	Income (Loss)	Units	Per Unit
	(in thousands, except per unit data)

Basic and Diluted:
Income from continuing operations	$2,397,609	352,792	$6.80
Loss from discontinued operations, net of income taxes	(548)	352,792	(0.01)
Net income attributable to common unitholders	$2,397,061	352,792	$6.79
The diluted earnings per share calculation excludes approximately 1,989 restricted stock units that were anti-dilutive for the six months ended June 30, 2018. No restricted stock units were anti-dilutive for the three months ended June 30, 2018. The diluted earnings per share calculation for the three months and four months ended June 30, 2017, exclude approximately 3,470,051 Class B units associated with management’s profits interests awards that were not yet considered to be dilutive as the applicable hurdle rate had not been met as of June 30, 2017. There were no potential common units outstanding during the two months ended February 28, 2017.
Note 16 – Income Taxes
Amounts recognized as income taxes are included in “income tax expense (benefit),” as well as discontinued operations, on the consolidated statements of operations. The effective income tax rates were approximately 45% and 37% for the three months and six months ended June 30, 2018, respectively, approximately 42% for both the three months and four months ended June 30, 2017, and zero for the two months ended February 28, 2017. For the six months ended June 30, 2018, the Company’s federal and state statutory rate net of the federal tax benefit was approximately 24%. The increase in the effective tax rate during 2018 is primarily due to non-deductible executive compensation.

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

	June 30, 2018	December 31, 2017
	(in thousands)

Prepaids	$14,209	$46,238
Receivable from related party	25,982	23,163
Inventories	3,981	7,667
Other	2,487	2,703
Other current assets	$46,659	$79,771
“Other accrued liabilities” reported on the condensed consolidated balance sheets include the following:

	June 30, 2018	December 31, 2017
	(in thousands)

Accrued compensation	$13,533	$29,089
Asset retirement obligations (current portion)	1,488	3,926
Deposits	3,170	15,349
Income taxes payable	23	7,496
Other	1,616	2,757
Other accrued liabilities	$19,830	$58,617
The following table provides a reconciliation of cash and cash equivalents on the condensed consolidated balance sheets to cash, cash equivalents and restricted cash on the condensed consolidated statement of cash flows:

	June 30, 2018	December 31, 2017
	(in thousands)

Cash and cash equivalents	$301,365	$464,508
Restricted cash	43,387	56,445
Cash, cash equivalents and restricted cash	$344,752	$520,953

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Supplemental disclosures to the condensed consolidated statements of cash flows are presented below:

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Cash payments for interest, net of amounts capitalized	$—	$14,436	$17,651
Cash payments for income taxes	$7,748	$215	$—
Cash payments for reorganization items, net	$2,911	$6,300	$21,571

Noncash investing activities:
Accrued capital expenditures	$21,968	$34,547	$22,191
For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents. At June 30, 2018, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $33 million that will be used to settle certain claims in accordance with the Plan (which is the remainder of approximately $80 million transferred to restricted cash in February 2017 to fund such items), approximately $3 million related to deposits and approximately $7 million for other items. At December 31, 2017, “restricted cash” on the condensed consolidated balance sheet consisted of approximately $36 million that will be used to settle certain claims in accordance with the Plan, approximately $15 million related to deposits and approximately $5 million for other items.
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
In addition, the Company’s pre-Spin-off subsidiary, Blue Mountain Midstream LLC (“Blue Mountain”), has an agreement in place with Roan for the purchase and processing of natural gas from certain of Roan’s properties. Blue Mountain became a subsidiary of Riviera on August 7, 2018 in connection with the Spin-off.
For the three months and six months ended June 30, 2018, the Company made natural gas purchases from Roan of approximately $15 million and $32 million, respectively, included in “marketing expenses” on the condensed consolidated statements of operations. In addition, for the three months and six months ended June 30, 2018, the Company recognized service fees of approximately $1 million and $5 million, respectively, under the MSA, as a reduction to general and administrative expenses. At June 30, 2018, the Company had approximately $26 million due from Roan, primarily associated with capital spending, included in “other current assets” and approximately $11 million due to Roan, associated with natural gas purchases, included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet. At December 31, 2017, the Company had approximately $23 million due from Roan, primarily associated with capital spending,

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

included in “other current assets” and approximately $18 million due to Roan, primarily associated with joint interest billings and natural gas purchases, included in “accounts payable and accrued expenses” on the condensed consolidated balance sheet.
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
Note 19 – Segments
During the second quarter of 2018, the Company had two reporting segments: Upstream and Chisholm Trail. The Upstream reporting segment was engaged in the exploration, development, production, and sale of oil, natural gas, and NGLs. The Chisholm Trail reporting segment is new for the second quarter of 2018 as a result of a change in the way our chief operating decision maker (“CODM”) assesses the Company’s results of operations following the hiring of a segment manager to lead the Chisholm Trail reporting segment and the commissioning of the cryogenic natural gas processing facility during the second quarter of 2018. The Chisholm Trail reporting segment consisted of the Chisholm Trail gas plant system, which is comprised of the newly constructed cryogenic natural gas processing facility, a refrigeration plant, and a network of gathering pipelines located in the Merge/SCOOP/STACK play. To assess the performance of the Company’s operating segments, the CODM analyzes field level cash flow. The Company defines field level cash flow as revenues less direct operating expenses. Other indirect income (expenses) include “general and administrative expenses,” “exploration costs,” “depreciation, depletion and amortization,” “gains on sale of assets and other, net,” “other income and (expenses)” and “reorganization items, net.” Prior period amounts are presented on a comparable basis. In addition, information regarding total assets by segment is not presented because it is not reviewed by the CODM.

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

The following tables present the Company’s financial information by reportable segment:

	Successor
	Three Months Ended June 30, 2018
	Upstream	Chisholm Trail	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$87,004	$—	$—	$87,004
Marketing revenues	22,901	20,066	—	42,967
Other revenues	6,387	—	—	6,387
	116,292	20,066	—	136,358
Lease operating expenses	24,088	—	—	24,088
Transportation expenses	21,213	—	—	21,213
Marketing expenses	20,244	20,083	—	40,327
Taxes other than income taxes	6,737	285	275	7,297
Total direct operating expenses	72,282	20,368	275	92,925
Field level cash flow	$44,010	$(302)	(275)	43,433
Losses on oil and natural gas derivatives			(7,525)	(7,525)
Other indirect income (expenses)			(23,283)	(23,283)
Income from continuing operations before income taxes				$12,625

	Successor
	Three Months Ended June 30, 2017
	Upstream	Chisholm Trail	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$243,167	$—	$—	$243,167
Marketing revenues	10,793	1,754	—	12,547
Other revenues	6,391	—	—	6,391
	260,351	1,754	—	262,105
Lease operating expenses	71,057	—	—	71,057
Transportation expenses	37,388	—	—	37,388
Marketing expenses	6,156	820	—	6,976
Taxes other than income taxes	17,486	116	269	17,871
Total direct operating expenses	132,087	936	269	133,292
Field level cash flow	$128,264	$818	(269)	128,813
Gains on oil and natural gas derivatives			45,714	45,714
Other indirect income (expenses)			207,622	207,622
Income from continuing operations before income taxes				$382,149

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Successor
	Six Months Ended June 30, 2018
	Upstream	Chisholm Trail	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$223,880	$—	$—	$223,880
Marketing revenues	47,276	41,958	—	89,234
Other revenues	12,281	—	—	12,281
	283,437	41,958	—	325,395
Lease operating expenses	71,972	—	—	71,972
Transportation expenses	40,307	—	—	40,307
Marketing expenses	41,380	40,702	—	82,082
Taxes other than income taxes	14,908	477	364	15,749
Total direct operating expenses	168,567	41,179	364	210,110
Field level cash flow	$114,870	$779	(364)	115,285
Losses on oil and natural gas derivatives			(22,555)	(22,555)
Other indirect income (expenses)			31,167	31,167
Income from continuing operations before income taxes				$123,897

	Successor
	Four Months Ended June 30, 2017
	Upstream	Chisholm Trail	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$323,492	$—	$—	$323,492
Marketing revenues	13,273	2,188	—	15,461
Other revenues	8,419	—	—	8,419
	345,184	2,188	—	347,372
Lease operating expenses	95,687	—	—	95,687
Transportation expenses	51,111	—	—	51,111
Marketing expenses	8,513	1,002	—	9,515
Taxes other than income taxes	24,478	155	315	24,948
Total direct operating expenses	179,789	1,157	315	181,261
Field level cash flow	$165,395	$1,031	(315)	166,111
Gains on oil and natural gas derivatives			33,755	33,755
Other indirect income (expenses)			169,644	169,644
Income from continuing operations before income taxes				$369,510

LINN ENERGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Predecessor
	Two Months Ended February 28, 2017
	Upstream	Chisholm Trail	Not Allocated to Segments	Consolidated
	(in thousands)

Oil, natural gas and natural gas liquids sales	$188,885	$—	$—	$188,885
Marketing revenues	5,999	637	—	6,636
Other revenues	9,915	—	—	9,915
	204,799	637	—	205,436
Lease operating expenses	49,665	—	—	49,665
Transportation expenses	25,972	—	—	25,972
Marketing expenses	4,602	218	—	4,820
Taxes other than income taxes	14,773	78	26	14,877
Total direct operating expenses	95,012	296	26	95,334
Field level cash flow	$109,787	$341	(26)	110,102
Gains on oil and natural gas derivatives			92,691	92,691
Other indirect income (expenses)			2,194,650	2,194,650
Income from continuing operations before income taxes				$2,397,443

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
When referring to Linn Energy, Inc. (“Successor,” “LINN Energy” or the “Company”), the intent is to refer to LINN Energy, a Delaware corporation formed in February 2017, and its then consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made. During the reporting period, Linn Energy, Inc. was a successor issuer of Linn Energy, LLC pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Linn Energy, Inc. was not a successor of Linn Energy, LLC for purposes of Delaware corporate law. When referring to the “Predecessor” in reference to the period prior to the emergence from bankruptcy, the intent is to refer to Linn Energy, LLC, the predecessor that will be dissolved following the effective date of the Plan (as defined below) and resolution of all outstanding claims, and its consolidated subsidiaries as a whole or on an individual basis, depending on the context in which the statements are made.
As discussed under Holding Company Reorganization below, subsequent to the reporting period, on July 25, 2018, the Company completed a corporate reorganization pursuant to which LINN Energy merged with and into Linn Merger Sub #1, LLC (“Merger Sub”), a newly formed Delaware limited liability company and wholly owned subsidiary of New LINN Inc., a newly formed Delaware corporation (“New LINN”), with Merger Sub surviving such merger (the “Merger”). Immediately following the Merger, New LINN changed its name to “Linn Energy, Inc.” For purposes of Rule 15d-5 under the Exchange Act, New LINN is the successor registrant to LINN Energy.
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
Executive Overview
LINN Energy was formed in February 2017, in connection with the reorganization of the Predecessor. The Predecessor was publicly traded from January 2006 to February 2017. As discussed further below and in Note 2, on May 11, 2016 (the “Petition Date”), Linn Energy, LLC, certain of its direct and indirect subsidiaries, and LinnCo (collectively, the “LINN Debtors”) and Berry (collectively with the LINN Debtors, the “Debtors”), filed voluntary petitions (“Bankruptcy Petitions”) for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). The Debtors’ Chapter 11 cases were administered jointly under the caption In re Linn Energy, LLC, et al., Case No. 16‑60040. During the pendency of the Chapter 11 proceedings, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Company emerged from bankruptcy effective February 28, 2017.
On December 3, 2016, LINN Energy filed an amended plan of reorganization that excluded Berry. As a result of its loss of control of Berry, LINN Energy concluded that it was appropriate to deconsolidate Berry effective on the aforementioned date.
Prior to the Spin-Off (as defined below), the Company’s upstream properties were located in six operating regions in the United States (“U.S.”):

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

•
Mid-Continent, which includes properties in the Northwest STACK in northwestern Oklahoma, the Arkoma STACK located in southeastern Oklahoma, and various other oil and natural gas producing properties throughout Oklahoma.

The Company’s midstream business consisted of the Chisholm Trail gas plant system (“Chisholm Trail”), which is comprised of the newly constructed cryogenic natural gas processing facility, a refrigeration plant, and a network of gathering pipelines located in the Merge/SCOOP/STACK play.
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
For the three months ended June 30, 2018, the Company’s results included the following:

•	oil, natural gas and NGL sales of approximately $87 million compared to $243 million for the three months ended June 30, 2017;

•	average daily production of approximately 312 MMcfe/d compared to 710 MMcfe/d for the three months ended June 30, 2017;

•	net income attributable to common stockholders of approximately $5 million compared to $220 million for the three months ended June 30, 2017;

•	capital expenditures of approximately $42 million compared to $96 million for the three months ended June 30, 2017; and

•	10 wells drilled (all successful) compared to 14 wells drilled (all successful) for the three months ended June 30, 2017.
For the six months ended June 30, 2018, the Company’s results included the following:

•
oil, natural gas and NGL sales of approximately $224 million compared to $323 million and $189 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively;

•	average daily production of approximately 356 MMcfe/d compared to 722 MMcfe/d and 745 MMcfe/d for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively;

•
net income attributable to common stockholders/unitholders of approximately $75 million compared to $213 million and $2.4 billion for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively;

•
net cash provided by operating activities from continuing operations of $52 million compared to approximately $70 million and $51 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively;

•	capital expenditures of approximately $109 million compared to $114 million and $46 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively; and

•	15 wells drilled (all successful) compared to 41 wells drilled (all successful) for the six months ended June 30, 2017.
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

Holding Company Reorganization
On July 25, 2018, in accordance with Section 251(g) of the Delaware General Corporation Law, LINN Energy merged with and into Merger Sub, a newly formed Delaware limited liability company and wholly owned subsidiary of New LINN, with Merger Sub surviving the Merger. The Merger was completed pursuant to the terms of an Agreement and Plan of Merger by and among LINN Energy, New LINN and Merger Sub, dated July 25, 2018 (the “Merger Agreement”).
Pursuant to the Merger Agreement, at the effective time of the Merger, all outstanding shares of Class A common stock of LINN Energy were automatically converted into identical shares of Class A common stock of New LINN on a one-for-one basis, and LINN Energy’s existing stockholders became stockholders of New LINN in the same amounts and percentages as they were in LINN Energy immediately prior to the Merger.
Spin-Off Transactions
In April 2018, the Company announced its intention to separate its then wholly owned subsidiary, Riviera Resources, LLC (together with its corporate successor, “Riviera”) from LINN Energy. To effect the separation, Linn Energy, Inc. and certain of its direct and indirect subsidiaries undertook an internal reorganization (including the conversion of Riviera from a limited liability company to a corporation), following which Riviera Resources, Inc. holds, directly or through its subsidiaries, substantially all of the assets of LINN Energy, other than LINN Energy’s 50% equity interest in Roan. Following the internal reorganization, Linn Energy, Inc. distributed all of the outstanding shares of common stock of Riviera to LINN Energy stockholders on a pro rata basis (the “Spin-off”). Following the Spin-off, Riviera Resources, Inc. is an independent reporting company quoted for trading on the OTC Market under the ticker “RVRA.” LINN Energy did not retain any ownership interest in Riviera and will remain a reporting company quoted for trading on the OTCQB Market under the symbol “LNGG.” The Spin-off was completed on August 7, 2018.
Divestitures
Below are the Company’s completed divestitures in 2018:
On April 10, 2018, the Company completed the sale of its conventional properties located in New Mexico (the “New Mexico Assets Sale”). Cash proceeds received from the sale of these properties were approximately $15 million and the Company recognized a net gain of approximately $11 million.
On April 4, 2018, the Company completed the sale of its interest in properties located in the Altamont Bluebell Field in Utah (the “Altamont Bluebell Assets Sale”). Cash proceeds received from the sale of these properties were approximately $132 million, net of costs to sell of approximately $2 million, and the Company recognized a net gain of approximately $83 million.
On March 29, 2018, the Company completed the sale of its interest in conventional properties located in west Texas (the “West Texas Assets Sale”). Cash proceeds received from the sale of these properties were approximately $107 million, net of costs to sell of approximately $2 million, and the Company recognized a net gain of approximately $55 million.
On February 28, 2018, the Company completed the sale of its Oklahoma waterflood and Texas Panhandle properties (the “Oklahoma and Texas Assets Sale”). Cash proceeds received from the sale of these properties were approximately $112 million (including a deposit of approximately $12 million received in 2017), net of costs to sell of approximately $1 million, and the Company recognized a net gain of approximately $46 million.
As a result of the Company’s strategic exit from California during 2017 (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale), the Company classified the results of operations and cash flows of its California properties as discontinued operations on its condensed consolidated financial statements.
Construction of Cryogenic Plant
In July 2017, the Company’s then subsidiary, Blue Mountain Midstream LLC (“Blue Mountain”) entered into a definitive agreement with BCCK Engineering, Inc. to construct a 225 MMcf/d cryogenic natural gas processing facility with a total capacity of 250 MMcf/d. The facility was successfully commissioned in the second quarter of 2018. Blue Mountain became a subsidiary of Riviera on August 7, 2018 in connection with the Spin-off.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Financing Activities
Share Repurchase Program
The Company’s Board of Directors previously authorized the repurchase of up to $400 million of the Company’s outstanding shares of Class A common stock. The Company discontinued the share repurchase program in July 2018.
During the six months ended June 30, 2018, the Company repurchased an aggregate of 1,557,180 shares of Class A common stock at an average price of $39.13 per share for a total cost of approximately $61 million. In July 2018, the Company purchased 280,289 shares of Class A common stock at an average price of $40.30 for a total cost of approximately $11 million. During 2017 and 2018, the Company purchased an aggregate of 7,527,661 shares of Class A common stock at an average price of $35.94 for a total cost of approximately $271 million.
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
Credit Facility
On April 30, 2018, the Company entered into an amendment to the Credit Facility which, among other things, modified the borrowing base and maximum borrowing commitment amount to $425 million. Pursuant to the Spin-off, the borrower under the Credit Facility became a subsidiary of Riviera and as such, Riviera and its subsidiaries have assumed all obligations under the Credit Facility.
Commodity Derivatives
During the six months ended June 30, 2018, the Company entered into commodity derivative contracts consisting of natural gas basis swaps for March 2018 through December 2019, natural gas fixed price swaps for January 2019 through December 2019 and oil fixed price swaps for January 2019 through December 2019. In April 2018, in connection with the closing of the Altamont Bluebell Assets Sale, the Company canceled its oil collars for 2018 and 2019. The Company paid net cash settlements of approximately $20 million for the cancellations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017

	Successor
	Three Months Ended June 30,
	2018	2017	Variance
	(in thousands)
Revenues and other:
Natural gas sales	$53,662	$110,481	$(56,819)
Oil sales	10,919	89,237	(78,318)
NGL sales	22,423	43,449	(21,026)
Total oil, natural gas and NGL sales	87,004	243,167	(156,163)
Gains (losses) on oil and natural gas derivatives	(7,525)	45,714	(53,239)
Marketing and other revenues	49,354	18,938	30,416
	128,833	307,819	(178,986)
Expenses:
Lease operating expenses	24,088	71,057	(46,969)
Transportation expenses	21,213	37,388	(16,175)
Marketing expenses	40,327	6,976	33,351
General and administrative expenses (1)	92,395	34,458	57,937
Exploration costs	53	811	(758)
Depreciation, depletion and amortization	21,980	51,987	(30,007)
Taxes, other than income taxes	7,297	17,871	(10,574)
Gains on sale of assets and other, net	(101,777)	(306,878)	205,101
	105,576	(86,330)	191,906
Other income and (expenses)	(9,373)	(8,623)	(750)
Reorganization items, net	(1,259)	(3,377)	2,118
Income from continuing operations before income taxes	12,625	382,149	(369,524)
Income tax expense	5,722	158,770	(153,048)
Income from continuing operations	6,903	223,379	(216,476)
Loss from discontinued operations, net of income taxes	—	(3,322)	3,322
Net income	6,903	220,057	(213,154)
Net income attributable to noncontrolling interests	1,799	—	1,799
Net income attributable to common stockholders	$5,104	$220,057	$(214,953)

(1)
General and administrative expenses for the three months ended June 30, 2018, and June 30, 2017, include approximately $58 million and $15 million, respectively, of share-based compensation expenses. In addition, general and administrative expenses for the three months ended June 30, 2018, and June 30, 2017, include approximately $14 million and $502,000, respectively of severance costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor
	Three Months Ended June 30,
	2018	2017	Variance
Average daily production:
Natural gas (MMcf/d)	238	432	(45)%
Oil (MBbls/d)	1.8	21.6	(92)%
NGL (MBbls/d)	10.5	24.8	(58)%
Total (MMcfe/d)	312	710	(56)%

Average daily production – Equity method investments: (1)
Total (MMcfe/d)	109	—	100%

Weighted average prices: (2)
Natural gas (Mcf)	$2.48	$2.81	(12)%
Oil (Bbl)	$66.66	$45.42	47%
NGL (Bbl)	$23.43	$19.29	21%

Average NYMEX prices:
Natural gas (MMBtu)	$2.80	$3.18	(12)%
Oil (Bbl)	$67.88	$48.28	41%

Costs per Mcfe of production:
Lease operating expenses	$0.85	$1.10	(23)%
Transportation expenses	$0.75	$0.58	29%
General and administrative expenses (3)	$3.26	$0.53	515%
Depreciation, depletion and amortization	$0.77	$0.80	(3)%
Taxes, other than income taxes	$0.26	$0.28	(8)%

Average daily production – discontinued operations:
Total (MMcfe/d)	—	29	(100)%

(1)	Represents the Company’s 50% equity interest in Roan.

(2)	Does not include the effect of gains (losses) on derivatives.

(3)
General and administrative expenses for the three months ended June 30, 2018, and June 30, 2017, include approximately $58 million and $15 million, respectively, of share-based compensation expenses. In addition, general and administrative expenses for the three months ended June 30, 2018, and June 30, 2017, include approximately $14 million and $502,000, respectively of severance costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $156 million or 64% to approximately $87 million for the three months ended June 30, 2018, from approximately $243 million for the three months ended June 30, 2017, due to lower production volumes as a result of divestitures completed in 2017 and 2018. Lower natural gas prices resulted in a decrease in revenues of approximately $7 million. Higher NGL and oil prices resulted in an increase in revenues of approximately $4 million and $3 million, respectively. In addition, revenues increased by approximately $1 million due to the impact of the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018. As of January 1, 2017, revenue was recognized net of transportation expenses if the processor was the customer and there was no redelivery of commodities to the Company. See Note 1 for additional details of the revenue accounting standard.
Average daily production volumes decreased to approximately 312 MMcfe/d for the three months ended June 30, 2018, from 710 MMcfe/d for the three months ended June 30, 2017. Lower oil, natural gas and NGL production volumes resulted in a decrease in revenues of approximately $82 million, $50 million and $25 million, respectively.
The following table sets forth average daily production by region:

	Successor
	Three Months Ended June 30,
	2018	2017	Variance
Average daily production (MMcfe/d):
Hugoton Basin	136	164	(28)	(18)%
Mid-Continent	49	126	(77)	(61)%
East Texas	51	53	(2)	(3)%
Rockies	22	244	(222)	(91)%
Michigan/Illinois	27	29	(2)	(6)%
North Louisiana	27	23	4	14%
Permian Basin	—	46	(46)	(100)%
South Texas	—	25	(25)	(100)%
	312	710	(398)	(56)%
Equity method investments	109	—	109	100%
The increase in average daily production volumes in the North Louisiana region primarily reflect increased development capital spending in the region. The decrease in average daily production volumes in the Mid-Continent region primarily reflects lower production volumes as a result of the Roan Contribution on August 31, 2017, partially offset by increased development capital spending in the region. The decreases in average daily production volumes in the Hugoton Basin, Rockies, Permian Basin and South Texas regions primarily reflect lower production volumes as a result of divestitures completed during 2017 and 2018. See Note 4 for additional information of divestitures. In addition, the decreases in average daily production volumes in these and the remaining regions reflect lower production volumes as a result of reduced development capital spending driven by continued low commodity prices. Equity method investments represents the Company’s 50% equity interest in Roan.
Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives were approximately $8 million for the three months ended June 30, 2018, compared to gains of approximately $46 million for the three months ended June 30, 2017, representing a variance of approximately $54 million. Gains and losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The Company determined the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Note 7 and Note 8 for additional details about the Company’s commodity derivatives. For information about the Company’s pre-Spin-off credit risk related to derivative contracts, see “Counterparty Credit Risk” under “Liquidity and Capital Resources” below.
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Other revenues primarily include helium sales revenue. Consolidated marketing and other revenues increased by approximately $30 million or 161% to approximately $49 million for the three months ended June 30, 2018, from approximately $19 million for the three months ended June 30, 2017. Marketing and other revenues of the upstream segment increased by approximately $12 million or 70% to approximately $29 million for the three months ended June 30, 2018, from approximately $17 million for the three months ended June 30, 2017. The increase was primarily due to higher revenues generated by the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms and the impact of the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018. As of January 1, 2018, the Company recognized revenues for commodities received as noncash consideration in exchange for services provided by its midstream operations and revenues and associated cost of product for the subsequent sale of those same commodities. This recognition resulted in an increase to revenues and expenses with no impact on net income. See Note 1 for additional details of the revenue accounting standard.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $47 million or 66% to approximately $24 million for the three months ended June 30, 2018, from approximately $71 million for the three months ended June 30, 2017. The decrease was primarily due to reduced labor costs for field operations as a result of cost savings initiatives and the divestitures completed in 2017 and 2018. Lease operating expenses per Mcfe decreased to $0.85 per Mcfe for the three months ended June 30, 2018, from $1.10 per Mcfe for the three months ended June 30, 2017.
Transportation Expenses
Transportation expenses decreased by approximately $16 million or 43% to approximately $21 million for the three months ended June 30, 2018, from approximately $37 million for the three months ended June 30, 2017. The decrease was due to reduced costs as a result of lower production volumes primarily as a result of the divestitures completed in 2017 and 2018, partially offset by the impact of the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018. As of January 1, 2018, revenue is recognized net of transportation expenses if the processor is the customer and there is no redelivery of commodities to the Company. See Note 1 for additional details of the revenue accounting standard. Transportation expenses per Mcfe increased to $0.75 per Mcfe for the three months ended June 30, 2018, from $0.58 per Mcfe for the three months ended June 30, 2017.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Consolidated marketing expenses increased by approximately $33 million to approximately $40 million for the three months ended June 30, 2018, from approximately $7 million for the three months ended June 30, 2017. Marketing expenses of the upstream segment increased by approximately $14 million to approximately $20 million for the three months ended June 30, 2018, from approximately $6 million for the three months ended June 30, 2017. The increase was primarily due to higher expenses associated with the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms and the impact of the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018. As of January 1, 2018, the Company recognized revenues for commodities received as noncash consideration in exchange for services provided by its midstream operations and revenues and associated cost of product for the subsequent sale of those same commodities. This recognition resulted in an increase to revenues and expenses with no impact on net income. See Note 1 for additional details of the revenue accounting standard.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. General and administrative expenses increased by approximately $58 million or 168% to approximately $92 million for the three months ended June 30, 2018, from approximately $34 million for the three months ended June 30, 2017. The increase was primarily due to higher share-based compensation expenses, higher severance costs, and transition service fees received from Berry in the prior year, partially offset by lower salaries and benefits related expenses. General and administrative expenses per Mcfe increased to $3.26 per Mcfe for the three months ended June 30, 2018, from $0.53 per Mcfe for the three months ended June 30, 2017.
For the professional services expenses related to the Chapter 11 proceedings, see “Reorganization Items, Net.”
Exploration Costs
Exploration costs decreased by approximately $758,000 to approximately $53,000 for the three months ended June 30, 2018, from approximately $811,000 for the three months ended June 30, 2017. The decrease was primarily due to lower seismic data expenses.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $30 million or 58% to approximately $22 million for the three months ended June 30, 2018, from approximately $52 million for the three months ended June 30, 2017. The decrease was primarily due to lower total production volumes. Depreciation, depletion and amortization per Mcfe decreased to $0.77 per Mcfe for the three months ended June 30, 2018, from $0.80 per Mcfe for the three months ended June 30, 2017.
Taxes, Other Than Income Taxes

	Successor
	Three Months Ended June 30,
	2018	2017	Variance
	(in thousands)

Severance taxes	$2,861	$10,669	$(7,808)
Ad valorem taxes	4,161	6,933	(2,772)
Other	275	269	6
	$7,297	$17,871	$(10,574)
Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2017 and 2018 and lower estimated valuations on certain of the Company’s properties.
Gains on Sale of Assets and Other, Net
During the three months ended June 30, 2018, the Company recorded the following net gains on divestitures (see Note 4):

•	Net gain of approximately $11 million on the New Mexico Assets Sale; and

•	Net gain of approximately $83 million, including costs to sell of approximately $2 million, on the Altamont Bluebell Assets Sale.
During the three months ended June 30, 2017, the Company recorded the following net gains on divestitures (see Note 4):

•	Net gain of approximately $22 million on the Salt Creek Assets Sale; and

•	Net gain of approximately $279 million, including costs to sell of approximately $6 million, on the Jonah Assets Sale.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Other Income and (Expenses)

	Successor
	Three Months Ended June 30,
	2018	2017	Variance
	(in thousands)

Interest expense, net of amounts capitalized	$(584)	$(7,551)	$6,967
Earnings (losses) from equity method investments	(9,327)	91	(9,418)
Other, net	538	(1,163)	1,701
	$(9,373)	$(8,623)	$(750)
Interest expense decreased primarily due to no outstanding debt during 2018, and lower amortization of financing fees. For the three months ended June 30, 2018, interest expense is primarily related to amortization of financing fees. See “Debt” under “Liquidity and Capital Resources” below for additional details.
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

	Successor
	Three Months Ended June 30,
	2018	2017
	(in thousands)

Legal and other professional advisory fees	$(1,255)	$(3,446)
Other	(4)	69
Reorganization items, net	$(1,259)	$(3,377)
Income Tax Expense
The Company recognized income tax expense of approximately $6 million and $159 million for the three months ended June 30, 2018, and June 30, 2017, respectively. The decrease is primarily due to a decrease in taxable earnings and a decrease in the federal statutory income tax rate.
Loss from Discontinued Operations, Net of Income Taxes
As a result of the Company’s strategic exit from California (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale), the Company has classified the results of operations of its California properties as discontinued operations. Loss from discontinued operations, net of income taxes was approximately $3 million for the three months ended June 30, 2017. See Note 4 for additional information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Net Income Attributable to Common Stockholders
Net income attributable to common stockholders decreased by approximately $215 million to approximately $5 million for the three months ended June 30, 2018, from approximately $220 million the three months ended June 30, 2017. The decrease was primarily due to lower gains on sales of assets, lower production revenue and losses compared to gains on commodity derivatives, partially offset by lower expenses during the three months ended June 30, 2018. See discussion above for explanations of variances.
Chisholm Trail Reporting Segment

	Successor
	Three Months Ended June 30,
	2018	2017	Variance
	(in thousands)

Marketing revenues	$20,066	$1,754	$18,312

Marketing expenses	20,083	820	19,263
Severance taxes and ad valorem taxes	285	116	169
Total direct operating expenses	20,368	936	19,432
Field level cash flow (1)	$(302)	$818	$(1,120)

(1)	Refer to Note 19 for a reconciliation of field level cash flow to income from continuing operations before income taxes.
Marketing Revenues
Chisholm Trail’s marketing revenue increased by approximately $18 million to approximately $20 million for the three months ended June 30, 2018, from approximately $2 million for the three months ended June 30, 2017. The increase was primarily due to the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018, and higher throughput volumes sold. As of January 1, 2018, the Company recognizes revenues for commodities received as noncash consideration in exchange for services provided by its midstream operations and revenues and associated cost of product for the subsequent sale of those same commodities. This recognition results in an increase to revenues and expenses with no impact on net income. See Note 1 for additional details of the revenue accounting standard.
Marketing Expenses
Chisholm Trail’s marketing expenses increased by approximately $19 million to approximately $20 million for the three months ended June 30, 2018, from approximately $820,000 for the three months ended June 30, 2017. The increase was primarily due to the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018, and higher throughput volumes purchased. As of January 1, 2018, the Company recognizes revenues for commodities received as noncash consideration in exchange for services provided by its midstream operations and revenues and associated cost of product for the subsequent sale of those same commodities. This recognition results in an increase to revenues and expenses with no impact on net income. See Note 1 for additional details of the revenue accounting standard.
Field Level Cash Flow
Chisholm Trail’s field level cash flow decreased by approximately $1 million to negative cash flow of approximately $302,000 for the three months ended June 30, 2018, from positive cash flow of approximately $818,000 for the three months ended June 30, 2017. The decrease was primarily due to widening pricing spreads between the Conway and Mont Belvieu market hubs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Results of Operations
The following table reflects the Company’s results of operations for each of the Successor and Predecessor periods presented:

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Revenues and other:
Natural gas sales	$116,990	$148,551	$99,561
Oil sales	56,615	119,475	58,560
NGL sales	50,275	55,466	30,764
Total oil, natural gas and NGL sales	223,880	323,492	188,885
Gains (losses) on oil and natural gas derivatives	(22,555)	33,755	92,691
Marketing and other revenues (1)	101,515	23,880	16,551
	302,840	381,127	298,127
Expenses:
Lease operating expenses	71,972	95,687	49,665
Transportation expenses	40,307	51,111	25,972
Marketing expenses	82,082	9,515	4,820
General and administrative expenses (2)	137,174	44,869	71,745
Exploration costs	1,255	866	93
Depreciation, depletion and amortization	50,445	71,901	47,155
Taxes, other than income taxes	15,749	24,948	14,877
(Gains) losses on sale of assets and other, net	(207,852)	(306,394)	829
	191,132	(7,497)	215,156
Other income and (expenses)	15,399	(13,172)	(16,717)
Reorganization items, net	(3,210)	(5,942)	2,331,189
Income from continuing operations before income taxes	123,897	369,510	2,397,443
Income tax expense (benefit)	45,896	153,455	(166)
Income from continuing operations	78,001	216,055	2,397,609
Loss from discontinued operations, net of income taxes	—	(3,254)	(548)
Net income	78,001	212,801	2,397,061
Net income attributable to noncontrolling interests	3,073	—	—
Net income attributable to common stockholders/unitholders	$74,928	$212,801	$2,397,061

(1)
Marketing and other revenues for the two months ended February 28, 2017, include approximately $6 million of management fee revenues recognized by the Company from Berry. Management fee revenues are included in “other revenues” on the condensed consolidated statement of operations.

(2)
General and administrative expenses for the six months ended June 30, 2018, the four months ended June 30, 2017, and the two months ended February 28, 2017, include approximately $75 million, $20 million and $50 million, respectively, of share-based compensation expenses. General and administrative expenses for the six months ended June 30, 2018, the four months ended June 30, 2017, and the two months ended February 28, 2017, also include approximately $18 million, $596,000 and $787,000, respectively, of severance costs. In addition, general and administrative expenses for the two months ended February 28, 2017, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from Bankruptcy as stand-alone, unaffiliated entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
Average daily production:
Natural gas (MMcf/d)	252	448	495
Oil (MBbls/d)	5.1	21.4	20.2
NGL (MBbls/d)	12.3	24.3	21.4
Total (MMcfe/d)	356	722	745

Average daily production – Equity method investments: (1)
Total (MMcfe/d)	111	—	—

Weighted average prices: (2)
Natural gas (Mcf)	$2.57	$2.72	$3.41
Oil (Bbl)	$61.07	$45.79	$49.16
NGL (Bbl)	$22.56	$18.68	$24.37

Average NYMEX prices:
Natural gas (MMBtu)	$2.90	$3.05	$3.66
Oil (Bbl)	$65.37	$48.63	$53.04

Costs per Mcfe of production:
Lease operating expenses	$1.12	$1.09	$1.13
Transportation expenses	$0.62	$0.58	$0.59
General and administrative expenses (3)	$2.13	$0.51	$1.63
Depreciation, depletion and amortization	$0.78	$0.82	$1.07
Taxes, other than income taxes	$0.24	$0.28	$0.34

Average daily production – discontinued operations:
Total (MMcfe/d)	—	29	30

(1)	Represents the Company’s 50% equity interest in Roan.

(2)	Does not include the effect of gains (losses) on derivatives.

(3)
General and administrative expenses for the six months ended June 30, 2018, the four months ended June 30, 2017, and the two months ended February 28, 2017, include approximately $75 million, $20 million and $50 million, respectively, of share-based compensation expenses. General and administrative expenses for the six months ended June 30, 2018, the four months ended June 30, 2017, and the two months ended February 28, 2017, also include approximately $18 million, $596,000 and $787,000, respectively, of severance costs. In addition, general and administrative expenses for the two months ended February 28, 2017, include expenses incurred by LINN Energy associated with the operations of Berry. On February 28, 2017, LINN Energy and Berry emerged from Bankruptcy as stand-alone, unaffiliated entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Revenues and Other
Oil, Natural Gas and NGL Sales
Oil, natural gas and NGL sales decreased by approximately $288 million or 56% to approximately $224 million for the six months ended June 30, 2018, from approximately $323 million and $189 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, due to lower production volumes as a result of divestitures completed in 2017 and 2018 partially offset by higher commodity prices. Higher oil and NGL prices resulted in an increase in revenues of approximately $13 million and $5 million, respectively. Lower natural gas prices resulted in a decrease in revenues of approximately $16 million. In addition, revenues decreased by approximately $1 million due to the impact of the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018. As of January 1, 2017, revenue was recognized net of transportation expenses if the processor was the customer and there was no redelivery of commodities to the Company. See Note 1 for additional details of the revenue accounting standard.
Average daily production volumes decreased to approximately 356 MMcfe/d for the six months ended June 30, 2018, from approximately 722 MMcfe/d and 745 MMcfe/d for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. Lower oil, natural gas and NGL production volumes resulted in a decrease in revenues of approximately $135 million, $113 million and $41 million, respectively.
The following table sets forth average daily production by region:

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
Average daily production (MMcfe/d):
Hugoton Basin	146	165	158
Mid-Continent	53	126	110
East Texas	53	53	52
Rockies	29	254	294
Michigan/Illinois	28	29	29
North Louisiana	27	24	28
Permian Basin	20	46	49
South Texas	—	25	25
	356	722	745
Equity method investments	111	—	—
The decrease in average daily production volumes in the Mid-Continent region primarily reflects lower production volumes as a result of the Roan Contribution on August 31, 2017, partially offset by increased development capital spending in the region. The decreases in average daily production volumes in the Hugoton Basin, Rockies, Permian Basin and South Texas regions primarily reflect lower production volumes as a result of divestitures completed during 2017 and 2018. See Note 4 for additional information of divestitures. In addition, the decreases in average daily production volumes in these and the remaining regions reflect lower production volumes as a result of reduced development capital spending driven by continued low commodity prices. Equity method investments represents the Company’s 50% equity interest in Roan.
Gains (Losses) on Oil and Natural Gas Derivatives
Losses on oil and natural gas derivatives were approximately $23 million for the six months ended June 30, 2018, compared to gains of approximately $34 million and $93 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively, representing a variance of approximately $150 million. Gains and losses on oil and natural gas derivatives were primarily due to changes in fair value of the derivative contracts. The fair value on unsettled derivative contracts changes as future commodity price expectations change compared to the contract prices on the derivatives. If the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

expected future commodity prices increase compared to the contract prices on the derivatives, losses are recognized; and if the expected future commodity prices decrease compared to the contract prices on the derivatives, gains are recognized.
The Company determined the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Note 8 and Note 9 for additional details about the Company’s commodity derivatives. For information about the Company’s pre-Spin-off credit risk related to derivative contracts, see “Counterparty Credit Risk” under “Liquidity and Capital Resources” below.
Marketing and Other Revenues
Marketing revenues represent third-party activities associated with company-owned gathering systems, plants and facilities. Other revenues primarily include management fee revenues recognized by the Company from Berry (in the Predecessor period) and helium sales revenue. Consolidated marketing and other revenues increased by approximately $61 million or 151% to approximately $102 million for the six months ended June 30, 2018, from approximately $24 million and $17 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. Marketing and other revenues of the upstream segment increased by approximately $22 million or 58% to approximately $60 million for the six months ended June 30, 2018, from approximately $22 million and $16 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. The increase was primarily due to higher revenues generated by the Jayhawk natural gas processing plant in Kansas, principally driven by a change in contract terms and the impact of the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018, partially offset by management fee revenues from Berry included in the Predecessor period. As of January 1, 2018, the Company recognized revenues for commodities received as noncash consideration in exchange for services provided by its midstream operations and revenues and associated cost of product for the subsequent sale of those same commodities. This recognition resulted in an increase to revenues and expenses with no impact on net income. See Note 1 for additional details of the revenue accounting standard.
Expenses
Lease Operating Expenses
Lease operating expenses include expenses such as labor, field office, vehicle, supervision, maintenance, tools and supplies, and workover expenses. Lease operating expenses decreased by approximately $74 million or 50% to approximately $72 million for the six months ended June 30, 2018, from approximately $96 million and $50 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. The decrease was primarily due to reduced labor costs for field operations as a result of cost savings initiatives and the divestitures completed in 2017 and 2018. Lease operating expenses per Mcfe were $1.12 per Mcfe for the six months ended June 30, 2018, compared to $1.09 per Mcfe and $1.13 per Mcfe for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively.
Transportation Expenses
Transportation expenses decreased by approximately $37 million or 48% to approximately $40 million for the six months ended June 30, 2018, from approximately $51 million and $26 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. The decrease was due to reduced costs as a result of lower production volumes primarily as a result of the divestitures completed in 2017 and 2018 and due to the impact of the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018. As of January 1, 2018, revenue is recognized net of transportation expenses if the processor is the customer and there is no redelivery of commodities to the Company. See Note 1 for additional details of the revenue accounting standard. Transportation expenses per Mcfe increased to $0.62 per Mcfe for the six months ended June 30, 2018, from $0.58 per Mcfe and $0.59 per Mcfe for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively.
Marketing Expenses
Marketing expenses represent third-party activities associated with company-owned gathering systems, plants and facilities. Consolidated marketing expenses increased by approximately $67 million to approximately $82 million for the six months ended June 30, 2018, from approximately $10 million and $5 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. Marketing expenses of the upstream segment increased by approximately $28 million to approximately $41 million for the six months ended June 30, 2018, from approximately $8 million and $5 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. The increase was primarily due to higher expenses associated with the Jayhawk natural gas processing plant in Kansas, principally driven by a change in

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

contract terms and the impact of the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018. As of January 1, 2018, the Company recognized revenues for commodities received as noncash consideration in exchange for services provided by its midstream operations and revenues and associated cost of product for the subsequent sale of those same commodities. This recognition resulted in an increase to revenues and expenses with no impact on net income. See Note 1 for additional details of the revenue accounting standard.
General and Administrative Expenses
General and administrative expenses are costs not directly associated with field operations and reflect the costs of employees including executive officers, related benefits, office leases and professional fees. In addition, general and administrative expenses in the Predecessor period includes costs incurred by LINN Energy associated with the operations of Berry. General and administrative expenses increased by approximately $20 million or 18% to approximately $137 million for the six months ended June 30, 2018, from approximately $45 million and $72 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. The increase was primarily due to higher severance costs, transition service fees received from Berry in the prior year and higher share-based compensation expenses, partially offset by lower salaries and benefits related expenses. General and administrative expenses per Mcfe increased to $2.13 per Mcfe for the six months ended June 30, 2018, from $0.51 per Mcfe and $1.63 per Mcfe for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively.
For professional services expenses related to the Chapter 11 proceedings, see “Reorganization Items, Net.”
Exploration Costs
Exploration costs increased by approximately $296,000 to approximately $1 million for the six months ended June 30, 2018, from approximately $866,000 and $93,000 for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. The increase was primarily due to higher seismic data expenses during the first quarter of 2018.
Depreciation, Depletion and Amortization
Depreciation, depletion and amortization decreased by approximately $69 million or 58% to approximately $50 million for the six months ended June 30, 2018, from approximately $72 million and $47 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. The decrease was primarily due to lower rates as a result of the application of fresh start accounting, as well as lower total production volumes. Depreciation, depletion and amortization per Mcfe decreased to $0.78 per Mcfe for the six months ended June 30, 2018, from $0.82 per Mcfe and $1.07 per Mcfe for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively.
Taxes, Other Than Income Taxes

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Severance taxes	$7,267	$14,532	$9,107
Ad valorem taxes	8,118	10,101	5,744
Other	364	315	26
	$15,749	$24,948	$14,877
Severance taxes, which are a function of revenues generated from production, decreased primarily due to lower production volumes. Ad valorem taxes, which are based on the value of reserves and production equipment and vary by location, decreased primarily due to divestitures completed in 2017 and 2018 and lower estimated valuations on certain of the Company’s properties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

(Gains) Losses on Sale of Assets and Other, Net
During the six months ended June 30, 2018, the Company recorded the following amounts related to divestitures (see Note 4):

•	Net gain of approximately $11 million on the New Mexico Assets Sale;

•	Net gain of approximately $83 million, including costs to sell of approximately $2 million, on the Altamont Bluebell Assets Sale;

•	Net gain of approximately $55 million, including costs to sell of approximately $2 million, on the West Texas Assets Sale; and

•	Net gain of approximately $46 million, including costs to sell of approximately $1 million, on the Oklahoma and Texas Assets Sale.
During the four months ended June 30, 2017, the Company recorded the following net gains on divestitures (see Note 4):

•	Net gain of approximately $22 million on the Salt Creek Assets Sale; and

•	Net gain of approximately $279 million, including costs to sell of approximately $6 million, on the Jonah Assets Sale.
Other Income and (Expenses)

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Interest expense, net of amounts capitalized	$(988)	$(11,751)	$(16,725)
Earnings from equity method investments	16,018	130	157
Other, net	369	(1,551)	(149)
	$15,399	$(13,172)	$(16,717)
Interest expense decreased primarily due to no outstanding debt during 2018, and lower amortization of financing fees. For the two months ended February 28, 2017, contractual interest, which was not recorded, on the Predecessor’s senior notes was approximately $37 million. For the six months ended June 30, 2018, interest expense is related primarily to amortization of financing fees. See “Debt” under “Liquidity and Capital Resources” below for additional details.
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

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Gain on settlement of liabilities subject to compromise	$—	$—	$3,724,750
Recognition of an additional claim for the Predecessor’s second lien notes settlement	—	—	(1,000,000)
Fresh start valuation adjustments	—	—	(591,525)
Income tax benefit related to implementation of the Plan	—	—	264,889
Legal and other professional fees	(3,207)	(6,016)	(46,961)
Terminated contracts	—	—	(6,915)
Other	(3)	74	(13,049)
Reorganization items, net	$(3,210)	$(5,942)	$2,331,189
Income Tax Expense (Benefit)
The Successor was formed as a C corporation. For federal and state income tax purposes (with the exception of the state of Texas), the Predecessor was a limited liability company treated as a partnership, in which income tax liabilities and/or benefits were passed through to the Predecessor’s unitholders. Limited liability companies are subject to Texas margin tax. In addition, certain of the Predecessor’s subsidiaries were C corporations subject to federal and state income taxes. The Company recognized income tax expense of approximately $46 million for the six months ended June 30, 2018, compared to income tax expense of approximately $153 million and an income tax benefit of approximately $166,000 for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. The decrease is primarily due to a decrease in taxable earnings and a decrease in the federal statutory income tax rate.
Loss from Discontinued Operations, Net of Income Taxes
As a result of the Company’s strategic exit from California (completed by the San Joaquin Basin Sale and Los Angeles Basin Sale), the Company has classified the results of operations of its California properties as discontinued operations. Loss from discontinued operations, net of income taxes was approximately $3 million and $548,000 for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. See Note 4 for additional information.
Net Income Attributable to Common Stockholders/Unitholders
Net income attributable to common stockholders/unitholders decreased by approximately $2.5 billion to approximately $75 million for the six months ended June 30, 2018, from a net income of approximately $213 million and $2.4 billion for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. The decrease was primarily due to gains included in reorganization items in the Predecessor period, lower production revenue, losses compared to gains on commodity derivatives and lower gains on sales of assets, partially offset by lower expenses. See discussion above for explanations of variances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Chisholm Trail Reporting Segment

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Marketing revenues	$41,958	$2,188	$637

Marketing expenses	40,702	1,002	218
Severance taxes and ad valorem taxes	477	155	78
Total direct operating expenses	41,179	1,157	296
Field level cash flow (1)	$779	$1,031	$341

(1)	Refer to Note 19 for a reconciliation of field level cash flow to income from continuing operations before income taxes.
Marketing Revenues
Chisholm Trail’s marketing revenue increased by approximately $39 million to approximately $42 million for the six months ended June 30, 2018, from approximately $2 million and $637,000 for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. The increase was primarily due to the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018, and higher throughput volumes sold. As of January 1, 2018, the Company recognizes revenues for commodities received as noncash consideration in exchange for services provided by its midstream operations and revenues and associated cost of product for the subsequent sale of those same commodities. This recognition results in an increase to revenues and expenses with no impact on net income.
Marketing Expenses
Chisholm Trail’s marketing expenses increased by approximately $39 million to approximately $41 million for the six months ended June 30, 2018, from approximately $1 million and $218,000 for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. The increase was primarily due to the new accounting standard related to revenues from contracts with customers, adopted on January 1, 2018, and higher throughput volumes sold. As of January 1, 2018, the Company recognizes revenues for commodities received as noncash consideration in exchange for services provided by its midstream operations and revenues and associated cost of product for the subsequent sale of those same commodities. This recognition results in an increase to revenues and expenses with no impact on net income.
Field Level Cash Flow
Chisholm Trail’s field level cash flow decreased by approximately $593,000 million to positive cash flow of approximately $779,000 for the six months ended June 30, 2018, from approximately $1 million and $341,000 for the four months ended June 30, 2017 and the two months ended February 28, 2017, respectively. The decrease was primarily due to widening pricing spreads between the Conway and Mont Belvieu market hubs.
Liquidity and Capital Resources
Since its emergence from Chapter 11 bankruptcy in February 2017, the Company’s sources of cash have primarily consisted of proceeds from its divestitures of oil and natural gas properties and net cash provided by operating activities. As a result of divesting certain oil and natural gas properties during the six months ended June 30, 2018, the Company received approximately $368 million in net cash proceeds. During 2018, the Company used its cash for repurchases of its Class A common stock and to fund capital expenditures, primarily for plant and pipeline construction. Prior to the Spin-off, a then subsidiary of the Company distributed $40 million of cash to Linn Energy, Inc. to fund its administrative activities arising subsequent to the Spin-off. In addition, Linn Energy, Inc. has entered into a transition services agreement with Riviera, pursuant to which Riviera has agreed to fund certain future obligations of Linn Energy, Inc. for a transitional period following the Spin-off, to be determined based upon certain future specified events but to end no later than December 31, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

See below for details regarding capital expenditures for the periods presented:

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Oil and natural gas	$17,231	$87,632	$39,409
Plant and pipeline	91,125	22,724	4,990
Other	598	3,919	1,243
Capital expenditures, excluding acquisitions	$108,954	$114,275	$45,642
Capital expenditures, excluding acquisitions – discontinued operations	$—	$1,790	$436
The decrease in capital expenditures was primarily due to lower oil and natural gas development activities, partially offset by higher plant and pipeline construction activities associated with Chisholm Trail. Prior to the Spin-off, the Company estimated its total capital expenditures, excluding acquisitions, would be approximately $195 million, including approximately $75 million related to its oil and natural gas capital program and approximately $120 million related to Chisholm Trail. The Company does not anticipate any additional capital expenditures will accrue following the Spin-off.
Statements of Cash Flows
The following is a comparative cash flow summary:

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Net cash:
Provided by operating activities	$51,902	$83,764	$59,476
Provided by (used in) investing activities	236,174	607,363	(58,756)
Used in financing activities	(464,277)	(719,630)	(560,932)
Net decrease in cash, cash equivalents and restricted cash	$(176,201)	$(28,503)	$(560,212)
Operating Activities
Cash provided by operating activities was approximately $52 million for the six months ended June 30, 2018, compared to approximately $84 million and $59 million for the four months ended March 31, 2017, and the two months ended February 28, 2017, respectively. The decrease was primarily due to lower production related revenues principally due to lower production volumes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

Investing Activities
The following provides a comparative summary of cash flow from investing activities:

	Successor		Predecessor
	Six Months Ended June 30, 2018	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Cash flow from investing activities:
Capital expenditures	$(133,315)	$(88,821)	$(58,006)
Proceeds from sale of properties and equipment and other	369,489	697,829	(166)
Net cash provided by (used in) investing activities – continuing operations	236,174	609,008	(58,172)
Net cash used in investing activities – discontinued operations	—	(1,645)	(584)
Net cash provided by (used in) investing activities	$236,174	$607,363	$(58,756)
The primary use of cash in investing activities is for the development of the Company’s oil and natural gas properties and construction of Chisholm Trail’s cryogenic natural gas processing facility. Capital expenditures decreased primarily due to lower oil and natural gas capital spending, partially offset by higher spending on plant and pipeline construction related to Chisholm Trail. The Company made no material acquisitions of properties during the six months ended June 30, 2018, or June 30, 2017. The Company has classified the cash flows of its California properties as discontinued operations.
Proceeds from sale of properties and equipment and other for the six months ended June 30, 2018, include cash proceeds received of approximately $109 million from the West Texas Assets Sale, approximately $101 million (excluding a deposit of approximately $12 million received in 2017) from the Oklahoma and Texas Assets Sale, approximately $134 million related to the Altamont Bluebell Assets Sale approximately $15 million related to and the New Mexico Assets Sale. Proceeds from sale of properties and equipment and other for the four months ended June 30, 2017, include approximately $76 million in net cash proceeds received from the Salt Creek Assets Sale in June 2017 and approximately $560 million in net cash proceeds received from the Jonah Assets Sale in May 2017 and deposits received of approximately $57 million associated with divestitures completed during the third quarter of 2017. See Note 4 for additional details of divestitures.
Financing Activities
Cash used in financing activities was approximately $464 million for the six months ended June 30, 2018, compared to approximately $720 million and $561 million for the four months ended June 30, 2017, and the two months ended February 28, 2017, respectively. During the six months ended June 30, 2018, the primary use of cash in financing activities was for repurchases of the Company’s Class A common stock and settlement of restricted stock units (see Note 14). During the four months ended June 30, 2017, and the two months ended February 28, 2017, the primary use of cash in financing activities was for repayments of debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

The following provides a comparative summary of proceeds from borrowings and repayments of debt:

	Successor	Predecessor
	Four Months Ended June 30, 2017	Two Months Ended February 28, 2017
(in thousands)
Proceeds from borrowings:
Successor’s previous credit facility	$160,000	$—
	$160,000	$—
Repayments of debt:
Successor’s previous credit facility	$(576,570)	$—
Successor term loan	(300,000)	—
Predecessor’s credit facility	—	(1,038,986)
	$(876,570)	$(1,038,986)
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
Debt
There were no borrowings outstanding under the Credit Facility as of June 30, 2018, or December 31, 2017. As of June 30, 2018, there was approximately $378 million of available borrowing capacity (which includes a $47 million reduction for outstanding letters of credit). Pursuant to the Spin-off, the borrower under the Credit Facility became a subsidiary of Riviera and as such, Riviera and its subsidiaries have assumed all obligations under the Credit Facility.
For additional information related to the Company’s debt, see Note 7.
Share Repurchase Program
The Company’s Board of Directors previously authorized the repurchase of up to $400 million of the Company’s outstanding shares of Class A common stock. The Company discontinued the share repurchase program in July 2018. During the six months ended June 30, 2018, the Company repurchased an aggregate of 1,557,180 shares of Class A common stock at an average price of $39.13 per share for a total cost of approximately $61 million. In June 2017, the Company repurchased 7,540 shares of Class A common stock at an average price of $30.48 per share for a total cost of approximately $230,000.
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

Counterparty Credit Risk
The Company accounted for its commodity derivatives at fair value. The Company’s counterparties were participants in the Credit Facility. The Credit Facility was secured by certain of the Company’s and its then subsidiaries’ oil, natural gas and NGL reserves and personal property; therefore, the Company was not required to post any collateral. The Company did not receive collateral from its counterparties. The Company minimized the credit risk in derivative instruments by: (i) limiting its exposure to any single counterparty; (ii) entering into derivative instruments only with counterparties that met the Company’s minimum credit quality standard, or had a guarantee from an affiliate that met the Company’s minimum credit quality standard; and (iii) monitoring the creditworthiness of the Company’s counterparties on an ongoing basis. In accordance with the Company’s standard practice, its commodity derivatives were subject to counterparty netting under agreements governing such derivatives and therefore the risk of loss due to counterparty nonperformance was somewhat mitigated.
Dividends
The Company is not currently paying a cash dividend; however, the Board of Directors periodically reviews the Company’s liquidity position to evaluate whether or not to pay a cash dividend.
Contingencies
See Part II. Item 1. “Legal Proceedings” for information regarding legal proceedings that the Company is party to and any contingencies related to these legal proceedings.
Off-Balance Sheet Arrangements
The Company historically entered into certain off-balance sheet arrangements and transactions, including operating lease arrangements and undrawn letters of credit. In addition, the Company historically entered into other contractual agreements in the normal course of business for processing and transportation as well as for other oil and natural gas activities. Other than the items discussed above, there are no other arrangements, transactions or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the Company’s liquidity or capital resource positions.
Commitments and Contractual Obligations
The Company had asset retirement obligations, capital commitments, operating leases and commodity derivative liabilities that were summarized in the table of commitments and contractual obligations in its Annual Report on Form 10‑K for the year ended December 31, 2017. During the six months ended June 30, 2018, the Company paid approximately $30 million of its capital commitments. As part of the Spin-Off, Riviera assumed substantially all of the Company’s contractual obligations reported in the Company’s Annual Report on Form 10-K.
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

Cautionary Statement Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include discussions about the Company’s:

•	equity investment in Roan;

•	ability to realize the anticipated benefits of the Spin-off;

•	the potential negative effects of the Spin-off;

•	business strategy;

•	acquisition and disposition strategy;

•	financial strategy;

•	effects of legal proceedings;

•	drilling locations;

•	oil, natural gas and NGL reserves;

•	realized oil, natural gas and NGL prices;

•	production volumes;

•	economic and competitive advantages;

•	credit and capital market conditions;

•	regulatory changes;

•	future operating results;

•	plans, objectives, expectations and intentions; and

•	taxes.
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
At June 30, 2018, the fair value of fixed price swaps was a net liability of approximately $1 million. A 10% increase in the NYMEX WTI oil and NYMEX Henry Hub natural gas prices above the June 30, 2018, prices would result in a net liability of approximately $19 million, which represents a decrease in the fair value of approximately $18 million; conversely, a 10% decrease in the NYMEX oil and Henry Hub natural gas prices below the June 30, 2018, prices would result in a net asset of approximately $17 million, which represents an increase in the fair value of approximately $18 million.
At December 31, 2017, the fair value of fixed price swaps and collars was a net liability of approximately $2 million. A 10% increase in the NYMEX WTI oil and NYMEX Henry Hub natural gas prices above the December 31, 2017, prices would result in a net liability of approximately $45 million, which represents a decrease in the fair value of approximately $43 million; conversely, a 10% decrease in the NYMEX oil and Henry Hub natural gas prices below the December 31, 2017, prices would result in a net asset of approximately $38 million, which represents an increase in the fair value of approximately $40 million.
The Company determined the fair value of its oil and natural gas derivatives utilizing pricing models that use a variety of techniques, including market quotes and pricing analysis. Inputs to the pricing models included publicly available prices and forward price curves generated from a compilation of data gathered from third parties. Company management validated the data provided by third parties by understanding the pricing models used, obtaining market values from other pricing sources, analyzing pricing data in certain situations and confirming that those instruments trade in active markets.
The prices of oil, natural gas and NGL have been extremely volatile, and the Company expects this volatility to continue. Prices for these commodities may fluctuate widely in response to relatively minor changes in the supply of and demand for such commodities, market uncertainty, including regional conditions and a variety of additional factors that are beyond its control. Actual gains or losses recognized related to the Company’s derivative contracts depend exclusively on the price of the commodities on the specified settlement dates provided by the derivative contracts. Additionally, the Company cannot be assured that its counterparties will be able to perform under its derivative contracts. If a counterparty fails to perform and the derivative arrangement is terminated, the Company’s cash flows could be impacted.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, and the Company’s Audit Committee of the Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control

Item 4.    Controls and Procedures - Continued

objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
The Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
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
There were no changes in the Company’s internal control over financial reporting during the second quarter of 2018 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In March 2017, Wells Fargo Bank, National Association (“Wells Fargo”), the administrative agent under the Predecessor’s credit facility, filed a motion in the Bankruptcy Court seeking payment of post-petition default interest of approximately $31 million. The Company has vigorously disputed that Wells Fargo is entitled to any default interest based on the plain language of the Plan and Confirmation Order. On November 13, 2017, the Bankruptcy Court ruled that the secured lenders are not entitled to payment of post-petition default interest. That ruling was appealed by Wells Fargo and on March 29, 2018, the U.S. District Court for the Southern District of Texas affirmed the Bankruptcy Court’s ruling. On April 30, 2018, the Bankruptcy Court approved the substitution of UMB Bank, National Association (“UMB Bank”) as successor to Wells Fargo as administrative agent under the Predecessor’s credit facility. UMB Bank then immediately filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit from the decision by the U.S. District Court for the Southern District of Texas, which affirmed the decision of the Bankruptcy Court. That appeal remains pending.
The Company is not currently a party to any litigation or pending claims that it believes would have a material adverse effect on its overall business, financial position, results of operations or liquidity; however, cash flow could be significantly impacted in the reporting periods in which such matters are resolved.

Item 1A.	Risk Factors
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our shares are described in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. The following risk factors update the Risk Factors included in the Annual Report. Except as set forth below, there have been no material changes to the risks described in the Annual Report on Form 10-K. This information should be considered carefully, together with other information in this report and other reports and materials we file with the United States Securities and Exchange Commission.
Our financial information after the impact of the Spin-off may not be meaningful to investors.
The historical financial data included in this Quarterly Report on Form 10‑Q is not necessarily indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had the Spin-Off been completed prior to the periods presented. For example, our historical consolidated and combined financial statements include pre-Spin-off assets that are now held by Riviera as an independent company. As a result of the Spin-off, our historical results of operations and period-to-period comparisons of those results and certain other financial data may not be meaningful or indicative of future results. The lack of comparable historical financial information may discourage investors from purchasing our common stock.
We have limited control over the operations of the Roan joint venture, which could adversely affect our business.
We have limited control over the operations of Roan. Following the Spin-off, our 50% equity interest in Roan constitutes our sole significant asset. Although we own a 50% equity interest in Roan and our manager nominees have veto rights over most actions of the Roan board of managers, we do not have sole control over its board of managers. Because of this limited control:

•	Roan may take actions contrary to our strategy or objectives;

Item 1A.    Risk Factors - Continued

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
We rely on Roan to provide us with the financial information that we use in accounting for our equity interest in Roan as well as information regarding Roan that we include in our public filings.
We account for our 50% equity interest in Roan using the equity method of accounting and, accordingly, in our financial statements we record our share of Roan’s net income or loss. Within the meaning of U.S. accounting rules, we rely on Roan to provide us with financial information prepared in accordance with generally accepted accounting principles, which we use in the application of the equity method. We also rely on Roan to provide us with certain information that we include in our public filings. In addition, we cannot change the way in which Roan reports its financial results or require Roan to change its internal controls over financial reporting. No assurance can be given that Roan will provide us with the information necessary to enable us to complete our public filings on a timely basis or at all. Furthermore, any material misstatements or omissions in the information Roan provides to us or publicly files could have a material adverse effect on our financial statements and filing status under federal securities laws.
All of Roan’s properties are located in the Merge/SCOOP/STACK play in Oklahoma, making us vulnerable to risks associated with operating in a single geographic area.
All of Roan’s properties are geographically concentrated in the Merge/SCOOP/STACK play in Oklahoma. Following the Spin-off, our 50% equity interest in Roan constitutes our sole significant asset. As a result of this concentration, we and Roan may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, processing or transportation capacity constraints, market limitations, availability of equipment and personnel, water shortages or other drought related conditions or interruption of the processing or transportation of oil, natural gas or NGLs.
We may not realize the potential benefits from the Spin-off in the near term or at all.
We anticipate strategic and financial benefits as a result of the Spin-off. However, as only a relatively short period of time has passed since the Spin-off, no assurance can be given that the market will react favorably in the long-term to the Spin-off. Given the added costs associated with the completion of the Spin-off, our failure to realize the anticipated benefits of the Spin-off in the near term or at all could adversely affect our company.
Our company has overlapping directors with Roan and overlapping directors and officers with Riviera, which may lead to conflicting interests.
As a result of the Spin-off, all of the Company’s executive officers also serve as executive officers of Riviera, and there are overlapping directors between the Company, Riviera and Roan. Our executive officers and members of the Board of Directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Riviera or Roan or any other public or private company have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when the Company, Riviera or Roan pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by an independent committee of the applicable issuer’s board of directors in accordance with its corporate governance guidelines. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each issuer.

Item 1A.    Risk Factors - Continued

From time to time, we may enter into transactions with Riviera or Roan. There can be no assurance that the terms of any such transactions will be as favorable to the Company, Riviera or Roan as would be the case where there is no overlapping officer or director.
Our inter-company agreements were negotiated prior to the Spin-Off.
We entered into a number of inter-company agreements covering matters such as tax sharing and our responsibility for certain liabilities previously undertaken by us for certain of our businesses. In addition, we have entered into a transition services agreement with Riviera, pursuant to which Riviera agreed to provide the Company with certain finance, financial reporting, information technology, investor relations, legal, payroll, tax and other services, and to fund certain future obligations of the Company for a transitional period following the Spin-off. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements after the Spin-off.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company’s Board of Directors previously authorized the repurchase of up to $400 million of the Company’s outstanding shares of Class A common stock. The Company discontinued the share repurchase program in July 2018.
The following sets forth information with respect to the Company’s repurchases of its shares of Class A common stock during the second quarter of 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(in thousands)

April 1 – 30	194,083	$38.80	194,083	$159,418
May 1 – 31	286,789	$40.70	286,789	$147,744
June 1 – 30	178,634	$38.97	178,637	$140,782
Total	659,506	$39.68	659,509

(1)
The Company’s Board of Directors previously authorized the repurchase of up to $400 million of the Company’s outstanding shares of a Class A common stock. The Company discontinued the share repurchase program in July 2018.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
Not applicable

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of Linn Energy, Inc. (incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-8 filed on February 28, 2017)
3.2	—	Certificate of Incorporation of New LINN Inc. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 26, 2018)
3.3	—	Certificate of Amendment to Certificate of Incorporation of New LINN Inc. (incorporated by reference to Exhibit 3.3 to Form 8-K filed on July 26, 2018)
3.4	—	Bylaws of Linn Energy, Inc. (incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-8 filed on February 28, 2017)
3.5*	—	Amended and Restated Bylaws of Linn Energy, Inc.
10.1*	—	Letter Agreement, dated April 18, 2018, between Mark E. Ellis and Linn Energy, Inc.
10.2*	—	Letter Agreement, dated April 18, 2018, between Thomas E. Emmons and Linn Energy, Inc.
10.3*	—	Letter Agreement, dated April 18, 2018, between Jamin B. McNeil and Linn Energy, Inc.
10.4*	—	Letter Agreement, dated April 18, 2018, between Arden L. Walker, Jr. and Linn Energy, Inc.
10.5*	—	Letter Agreement, dated April 18, 2018, between Candice J. Wells and Linn Energy, Inc.
10.6*	—	Letter Agreement, dated April 19, 2018, between David B. Rottino and Linn Energy, Inc.
10.7	—
Second Amendment, dated as of April 30, 2018, to the Credit Agreement, dated as of August 4, 2017, among Linn Energy Holdco II LLC, as borrower, Linn Energy Holdco LLC, as parent, Linn Energy, Inc. as holdings, Royal Bank of Canada, as administrative agent, Citibank, N.A., as syndication agent, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and PNC Bank National Association, as co-documentation agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 27, 2018)

31.1*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	—	Section 1350 Certification of Chief Executive Officer
32.2*	—	Section 1350 Certification of Chief Financial Officer
101.INS*	—	XBRL Instance Document
101.SCH*	—	XBRL Taxonomy Extension Schema Document
101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINN ENERGY, INC.
(Registrant)

Date: August 8, 2018	/s/ Darren R. Schluter
Darren R. Schluter
Executive Vice President, Finance, Administration and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)