Form 10-K/A
period 2018-12-31
ROAN RESOURCES, INC.
filed 2019-04-30
CIK 1326428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)

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
As of April 29, 2019, there were 152,539,532 shares of Class A common stock, par value $0.001 per share, outstanding.
Documents Incorporated by Reference:
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended December 31, 2018 filed by Roan Resources, Inc. with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “2018 Form 10-K”). This Form 10-K/A is being filed to include certain information that was previously omitted from Part III of the 2018 Form 10-K because the Company no longer intends to file a definitive proxy statement for an annual meeting of stockholders within 120 days after the end of its fiscal year ended December 31, 2018. In particular, this Form 10-K/A amends the cover page and amends and restates Item 9B of Part II and Items 10 through 14 of Part III. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, as well as the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, have been omitted.
Except as otherwise expressly noted above, this Form 10-K/A does not amend any other information set forth in the 2018 Form 10-K. This Form 10-K/A continues to speak as of the date of the 2018 Form 10-K and, except where expressly noted, we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the 2018 Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2018 Form 10-K and our other filings with the SEC.
Unless the context requires otherwise, all references to “Roan”, the “Company”, “we”, “us” or “our” mean Roan Resources, Inc., a Delaware corporation.

ROAN RESOURCES, INC.
FORM 10K/A
TABLE OF CONTENTS

COMPANY BACKGROUND
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
Commonly Used Defined Terms
As used in this Form 10-K/A, unless the context indicates or otherwise requires, the terms listed below have the following meanings:

•	Roan Inc. or the Company. Refers to Roan Resources, Inc.

•	Roan LLC. Refers to Roan Resources LLC, our predecessor.

•	Citizen. Refers to Citizen Energy II, LLC, the predecessor of Roan LLC for financial reporting purposes and a party to the Reorganization.

•	Old Linn or Linn. Refers to Linn Energy, Inc. prior to the Riviera Separation and a party to the Contribution and Reorganization.

•	New Linn. Refers to New LINN Inc. (subsequently renamed Linn Energy, Inc.).

•	Contribution. Refers to the contribution agreement completed by Roan LLC, Old Linn and Citizen in August 2017 to contribute certain oil and natural gas assets to Roan LLC.

•	Roan Holdings. Refers to Roan Holdings, LLC.

•
Reorganization. Refers to the reorganization transactions contemplated by the master reorganization agreement, dated September 17, 2018, by and among Linn Energy, Inc., Roan Holdings, LLC, and Roan Resources LLC, pursuant to which New Linn’s and Roan Holdings’ respective 50% equity interest in Roan LLC were moved under Roan Inc.

•	Riviera. Refers to Riviera Resources, Inc.

•
Riviera Separation. Refers to the reorganization transactions pursuant to which Old Linn contributed certain of its assets to Riviera except for its 50% equity interest in Roan LLC, as further described in Reorganization.

•	Merge. Refers to the play located in Canadian, Grady and McClain counties in the Anadarko Basin of Oklahoma.

PART II

ITEM 9B.    OTHER INFORMATION
Maranto Separation Agreement
Tony C. Maranto resigned as Chairman, President and Chief Executive Officer on April 12, 2019. In connection with Mr. Maranto’s resignation, we entered into a Separation Agreement and General Release of Claims on April 26, 2019 (the “Maranto Separation Agreement”), as described below in “Item 11. Executive Compensation-Executive Compensation-Actions Taken Following Fiscal Year End-Separation Agreement with Mr. Maranto” and “Item 11. Executive Compensation-Potential Payments Upon Termination or Change in Control-Maranto Separation Agreement,” which descriptions are incorporated herein by reference. The descriptions incorporated herein by references are not complete and are qualified in their entirety by reference to the full text of the Maranto Separation Agreement, which is attached as Exhibit 10.27 to this Annual Report on Form 10-K and are incorporated into this Item 9B by reference.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS
The Company’s Board of Directors (the “Board” or “Board of Directors”) and the executive officers of the Company are:

Name	Age	Position
Joseph A. Mills	59	Executive Chairman
Joel L. Pettit	63	Executive Vice President - Operations and Marketing
Greg T. Condray	50	Executive Vice President - Geoscience and Business Development
David M. Edwards	37	Chief Financial Officer
Amber N. Bonney	45	Vice President and Chief Accounting Officer
David C. Treadwell	42	Vice President, General Counsel and Corporate Secretary
Matthew Bonanno	40	Director
Evan Lederman	39	Director
John V. Lovoi	58	Director
Paul B. Loyd, Jr	72	Director
Michael P. Raleigh	62	Director
Andrew Taylor	41	Director
Anthony Tripodo	66	Director
Set forth below is biographical information about each of the Company’s executive officers and directors.
Joseph A. Mills has served on our Board of Directors since November 2018. Mr. Mills was appointed as Executive Chairman and will serve as the principal executive officer, in each case, on an interim basis until his respective successor is appointed. Mr. Mills currently serves as the President and Chief Executive Officer of Samson Resources II, LLC, a privately held exploration and production company with assets located in the Powder River Basin and Green River Basin of Wyoming, a position he has held since February 2017. Prior to joining Samson Resources II, LLC, Mr. Mills served as a director of CUI Global, Inc. (NASDAQ: CUI) from August 2015 to October 2016 and served as Chairman and Chief Executive Officer of Eagle Rock Energy G&P, LLC, the general partner of the general partner of Eagle Rock Energy Partners, L.P. (NASDAQ: EROC), from May 2007 until it merged with Vanguard Natural Resources, LP (NASDAQ: VNR) in October 2015. Mr. Mills also served as Chief Executive Officer and as a manager of Montierra Management LLC (“Montierra”), which is the general partner of Montierra Minerals & Production, LP, from 2006 to October 2016. From 2003 to 2006, Mr. Mills was the Senior Vice President of Operations for Black Stone Minerals Company, LP, a privately held company. From 2001 to 2003, Mr. Mills was a Senior Vice President of El Paso Production Company, and from 1999 to 2001, Mr. Mills was a Vice President of El Paso Production Company, a wholly owned subsidiary of El Paso Corporation. Prior to joining El Paso, Mr. Mills held various executive and senior-level management positions with Sonat Exploration Company, a wholly owned subsidiary of Sonat, Inc. Mr. Mills holds a Bachelor of Business Administration degree in Petroleum Land Management from the University of Texas, Austin and a Master of Business Administration degree in Finance from the University of Houston. Pursuant to the Stockholders’ Agreement (as hereinafter defined), Mr. Mills was designated to the Board of Directors by Roan Holdings LLC, a party to the Stockholders’ Agreement and significant stockholder of Roan (“Roan Holdings”).
The Board of Directors believes that Mr. Mills’ background in the energy industry and experience serving on the board of directors of other energy companies bring valuable leadership and insight to the Board of Directors and the Company.
Joel L. Pettit has served as our Executive Vice President - Operations and Marketing since September 2018 and as the Executive Vice President - Operations and Marketing of Roan LLC since November 2017. Prior to that, Mr. Pettit served as an executive consultant from May 2016 to October 2017, and as the Division Operations Manager of both the Mid-Continent Division and the Permian Division of EOG Resources, Inc. from 2006 to April 2017. Mr. Pettit has more than 35 years of experience in the oil and gas industry, 22 of which were spent at Pennzoil where he served in a variety of technical roles, including Operations Engineer and Manager. Mr. Pettit graduated from Mississippi State University where he earned a Bachelor of Science degree in Petroleum Engineering.
Greg T. Condray has served as our Executive Vice President - Geoscience and Business Development since September 2018 and as Executive Vice President - Geoscience and Business Development of Roan LLC since November 2017. Mr. Condray has 22 years of experience in the oil and gas industry, having previously worked as Division Exploration Manager in the Mid-Continent Division for EOG Resources, Inc. from October 2013 to April 2017, where he was instrumental in assembling its position in the Merge area of Oklahoma. From September 2006 to October 2013 he worked at Chesapeake Energy Corporation, where he was responsible for the exploration of their Eagleford shale play and the development of their Haynesville and Powder River Basin assets, and from May 2017 until he joined us, he had been evaluating potential opportunities. Mr. Condray graduated from the University of Alabama where he earned a Master of Science and Bachelor of Science degree in Geology.
David M. Edwards has served as our Chief Financial Officer since September 2018 and as Chief Financial Officer of Roan LLC since June 2018. Prior to joining us, Mr. Edwards served as Senior Vice President and Chief Financial Officer of Tapstone Energy Inc. and its affiliates from October 2014 to June 2018. Mr. Edwards also served as Senior Vice President of Finance of Tapstone Energy, LLC from April 2014 to October 2014. Prior to joining Tapstone Energy, LLC, Mr. Edwards held various roles in the Finance department of SandRidge Energy, Inc. from October 2010 to February 2014. From 2007 until 2010, Mr. Edward worked in Equity Research at UBS Investment Bank, covering publicly traded companies in the Energy sector. Mr. Edwards holds a Bachelor of Science degree in Applied Mathematics from Brown University.
Amber N. Bonney has served as our Chief Accounting Officer since September 2018 and as Vice President since February 2019 and as the Chief Accounting Officer of Roan LLC since January 2018. Prior to joining us, Ms. Bonney served as the Controller for Permian Resources, LLC, an Oklahoma City-based private company focused on the acquisition and development of unconventional oil and natural gas resources in the Permian Basin, from November 2015 to December 2017. Prior to her employment with Permian Resources, LLC, Ms. Bonney served as the Vice President of Accounting from February 2015 to November 2015 and the Director of Financial Reporting from May 2014 to February 2015 at New Source Energy Partners, LP. New Source Energy Partners, LP filed for liquidation under Chapter 7 of the United States Bankruptcy Code in March 2016. Prior to that, Ms. Bonney served in various capacities, including as controller, at SandRidge Energy, Inc. from March 2008 until May 2014. Ms. Bonney also worked in the internal audit group at Devon Energy Corporation and was a manager at PricewaterhouseCoopers LLP prior to her time at SandRidge Energy, Inc. Ms. Bonney received her Bachelor of Business Administration degree in Accounting and Finance from the University of Oklahoma. Ms. Bonney is also a Certified Public Accountant.
David C. Treadwell has served as our General Counsel and Corporate Secretary since September 2018 and as Vice President since February 2019. Mr. Treadwell previously served as a consultant to Patterson-UTI Energy Inc. from May 2017 to November 2017, where he provided legal and managerial assistance during the merger transition after Patterson-UTI acquired Seventy Seven Energy Inc. Prior to that, he served as Senior Vice President, General Counsel and Secretary of Seventy Seven Energy Inc. upon consummation of its spin-off from Chesapeake Energy Corporation in June 2014. From June 2011 to June 2014, Mr. Treadwell served as Lead Counsel and then as Vice President - Legal and Chief Counsel at Chesapeake Energy Corporation. Mr. Treadwell also served as General Counsel of Bronco Drilling Company, Inc. from July 2007 until it was acquired by Chesapeake Energy Corporation in June 2011. Prior to joining the Company, Mr. Treadwell was evaluating potential opportunities from November 2017 until August 2018. Mr. Treadwell holds a Juris Doctorate, with highest honors, from the University of Oklahoma College of Law and a Bachelor of Science degree in Finance from the University of Illinois at Urbana-Champaign.
Matthew Bonanno has served on our Board of Directors since September 2018. Mr. Bonanno joined York Capital Management L.P. (“York”) in July 2010 and is a Partner of the firm. Mr. Bonanno joined York from the Blackstone Group, where he worked as an associate focusing on restructuring, recapitalization and reorganization transactions. Prior to joining the Blackstone Group, Mr. Bonanno worked on financing and strategic transactions at News Corporation and as an investment banker at JP Morgan and

Goldman Sachs. In addition to Roan, Mr. Bonanno, in his capacity as a York employee, is currently a member of the boards of Riviera Resources, Inc. (“Riviera”), Rever Offshore AS, Samson Resources II, LLC, all entities incorporated pursuant to York’s partnership with Costamare Inc., NextDecade Corp. and Vantage Drilling Co. Prior to the Reorganization (as hereinafter defined), Mr. Bonanno was a member of the boards of Roan LLC and Linn Energy, Inc. (“New Linn”). He is also a member of the board of directors of the Children’s Scholarship Fund. Mr. Bonanno received a Bachelor degree in History from Georgetown University and a Master of Business Administration degree in finance from The Wharton School of the University of Pennsylvania.
The Board of Directors believes Mr. Bonanno’s extensive investment and restructuring experience in the energy industry brings valuable strategic and analytical skills to our Board of Directors.
Evan Lederman has served on our Board of Directors since September 2018. Mr. Lederman is a Managing Director, Co-Head of Restructuring and Partner on the Investment Team at Fir Tree Partners (“Fir Tree”). Mr. Lederman focuses on the funds’ distressed credit and special situation investment strategies, including co-managing its energy restructuring initiatives. Prior to joining Fir Tree Partners in 2011, Mr. Lederman worked in the Business Finance and Restructuring groups at Weil, Gotshal & Manges LLP and Cravath, Swaine & Moore LLP. In addition to Roan, Mr. Lederman, in his capacity as a Fir Tree Partners employee, is currently a member of the boards of Riviera, Ultra Petroleum Corp. (Chairman), Amplify Energy Corp., New Emerald Energy LLC, and Deer Finance, LLC. Prior to the Reorganization, Mr. Lederman was a member of the boards of Roan LLC and New Linn. Mr. Lederman received a Juris Doctorate degree with honors from New York University School of Law and a Bachelor of Arts, magna cum laude, from New York University.
The Board of Directors believes Mr. Lederman’s considerable experience as a member of the boards of directors of exploration and production companies, as well as his extensive investment and restructuring experience in the energy industry, his brings valuable strategic and analytical skills to our board of directors.
John V. Lovoi has served on our Board of Directors since September 2018. Mr. Lovoi is the founder of JVL Advisors, LLC, (“JVL”) a Houston based asset manager specializing in upstream oil and gas investments, and has served as the managing partner since it was founded in 2003. Mr. Lovoi is sole member of, and exercises investment management control over, JVL, an entity that may be deemed to beneficially own all securities held by Roan Holdings through its indirect majority ownership interest in Roan Holdings and its contractual right to nominate a majority of Roan Holdings’ board of managers, which exercises voting and dispositive power over all securities held by Roan Holdings. Mr. Lovoi has approximately 30 years of experience in oil and gas research, investment banking and investments. Prior to forming JVL in 2003, he was the head of Morgan Stanley’s oil and gas investment banking practice. Prior to this role, he served as the head of Morgan Stanley’s oil and gas equity research practice. Mr. Lovoi currently serves as Chairman of the board of directors for Dril-Quip, Inc, a leading provider of highly engineered offshore drilling products and services, and as Chairman of the board of directors for Epsilon Energy Ltd., an integrated upstream and midstream company in the Marcellus Shale. Mr. Lovoi is also a director of Helix Energy Solutions Group Inc. (“Helix”), a leading global provider of well intervention equipment and services to the global offshore oil and gas industry and Mr. Lovoi served as an independent director of Jones Energy, Inc., an oil and gas company, from February 2018 until September 2018. Prior to the Reorganization, Mr. Lovoi was a member of the board of Roan LLC. Mr. Lovoi received a Bachelor of Science degree in Chemical Engineering from Texas A&M University and received his Master of Business Administration with an emphasis on finance and accounting from the University of Texas at Austin.
The Board of Directors believes that Mr. Lovoi’s background in investment banking, as well as his in-depth knowledge of the oil and gas industry generally, qualifies him to serve as a member of our Board of Directors.
Paul B. Loyd, Jr. has served on our Board of Directors since September 2018. Mr. Loyd served as chairman and chief executive officer of R&B Falcon Corporation, a diversified drilling company, until 2001 when it merged with Transocean Sedco Forex. Prior to his tenure at R&B Falcon Corporation, Mr. Loyd accumulated more than 30 years of experience in the energy and energy services industry. He began his career in 1969 with Reading & Bates Offshore Drilling Company, holding various positions both in the United States and overseas, primarily West Africa, the Middle East and the Far East. He also served with Houston Offshore International, Inc. a domestic offshore drilling company, as Chief Financial Officer, Atwood Oceanics, Inc, an international drilling contractor, as Assistant to the President, Griffin-Alexander, Inc., a domestic drilling contractor, as President, and Chiles-Alexander, Inc., as Chief Executive Officer. Mr. Loyd also founded Carrizo Oil & Gas, Inc. In addition to the drilling industry, Mr. Loyd served as a consultant to the Central Planning Organization of the Government of Saudi Arabia and assisted in writing the Five Year Plan for 1975 - 1980. Mr. Loyd served as an independent director of Jones Energy, Inc. from February 2018 until September 2018 and prior to the Reorganization, served on the board of Roan LLC. Mr. Loyd serves on the board of Roan Holdings, a significant stockholder of the Company. Mr. Loyd graduated from Southern Methodist University with a Bachelor of Business Administration in Economics. Cox School of Business honored Mr. Loyd in 2001 with its Distinguished Alumni Award and in 2012 Paul was named an SMU Distinguished Alumni. He received his Master of Business Administration degree from the Harvard Graduate School of Business.

The Board of Directors believes Mr. Loyd’s significant experience, both in the energy industry broadly and in the Company’s specific areas of operation, qualifies him to serve as a member of our Board of Directors.
Michael P. Raleigh has served on our Board of Directors since September 2018. Mr. Raleigh has served as chief executive officer and a director for Epsilon Energy Ltd. since July 2013. Before becoming chief executive officer at Epsilon Energy Ltd., he acted in various positions in the global oil and gas business for 35 years, primarily holding positions in the areas of reservoir development strategy, property valuations, completions and production. He has also been managing investments with Domain Energy Advisors since January 2005. Prior to the Reorganization, Mr. Raleigh was a member of the board of Roan LLC. Mr. Raleigh serves on the board of Roan Holdings, a significant stockholder of the Company. Mr. Raleigh received a Bachelor of Science degree in Chemical Engineering from Queens University in Canada and received his Master of Business Administration degree from the University of Colorado.
The Board of Directors believes that Mr. Raleigh is qualified to serve as a member of our Board of Directors as a result of his background in engineering, including reserve, acquisitions and valuation engineering, and his experience in the development and appraisal of oil and gas fields.
Andrew Taylor has served on our Board of Directors since September 2018. Mr. Taylor is a member of the investment team of Elliott Management Corporation (“Elliott”), a New York-based trading firm, where he is responsible for various corporate investments. Prior to joining Elliott in August 2015, Mr. Taylor was a member of the investment team of BlackRock’s Distressed Products Group from April 2009 to August 2015 and prior to that held similar positions at R3 Capital Partners and the Global Principal Strategies team at Lehman Brothers. In addition to Roan, Mr. Taylor, in his capacity as an Elliott employee, is currently a member of the boards of Riviera and Birch Permian Holdings Inc. Prior to the Reorganization, Mr. Taylor was a member of the boards of Roan LLC and New Linn. Mr. Taylor earned a Bachelor of Science degree in Mechanical Engineering from Rose-Hulman Institute of Technology and a Master of Business Administration, with honors, from the University of Chicago Booth School of Business.
The Board of Directors believes Mr. Taylor’s considerable experience in the investment advisory industry brings substantial investment management skills to the Board of Directors.
Anthony Tripodo has served on our Board of Directors since September 2018. Mr. Tripodo has also served as Managing Director of Arch Creek Advisors LLC, a financial advisory firm, since January 2018. Prior to his time at Arch Creek Advisors LLC, Mr. Tripodo served as Executive Vice President and Senior Advisor of Helix, a provider of well intervention and robotics services for the offshore oil and gas and renewable energy industries, from June 2017 to December 2017 and previously served as Executive Vice President and Chief Financial Officer from June 2008 to June 2017. Beginning in 2003, Mr. Tripodo served in a number of other roles at Helix, including director and Chairman of the Audit Committee. Prior to joining Helix in 2003, Mr. Tripodo served in various executive and financial leadership roles with Baker Hughes, Veritas DGC Inc., Tesco Corporation and as a board member of various other energy companies. He has over 35 years of experience in the global energy industry. Mr. Tripodo also served as a manager during his tenure at the accounting firm of Price Waterhouse & Co., which spanned from 1974 to 1980. Mr. Tripodo holds a Bachelor of Arts degree in Business from St. Thomas University. Pursuant to the Stockholders’ Agreement, Mr. Tripodo was designated to our Board of Directors by Roan Holdings.
The Board of Directors believes that Mr. Tripodo’s significant energy industry experience, financial expertise and corporate governance experience make him well suited to serve as a member of our Board of Directors.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires executive officers, directors and persons who own more than 10% of our Class A common stock to file initial reports of ownership and changes in ownership with the SEC and the New York Stock Exchange (the “NYSE”). Such persons are also required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such reports received by us and representations from certain reporting persons, we believe that, during 2018, all of our executive officers, directors and beneficial owners of more than 10% of our Class A common stock complied with all Section 16(a) filing requirements applicable to them.
The Board and Its Committees

Board of Directors

Our board of directors currently consists of eight members. Our Class A common stock is traded on the NYSE. Each of Messrs. Tripodo, Bonanno, Lederman, Taylor, Lovoi, Loyd and Raleigh are independent under the independence standards of the NYSE.

Mr. Mills does not meet the independence standards of the NYSE because of his interim role as Executive Chairman and principal executive officer of the Company.

In evaluating director candidates, we have and will continue to assess whether a candidate possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance the board of directors’ ability to manage and direct our affairs and business, including, when applicable, to enhance the ability of the committees of the board of directors to fulfill their duties. Our directors hold office until the earlier of their death, resignation, retirement, disqualification or removal or until their successors have been duly elected and qualified.
The Board of Directors is currently comprised of eight members. The eight members are divided into two classes with Mr. Mills serving a term ending on the date of the 2019 annual meeting of stockholders, and each of Messrs. Bonanno, Lederman, Lovoi, Loyd, Raleigh, Taylor and Tripodo serving a term ending on the annual meeting of stockholders in 2020. Following the annual meeting of stockholders in 2020, the Board of Directors will cease to be classified and nominations for director shall be made by the Board of Directors upon the advice of the Company’s Nominating and Governance Committee.
Meetings of the Board of Directors

Our board of directors will hold regular and special meetings from time to time as necessary. Regular meetings may be held without notice on dates set by the board of directors. Special meetings of the board of directors may be called with 24 hours’ notice to each member (unless waived) upon request of the Chairman of the board of directors, the Chief Executive Officer or any two members of the board of directors. A quorum for a regular or special meeting will exist when a majority of the members are participating in the meeting either in person or by conference telephone. Any action required or permitted to be taken at a meeting of the board of directors may be taken without a meeting, without prior notice and without a vote if all of the members sign a written consent authorizing the action.

Audit Committee

We have an audit committee consisting of Messrs. Tripodo and Bonanno, with Mr. Tripodo as the Audit Committee’s Chairman and “audit committee financial expert,” as defined by the SEC (the “Audit Committee”). The Audit Committee operates under a written charter as adopted on September 24, 2018. A copy of the charter is available on our website at https://ir.roanresources.com/governance/governance-documents/default.aspx. Our Board of Directors has affirmatively determined that each member of our Audit Committee meets the definition of “independent director” under the NYSE listing standards and the independence requirements of Rule 10A-3 under the Exchange Act, and that each member of our Audit Committee is financially literate. On April 15, 2019, Mr. Mills was appointed as the Executive Chairman and began to serve the role of the principal executive officer, in each case, on an interim basis until a successor is appointed. In connection with this appointment, Mr. Mills stepped down from the Audit Committee. We intend to add a third independent board member to the Audit Committee prior to November 2019.
This committee oversees, reviews, acts on and reports on various auditing and accounting matters to our Board of Directors, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the Audit Committee oversees our compliance programs relating to legal and regulatory requirements.
Compensation Committee
We have a compensation committee consisting of Messrs. Lovoi, Lederman and Taylor, with Mr. Taylor as the compensation committee’s Chairman (the “Compensation Committee”). The Compensation Committee operates under a written charter as adopted on September 24, 2018, as amended on November 5, 2018. A copy of the charter is available on our website at https://ir.roanresources.com/governance/governance-documents/default.aspx. Our board has affirmatively determined that each of Messrs. Lovoi, Lederman and Taylor meets the definition of “independent director” under the NYSE listing standards and the independence requirements of Rule 10C under the Exchange Act, and the Company’s corporate governance guidelines. This committee establishes salaries, incentives and other forms of compensation for officers and other employees. The Compensation Committee also administers our incentive compensation and benefit plans.
Nominating and Corporate Governance Committee
We have a Nominating and Governance Committee consisting of Messrs. Lederman, Loyd, Raleigh and Tripodo, with Mr. Loyd as the Nominating and Governance Committee’s Chairman. The Nominating and Governance Committee operates under a written charter adopted by the Board of Directors as of September 24, 2018. A copy of the charter is available on our website at https://ir.roanresources.com/governance/governance-documents/default.aspx. Our Board of Directors has affirmatively determined that each of Messrs. Lederman, Loyd, Raleigh and Tripodo meets the definition of “independent director” under the NYSE listing standards and the rules of the SEC.
This committee identifies, evaluates and recommends qualified nominees to serve on our Board of Directors, develop and oversee our internal corporate governance processes and maintain a management succession plan. The Nominating and Governance Committee will consider suggestions from any source, particularly from stockholders, regarding possible candidates for director.
Board Leadership
The Board of Directors determined that Mr. Mills should serve as the Executive Chairman of the Board of Directors until his respective successor is appointed. Additionally, the Board of Directors determined that Mr. Tripodo should serve as the lead independent director of the Board of Directors.
Communications with the Board of Directors

Stockholders or other interested parties can contact any director, any committee of the Board or our non-management directors as a group, by writing to them c/o General Counsel, Roan Resources, Inc., 14701 Hertz Quail Springs Pkwy, Oklahoma City, Oklahoma 73134. All such communications will be forwarded to the appropriate member(s) of the Board. Comments or complaints relating to the Company’s accounting, internal accounting controls or auditing matters will also be referred to members of the Audit Committee.
CORPORATE GOVERNANCE
Corporate Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics, which sets forth legal and ethical standards of conduct for all our employees, as well as our directors. We also have adopted a separate code of ethics which applies to our Chief Executive Officer and Senior Financial Officers. All of these documents are available on our website, www.roanresources.com, and will be provided free of charge to any shareholder requesting a copy by writing to our Investor Relations Contact, Roan Resources, Inc., 14701 Hertz Quail Springs Pkwy, Oklahoma City, Oklahoma 73134. If any substantive amendments are made to the Code of Ethics for our Chief Executive Officer and Senior Financial Officers or if we grant any waiver, including any implicit waiver, from a provision of such code, we will disclose the nature of such amendment or waiver within four business days on our website.
Corporate Governance Guidelines
The Company has adopted corporate governance guidelines entitled “Corporate Governance Guidelines,” which are available at www.roanresources.com by first clicking “Investors,” then clicking “Governance” and then clicking “Governance Documents.” These guidelines were adopted by the Board of Directors so that the Board of Directors has the necessary authority and practices in place to make decisions that are independent from management, that the Board of Directors adequately performs its function as the overseer of management and to help ensure that the interests of the Board of Directors and management are aligned with the interests of the Company’s stockholders.

ITEM 11.     EXECUTIVE COMPENSATION

Executive Compensation
The Company was not formed until September 19, 2018, and therefore, we did not have executive officers or pay any compensation to officers or employees prior to such date. However, the operations of Roan LLC are being carried on by us following our Reorganization, and the executive officers of Roan LLC are our executive officers since our Reorganization. As such, disclosure regarding our executive officers’ compensation, including the portion prior to the Reorganization which was established and paid by Roan LLC, is relevant to our stockholders and, accordingly, is disclosed in this Item 11 and the executive compensation tables and narrative that follow.

This Item 11 describes Roan LLC’s practices with regard to the compensation of our Named Executive Officers for the 2018 Fiscal Year. Our Named Executive Officers for the 2018 Fiscal Year include:

Name	Title
Tony C. Maranto	President and Chief Executive Officer (1)
David M. Edwards	Chief Financial Officer (2)
Greg T. Condray	Executive Vice President - Geoscience and Business Development
Joel L. Pettit	Executive Vice President - Operations and Marketing
Amber N. Bonney	Vice President and Chief Accounting Officer (3)

(1)	Mr. Maranto resigned as President and Chief Executive Officer on April 12, 2019.

(2)	Mr. Edwards became our Chief Financial Officer on June 18, 2018.

(3)
Ms. Bonney became our Chief Accounting Officer on February 26, 2018; however, she was serving in such capacity through a third party service provider beginning January 25, 2018. On February 9, 2019, Ms. Bonney was appointed as Vice President.

Process for Determining Compensation
Historically, the board of managers of Roan LLC was responsible for oversight of the compensation of our Named Executive Officers, with the objective of attracting talented executives. Input from Mr. Maranto regarding the material components of each Named Executive Officer’s (other than Mr. Maranto) employment arrangement was considered by the board of managers of Roan LLC in making compensation determinations with respect to Named Executive Officers other than Mr. Maranto. Following the Reorganization, the Compensation Committee did not make adjustments with respect to the compensation of our Named Executive Officers for the 2018 Fiscal Year, except as discussed below under “Elements of Compensation-Base Salaries” and the determination of 2018 bonuses discussed below under “Elements of Compensation-Annual Bonuses.”
Elements of Compensation

Base Salaries
Each Named Executive Officer’s base salary is a fixed component of compensation for performing specific job duties and functions. The base salaries of our Named Executive Officers in effect for the 2018 Fiscal Year were established in connection with the negotiation of each Named Executive Officer’s employment agreement at a level the board of managers of Roan LLC determined was necessary to obtain each Named Executive Officer’s services. In December 2018, our Board implemented a cost of living increase to Ms. Bonney’s base salary. The base salary in effect as of December 31, 2018 for each Named Executive Officer is reflected in the table below:

Name	Base Salary
Tony C. Maranto	$525,000
David M. Edwards	$375,000
Greg T. Condray	$400,000
Joel L. Pettit	$350,000
Amber N. Bonney	$248,400

Annual Bonuses
Each Named Executive Officer is generally eligible to receive an annual bonus each fiscal year. For the 2018 Fiscal Year, the annual bonuses were discretionary; however, in determining such annual bonuses, the Compensation Committee reviewed various components of our operating performance during the 2018 Fiscal Year, including capital expenditures (which exceeded expectations), production (which fell below expectations) and overall capital efficiency (which also fell below expectations), as well as our stock price performance during 2018 Fiscal Year (which underperformed expectations). In light of these considerations, the Compensation Committee determined that the following annual bonuses for our Named Executive Officers were appropriate.

Name	2018 Annual Bonus
Tony C. Maranto	$—
David M. Edwards	$130,000
Greg T. Condray	$140,000
Joel L. Pettit	$130,000
Amber N. Bonney	$155,000

Long-Term Incentive Compensation

Performance Share Unit Awards
In connection with the commencement of Mr. Edwards’ and Ms. Bonney’s employment, Roan LLC granted performance share unit (“PSU”) awards to them. The board of managers of Roan LLC determined that it was appropriate to grant these PSU awards in order to incentivize management to focus on growing the total equity value of the Company, provide an incentive for Mr. Edwards and Ms. Bonney to accept their respective offers of employment and provide a retention incentive for them to remain employed by us throughout the performance period. The PSU awards vest based on the extent to which the Company’s equity value increases over a three-year performance period commencing on January 1, 2018 and ending December 31, 2020, as set forth in the table below:

Company Equity Value		Percentage of Target Performance Share Units Earned
Below	$3,000,000,000	—%	Below Threshold
	$3,000,000,000	25%
	$3,500,000,000	50%
	$4,000,000,000	75%
	$4,500,000,000	100%	Target
	$5,000,000,000	125%
	$5,500,000,000	150%
	$6,000,000,000	200%	Maximum

Amended and Restated Management Incentive Plan
In connection with our Reorganization, the Management Incentive Plan (the “MIP”) was amended, restated and renamed the Roan Resources, Inc. Amended and Restated Management Incentive Plan (the “Amended and Restated MIP”), and all outstanding PSU awards, including those held by our Named Executive Officers, were adjusted to reflect our Reorganization. Specifically, (i) the number of “Target PSUs” subject to each PSU award was multiplied by 0.05, (ii) all references to “Units” in each PSU award agreement were modified to instead refer to shares of Class A common stock such that, to the extent earned, each PSU represents the right to receive one share of Class A common stock rather than one common unit of Roan LLC, (iii) all references to Roan LLC in each PSU award agreement were modified to instead refer to the Company and (iv) all references to the MIP in each PSU award agreement were modified to instead refer to the Amended and Restated MIP.

Other Compensation Elements

Employment Agreements
As described below in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table,” Roan LLC entered into an employment agreement in connection with the commencement of each Named Executive Officer’s employment, other than Ms. Bonney. Ms. Bonney entered into an employment agreement with the Company and Roan LLC in April 2019. See “—Actions Taken Following Fiscal Year End— Employment Agreement with Ms. Bonney” for more information regarding Ms. Bonney’s employment agreement.
Benefit Plans
In 2018, we adopted a 401(k) retirement plan and health and welfare benefit plans in which our Named Executive Officers are eligible to participate. Under the 401(k) retirement plan, we provide for an employer match of employee contributions of up to 6% of eligible compensation and a profit sharing contribution of up to 8% of eligible compensation.
Actions Taken Following Fiscal Year End

Base Salary Adjustments
In February 2019, the Board of Directors determined that it was appropriate to increase the base salaries for certain of our Named Executive Officers, as set forth in the table below, to provide further retention incentive and address certain internal equity considerations. Ms. Bonney’s base salary was increased as a result of her promotion to Vice President.

Name	2018 Base Salary	2019 Base Salary
Tony C. Maranto	$525,000	$525,000
David M. Edwards	$375,000	$410,000
Greg T. Condray	$400,000	$410,000
Joel L. Pettit	$350,000	$380,000
Amber N. Bonney	$248,400	$270,000
Employment Agreement with Ms. Bonney
On April 29, 2019, the Company and Roan LLC entered into an employment agreement with Ms. Bonney, which generally provides the same terms as the employment agreements with our other Named Executive Officers. See “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” for a description of the employment agreements. The employment agreement provides Ms. Bonney with an annualized base salary of at least $270,000 and an opportunity to earn an annual bonus with a target equal to 60% of her annualized base salary. Pursuant to the terms of the employment agreement, Ms. Bonney is eligible to receive severance payments in connection with certain terminations of employment, which are described in more detail below under “Potential Payments Upon Termination or Change in Control-Bonney Employment Agreement.”
2019 Equity Awards
On April 26, 2019, the Board of Directors approved grants of equity awards to each of our Named Executive Officers, other than Mr. Maranto. The equity awards consist of 50% time-based restricted stock units, which vest ratably over three years, and 50% performance share units, which vest in two years subject to the achievement of certain stock price hurdles.

Separation Agreement with Mr. Maranto
In connection with Mr. Maranto’s resignation, we entered into the Maranto Separation Agreement with Mr. Maranto on April 26, 2019. Pursuant to the Maranto Separation Agreement, Mr. Maranto will receive (a) a lump sum cash payment of $262,500 and (b) reimbursement for up to 12 months of a portion of any premiums he pays for continuation coverage under our group health plans pursuant to COBRA based upon the difference between the amount Mr. Maranto pays to continue such coverage and the contribution amount that similarly situated employees of the Company pay for the same or similar coverage under such group health plans and (c) a lump sum cash payment equal to six weeks of accrued but unused vacation.
Other Compensation-Related Matters

Risk Assessment
The Compensation Committee has reviewed our compensation policies as generally applicable to our employees and believes that our policies do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us. Our management team regularly assesses the risks arising from our compensation policies and practices, and they review and discuss the design features, characteristics, performance metrics and approval mechanisms of total compensation for all employees, including salaries, bonuses, and equity-based compensation awards, to determine whether any of these policies or programs could create risks that are reasonably likely to have a material adverse effect on us.
Accounting and Tax Considerations of Executive Compensation Decisions
The performance share unit awards granted in 2018 were accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”), which requires us to estimate the expense of the award over the vesting period applicable to the award.
Section 162(m) of the Internal Revenue Code of 1986, as amended, generally imposes a $1 million limit on the amount of compensation paid to "covered employees" (as defined in Section 162(m)) that a public corporation may deduct for federal income tax purposes in any year. Compensation paid to certain of our executives could be subject to the $1 million per year deduction limitation imposed by Section 162(m). While we will continue to monitor our compensation programs in light of the deduction limitation imposed by Section 162(m), our Compensation Committee considers it important to retain the flexibility to design compensation programs that are in the best long-term interests of the Company and our shareholders. As a result, we have not adopted a policy requiring that all compensation be fully deductible. The Compensation Committee may conclude that paying compensation at levels in excess of the limits under Section 162(m) is nevertheless in the best interests of the Company and our shareholders.

Summary Compensation Table
The table below sets forth the annual compensation earned during the 2018 Fiscal Year by our Named Executive Officers:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)		Unit Awards ($)(4)	All Other Compensation ($)(5)	Total
Tony C. Maranto	2018	$525,000	$—		$—	$31,708	$556,708
President and Chief Executive Officer	2017	$90,865	$—		$10,575,000	$—	$10,665,865
David M. Edwards	2018	$180,289	$130,000		$2,565,000	$19,807	$2,895,096
Chief Financial Officer
Greg T. Condray	2018	$400,000	$140,000		$—	$29,400	$569,400
Executive Vice President - Geoscience and Business Development	2017	$53,846	$250,000	(3)	$3,102,000	$—	$3,405,846
Joel L. Pettit	2018	$350,000	$130,000		$—	$57,963	$537,963
Executive Vice President - Operations and Marketing	2017	$53,846	$—		$2,820,000	$—	$2,873,846
Amber N. Bonney	2018	$240,888	$155,000		$615,000	$22,815	$1,033,703
Vice President and Chief Accounting Officer

(1)
The amounts in this column represent only the portion of the 2018 Fiscal Year in which each Named Executive Officer was employed with Roan LLC. Mr. Edwards’s employment with Roan LLC commenced June 18, 2018; and Ms. Bonney’s employment with Roan LLC commenced January 25, 2018. Amounts in this column for the 2018 Fiscal Year for Ms. Bonney also include the amount of fees we paid for services Ms. Bonney provided to us through a third party service provider during January and February 2018 prior to the commencement of her employment with us on February 26, 2018.

(2)	The amounts in this column for 2018 represent discretionary annual bonuses paid to our Named Executive Officers in February 2019 for services provided during the 2018 Fiscal Year.

(3)	In connection with his appointment as Executive Vice President - Geoscience and Business Development, Mr. Condray received a one-time signing bonus of $250,000.

(4)
The amounts in this column represent the aggregate grant date fair value of the PSU awards granted to each of our Named Executive Officers, calculated in accordance with FASB ASC Topic 718, disregarding estimated forfeitures. For additional information regarding the assumptions underlying this calculation, please see Note 11 to the historical financial statements included in our 2018 Form 10-K, entitled “Equity Compensation”. Please see the section above entitled “Performance Share Unit Awards” and the “Grants of Plan-Based Awards Table” below for additional information regarding these awards.

(5)
Amounts in this column reflect our employer match of 401(k) plan contributions in the 2018 Fiscal Year for each Named Executive Officer. Additionally, for Mr. Pettit, the amount in this column also reflects $34,420 of reimbursements for relocation expenses provided to him in accordance with our relocation reimbursement policy.

Grants of Plan-Based Awards
The table below includes information about PSU awards granted to our Named Executive Officers during the 2018 Fiscal Year, as adjusted to reflect the Reorganization.

		Estimated Future Payouts Under Equity Incentive Plan Awards (1)			Grant Date Fair Value of Unit Awards ($)(2)
Name	Grant date	Threshold (#)	Target (#)	Maximum (#)
Tony C. Maranto	—	—	—	—	$—
David M. Edwards	6/18/2018	18,750	75,000	150,000	$2,565,000
Greg T. Condray	—	—	—	—	$—
Joel L. Pettit	—	—	—	—	$—
Amber N. Bonney	2/26/2018	3,750	15,000	30,000	$615,000

(1)
Amounts in these columns represent the number of PSU awards granted in 2018 that would vest upon the achievement of a threshold, target, or maximum level of performance, as adjusted to reflect the Reorganization. The actual number of PSU awards that will vest will not be determinable until the close of the performance period on December 31, 2020 and will depend on the Company’s equity value at such time.

(2)
Amounts in this column represent the grant date fair value of PSU awards granted to our Named Executive Officers in 2018 computed in accordance with FASB ASC 718. For additional information regarding the assumptions underlying this calculation, please see Note 11 to the historical financial statements, entitled “Equity Compensation,” which is included in our 2018 Form 10-K. Please see the section above entitled “Long-Term Incentive Compensation” for additional information regarding these awards.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

As of December 31, 2018, Roan LLC had entered into employment agreements with each of our Named Executive Officers other than Ms. Bonney. Each employment agreement has an initial three-year term that will automatically renew for successive one-year periods until terminated in writing by either party at least 60 days prior to the renewal date. The employment agreements provide for annualized base salaries of at least $525,000 for Mr. Maranto, $375,000 for Mr. Edwards; $400,000 for Mr. Condray; and $350,000 for Mr. Pettit. Additionally, the employment agreements provide each Named Executive Officer with the opportunity to earn an annual bonus for each complete calendar year such Named Executive Officer is employed thereunder, and establishes targets as a percentage of each Named Executive Officer’s annualized base salary of 125% for Mr. Maranto, 100% for Messrs. Edwards and Condray, and 75% for Mr. Pettit. Each Named Executive Officer is also eligible to receive annual equity grants and participate in all benefits generally available to similarly situated employees. Additionally, each employment agreement contains certain restrictive covenants applicable to each Named Executive Officer. Pursuant to the terms of the employment agreements, each Named Executive Officer is eligible to severance payments in connection with certain terminations of employment, which are described in more detail below on the section titled “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year-End
The following table reflects information regarding outstanding PSU awards held by our Named Executive Officers as of December 31, 2018.

Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Tony C. Maranto (4)	93,750	$785,625
David M. Edwards	18,750	$157,125
Greg T. Condray	27,500	$230,450
Joel L. Pettit	25,000	$209,500
Amber N. Bonney	3,750	$31,425

(1)
Each Named Executive Officer’s outstanding PSU awards will become earned over the performance period ending December 31, 2020 depending on the level of achievement of the applicable performance conditions and so long as such Named Executive Officer remains continuously employed with Roan LLC through such date. The number of units reported in this column assumes that the equity value of Roan LLC for the performance period is achieved at the threshold level, which may not be representative of the actual payouts that will occur upon the settlement of the PSU awards, as such actual payouts may be significantly more or less.

(2)
To the extent earned, each performance share unit subject to a PSU award represents the right to receive one share of Class A common stock upon vesting. As described above, in connection with our Reorganization, the PSU awards have been adjusted to reflect our Reorganization, including to convert the Roan LLC units subject to the outstanding PSU awards to shares of Class A common stock.

(3)
Amounts in this column reflect the market value of the shares of Class A common stock subject to the PSU awards, calculated by multiplying the number of shares reported by $8.38, the closing price of our Class A common shares on December 31, 2018.

(4)	Upon his resignation, Mr. Maranto forfeited his outstanding PSUs.

Option Exercises and Stock Vested
No equity awards held by our Named Executive Officers vested during the 2018 Fiscal Year. We have not granted options pursuant to the Amended and Restated MIP since its adoption.
Pension Benefits
We have not maintained, and do not currently maintain, a defined benefit pension plan.
Nonqualified Deferred Compensation
We have not maintained, and do not currently maintain, a nonqualified deferred compensation plan.
Potential Payments Upon Termination or Change in Control

Employment Agreements
As described above in the section entitled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table,” as of December 31, 2018, we had entered into employment agreements with each of our Named Executive Officers, other than Ms. Bonney, that provide for severance payments in certain circumstances. Upon a termination of Messrs. Maranto’s, Edwards’s, Condray’s or Pettit’s employment by us without “cause” or upon such Named Executive Officer’s resignation for “good reason,” such Named Executive Officer is eligible for 24 months’ worth of base salary payable in 12 equal installments, subject to such Named Executive Officer’s execution of a release and continued compliance with the restrictive covenants set forth in such Named Executive Officer’s employment agreement. Additionally, each employment agreement provides that annual equity-based awards (excluding the PSU awards described below) will fully accelerate upon the death of the Named Executive Officer (subject to any applicable performance requirements); however, no such annual equity-based awards are currently outstanding.

Under each employment agreement:

•
“cause” generally means (a) a material breach by such Named Executive Officer of the employment agreement or any other agreement with Roan LLC, (b) the commission of gross negligence, willful misconduct, breach of fiduciary duty, fraud, theft or embezzlement by such Named Executive Officer, (c) the commission by, conviction or indictment of or plea of nolo contendere by such Named Executive Officer to any felony (or state law equivalent) or any crime involving moral turpitude or (d) such Named Executive Officer’s willful failure or refusal to perform his obligations or to follow lawful directives from the board of directors; and

•
“good reason” generally means any of the following without such Named Executive Officer’s consent: (a) a material diminution in base salary, titles or duties, (b) a material breach by Roan LLC of the employment agreement or any other agreement with such Named Executive Officer or (c) a geographic relocation of such Named Executive Officer’s principal place of employment by more than 50 miles.

Performance Share Unit Awards
Under the award agreement governing the terms of each Named Executive Officer’s PSU awards, if a Named Executive Officer’s employment with us terminates as a result of (a) a termination by us without “cause,” (b) such Named Executive Officer’s resignation for “good reason,” or (c) such Named Executive Officer’s death or “disability,” then a pro-rata portion of the PSUs shall become vested based on the number of days which have elapsed from the commencement of the performance period through the date of termination and the achievement of the performance goals for the entire performance. If a termination described in the preceding sentence occurs within the one-year period following a “change in control,” then the performance period shall be deemed to have ended on the date of such change in control, and the PSUs will be settled based on the achievement of the performance goals through the date of such change in control.
As used in the PSU awards, “cause” and “good reason” have the meanings described above under “Employment Agreements.” As used in the PSU awards, “disability” generally means the inability of our Named Executive Officer to perform the essential functions of his or her position due to physical or mental impairment or other incapacity that continues for more than 120 consecutive days or more than 180 days in any 12-month period. As used in the PSU awards prior to the Reorganization, “change in control” generally meant the occurrence of any of the following events:

•
a “change in the ownership of the company,” which would occur on the date that any one person, or more than one person acting as a group, acquires ownership of securities in us that, together with securities held by such person or group, constitutes more than 50% of the total fair market value or total voting power of our securities;

•
a “change in the effective control of the company,” which would occur on the date that any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition) ownership of our securities possessing 30% or more of the total voting power of our securities; or

•
a “change in the ownership of a substantial portion of our assets,” which would occur on the date that any one person, or more than one person acting as a group, acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition) assets that have a total gross fair market value equal to or more than 40% of the total gross fair market value of all of our assets immediately prior to such acquisition.

The Reorganization did not constitute a “change in control” for purposes of the PSU awards.
Following the Reorganization, “change in control” generally means the occurrence of any of the following events:

•
acquisition by any person or group of beneficial ownership of 50% or more of the outstanding shares of Class A common stock or the combined voting power of the outstanding voting securities of Roan Inc.;

•	the incumbent directors cease to constitute at least a majority of the board of directors;

•
consummation of a business combination unless following such business combination (a) the outstanding Class A common stock or voting securities of Roan Inc. immediately prior to such business combination represent more than 50% of the equity interests or voting power of the entity resulting from the business combination, (b) no person or group beneficially owns 50% or more of the outstanding equity interests or voting power of the entity resulting from the business combination unless such ownership results solely from ownership prior to the business combination, and (c) a majority of the board of directors of the entity resulting from such business combination were incumbent directors prior to the business combination; or

•	complete liquidation or dissolution of Roan Inc.

The following table sets forth the payments and benefits that would be received by each Named Executive Officer in the event a termination of employment or a change in control of Roan Inc. had occurred on December 31, 2018, over and above any payments or benefits the Named Executive Officer would already have been entitled to or vested in on such date under any employment agreement or other plan of Roan Inc.

Executive	Termination of Employment by Roan LLC Without Cause or by Executive for Good Reason ($)		Termination of Employment due to Death or Disability ($)		Termination of Employment by Roan LLC Without Cause or by Executive for Good Reason following Change in Control ($) (2)		Termination of Employment by Roan LLC for Cause, by Notice of Non-Renewal, or by Executive Without Good Reason ($)
Tony C. Maranto
Cash Severance	$1,050,000		$—		$1,050,000		$—
Accelerated Equity	$—	(1)	$—	(1)	$—	(1)	$—
Total	$1,050,000		$—		$1,050,000		$—
David M. Edwards
Cash Severance	$750,000		$—		$750,000		$—
Accelerated Equity	$—	(1)	$—	(1)	$—	(1)	$—
Total	$750,000		$—		$750,000		$—
Greg T. Condray
Cash Severance	$800,000		$—		$800,000		$—
Accelerated Equity	$—	(1)	$—	(1)	$—	(1)	$—
Total	$800,000		$—		$800,000		$—
Joel L. Pettit
Cash Severance	$700,000		$—		$700,000		$—
Accelerated Equity	$—	(1)	$—	(1)	$—	(1)	$—
Total	$700,000		$—		$700,000		$—
Amber N. Bonney
Cash Severance	$—		$—		$—		$—
Accelerated Equity	$—	(1)	$—	(1)	$—	(1)	$—
Total	$—		$—		$—		$—

(1)
Because the value of the PSU awards received under the applicable acceleration scenarios described under “Performance Share Unit Awards” above is based on actual performance through the date specified under “Performance Share Unit Awards” above, no value is reported for the PSU awards, as performance through the date used for purposes of these calculations was below threshold.

(2)	A termination in connection with a change in control must occur within 12 months of the change in control.

Bonney Employment Agreement

On April 29, 2019, we entered into an employment agreement with Ms. Bonney as described above in “Actions Taken Following Fiscal Year End—Employment Agreement with Ms. Bonney.” The employment agreement includes the same terms and definitions regarding any severance payments as the employment agreements with our other Named Executive Officers and as described above in “—Employment Agreements.” The following table sets forth the payments and benefits that would have been received by Ms. Bonney in the event of a termination of employment or a change in control of Roan Inc. on December 31, 2018, assuming that the employment agreement was in effect at such time.

Executive	Termination of Employment by Roan LLC Without Cause or by Executive for Good Reason ($)		Termination of Employment due to Death or Disability ($)		Termination of Employment by Roan LLC Without Cause or by Executive for Good Reason following Change in Control ($) (2)		Termination of Employment by Roan LLC for Cause, by Notice of Non-Renewal, or by Executive Without Good Reason ($)
Amber N. Bonney
Cash Severance	$540,000		$—		$540,000		$—
Accelerated Equity	$—	(1)	$—	(1)	$—	(1)	$—
Total	$540,000		$—		$540,000		$—

(1)
Because the value of the PSU awards received under the applicable acceleration scenarios described under “Performance Share Unit Awards” above is based on actual performance through the date specified under “Performance Share Unit Awards” above, no value is reported for the PSU awards, as performance through the date used for purposes of these calculations was below threshold.

(2)	A termination in connection with a change in control must occur within 12 months of the change in control.

Maranto Separation Agreement

In connection with Mr. Maranto’s resignation, we entered into the Maranto Separation Agreement as described above in “Actions Taken Following Fiscal Year End—Separation Agreement with Mr. Maranto.” Pursuant to the Maranto Separation Agreement, Mr. Maranto will receive (a) a lump sum cash payment of $262,500, (b) reimbursement for up to 12 months of a portion of any premiums he pays for continuation coverage under our group health plans pursuant to COBRA based upon the difference between the amount Mr. Maranto pays to continue such coverage and the contribution amount that similarly situated employees of the Company pay for the same or similar coverage under such group health plans and (c) a lump sum cash payment equal to six weeks of accrued but unused vacation.

CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Tony Maranto, our Chief Executive Officer (our “CEO”).
For 2018, our last completed fiscal year:

•	The median of the annual total compensation of all employees of our Company (other than the CEO) was $116,400; and

•	The annual total compensation of our CEO, as reported in the Summary Compensation Table included elsewhere within this Form 10-K/A, was $556,708.

•	Based on this information, for 2018 the ratio of the annual total compensation of our CEO to the median of the annual total compensation of all employees was reasonably estimated to be 5 to 1.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee and our CEO, we took the following steps:

•
We determined that, as of December 31, 2018, our employee population consisted of approximately 179 full-time individuals with all of these individuals located in the United States (as reported in Item 1, Business, in our 2018 Form 10-K filed with the SEC on April 1, 2019).

•
We used a consistently applied compensation measure to identify our median employee of comparing the amount of salary or wages by annualizing all new hire to reflect a true calendar year of earnings. We identified our median employee by consistently applying this compensation measure to all of our employees included in our analysis. Since all of our employees, including our CEO, are located in the United States, we did not make any cost of living adjustments in identifying the median employee.

•
After we identified our median employee, we combined all of the elements of such employee’s annualized compensation for the 2018 year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $116,400. The difference between such employee’s salary, wages and overtime pay and the employee’s annual total compensation represents the estimated annualized 401(k) contributions in the amount of $13,417 that we estimated would have been made on the employee’s behalf to our 401(k) plan for the 2018 year.

•	With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2018 Summary Compensation Table included in this Form 10-K/A.

Director Compensation
Prior to the Reorganization, members of the board of managers of Roan LLC did not receive any compensation for their services as directors. In connection with the Reorganization, we adopted a non-employee director compensation policy which provides for payment of the following annual retainers to members of our board who are not officers, employees, paid consultants or advisors of (i) us or our subsidiaries or (ii) investment funds affiliated with or managed by JVL Advisors, LLC, Elliott Management Corporation, Fir Tree Capital Management LP or York Capital Management, L.P.:

•	$80,000 annual base retainer;

•	$25,000 supplemental annual retainer for the Lead Independent Director;

•	$20,000 supplemental annual retainer for the chair of the Audit Committee; and

•	$10,000 supplemental annual retainer for the members of the Audit Committee and Nominating & Governance Committee.
Pursuant to the policy, our non-employee directors also receive an annual equity award with a value on the date of grant equal to $100,000 based on the price of our Class A common stock on the date of grant, rounded to the nearest whole share, and as such, we granted restricted stock unit (“RSU”) awards on November 5, 2018 to each of Anthony Tripodo and Joseph A. Mills. Additionally, each director is reimbursed for travel and miscellaneous expenses to attend meetings and activities of our board or its committees.
The table below sets forth the compensation paid to our non-employee directors during the 2018 Fiscal Year.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Anthony Tripodo	$36,318	$100,005	$136,323
Joseph A. Mills	$15,489	$100,005	$115,494

(1)
The amounts in this column represent the aggregate grant date fair value of the RSUs granted to Messrs. Tripodo and Mills, calculated in accordance with FASB ASC Topic 718, disregarding estimated forfeitures.

Compensation Committee Interlocks and Insider Participation
None of our executive officers serve on the board of directors or compensation committee of a company that has an executive officer that serves on our Board or Compensation Committee. No member of our Board of Directors is an executive officer of a company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.
Compensation Committee Report
The information contained in this Compensation Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates such information by reference in such filing.

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis required by Item 402 of Regulation S-K promulgated by the SEC with management of the Company, and based on such review and discussion, the Compensation Committee recommended to the Board of Directors that such Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended December 31, 2018.
THE COMPENSATION COMMITTEE

Andrew Taylor, Chairman
John V. Lovoi
Evan Lederman

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of April 29, 2019 (except as otherwise indicated), information regarding Class A common stock beneficially owned by:

•	each person we know to be the beneficial owner of more than five percent of our outstanding shares of Class A common stock;

•	each of our Named Executive Officers;

•	each of our directors, including nominees; and

•	all current directors and executive officers as a group.
To our knowledge, except as indicated in the footnotes to this table or as provided by applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of Class A common stock indicated.

	Beneficial Ownership (1)
Name and Address of Beneficial Owners (2)	Shares	Percentage (3)
Roan Holdings (4)	76,269,766	50.0%
Elliott funds (5)	15,794,132	10.4%
Fir Tree funds (6)	14,712,070	9.6%
York Capital funds (7)	9,065,705	5.9%
Tony C. Maranto	20,000	*
Joel L. Pettit	—	—%
Greg T. Condray	—	—%
Matthew Bonanno	—	—%
Evan Lederman	—	—%
John V. Lovoi (4)(8)	77,604,936	50.9%
Paul B. Loyd, Jr (4)	76,269,766	50.0%
Michael P. Raleigh (4)	76,269,766	50.0%
Andrew Taylor	—	—%
Anthony Tripodo (9)	—	—%
Joseph A. Mills (9)	—	—%
Amber N. Bonney	—	—%
David M. Edwards	—	—%
Directors and Executive Officers as a Group (13 Persons)	77,604,936	50.9%

*	Less than 1%
(1) The amounts and percentages of Class A common stock beneficially owned are reported on the bases of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of Class A common stock, except to the extent this power may be shared with a spouse.

(2)	Unless otherwise indicated, the address of each beneficial owner is c/o Roan Resources, Inc., 14701 Hertz Quail Springs Pkwy, Oklahoma City, Oklahoma 73134.

(3)	Based on total shares outstanding of 152,539,532 as of April 29, 2019.

(4)
JVL Advisors, LLC (“JVL”), indirectly through its investment management arrangements with Asklepios Energy Fund, LP, Hephaestus Energy Fund, LP, Luxiver WI, LP, LVPU, LP, Midenergy Partners II, LP, Navitas Fund, LP, Blackbird 1846 Energy Fund, L.P., Children’s Energy Fund, LP, SPQR Energy, LP and Panakeia Energy Fund, LP (collectively, the “JVL Funds”), beneficially owns an approximate 73.611% interest in Roan Holdings and has the contractual right to nominate a majority of the members of the board of managers of Roan Holdings, which board of managers exercises voting and dispositive power over all securities held by Roan Holdings. The board of managers of Roan Holdings consists of four managers, of which JVL has nominated three, Paul B. Loyd, Jr., Michael P. Raleigh and Kelly Loyd. JVL may be deemed to beneficially own all of the reported securities held by Roan Holdings. Each of the JVL Funds is controlled indirectly by John V. Lovoi. Mr. Lovoi is the sole member of, and exercises investment management control over, JVL. Messrs. Lovoi, Paul Loyd, Raleigh, Kelly Loyd, JVL and the JVL Funds may be deemed to share dispositive power over the securities held by Roan Holdings; thus, they may also be deemed to be the beneficial owners of these securities. Each of Messrs. Lovoi, Paul Loyd, Raleigh, Kelly Loyd, JVL and the JVL Funds disclaims beneficial ownership of the reported securities in excess of such entity’s or person’s respective pecuniary interest therein. The address for JVL, the JVL Funds and Messrs. Lovoi, Paul Loyd, Raleigh and Kelly Loyd is 10000 Memorial Dr., Suite 550, Houston, Texas 77024.

(5)
Consists of (i) 26,5131 shares owned by Elliott Associates, L.P. (“Elliott Associates”), (ii) 5,027,6601 shares owned by The Liverpool Limited Partnership (“Liverpool”) and (iii) 10,739,9591 shares owned by Spraberry Investments Inc. (“Spraberry,” and collectively with Elliott Associates and Liverpool, the “Elliott funds”). The sole limited partner of Liverpool is Elliott Associates. Spraberry is an indirect subsidiary of Elliott International, L.P. (“Elliott LP”). Elliott International Capital Advisors Inc. is the investment manager of Elliott LP (“Elliott IM”) and is regulated by the SEC as an investment advisor. Elliott IM has voting and investment power with respect to the shares held by Spraberry and may be deemed to be the beneficial owner thereof. Each of Elliott Advisors GP LLC, Elliott Capital Advisors, L.P. and Elliott Special GP, LLC, is a general partner of Elliott Associates and is regulated by the SEC as an investment advisor. Each of Elliott Advisors GP LLC, Elliott Capital Advisors, L.P. and Elliott Special GP, LLC has voting and investment power with respect to the shares held by Elliott Associates and may be deemed to be the beneficial owner thereof. There is no single beneficial limited partner of Elliott Associates holding limited partnership interests equal to 10% or more of its total capital. Andrew Taylor, a member of the investment team of Elliott Management Corporation, an affiliate of the Elliott funds, serves on the board of directors of the Company. The address of each of the foregoing entities and Mr. Taylor is c/o Elliott Management Corporation, 40 West 57th Street, New York, New York 10019.

(6)
Consists of (i) 548,5581 shares owned by Fir Tree Capital Opportunity Master Fund III, L.P., (ii) 1,785,4441 shares owned by Fir Tree Capital Opportunity Master Fund, L.P., (iii) 9,968,9201 shares owned by Fir Tree E&P Holdings VI, LLC, (iv) 1,150,5891 shares owned by FT SOF IV Holdings, LLC, (v) 1,217,2751 shares owned by FT SOF V Holdings, LLC and (vi) 41,2841 shares owned by FT COF(E) Holdings, LLC (collectively, the “Fir Tree funds”). Fir Tree Capital Management LP (“FTCM”) (f/k/a Fir Tree Inc.) is the investment manager for the Fir Tree funds. Jeffrey Tannenbaum, David Sultan and Clinton Biondo control FTCM. Each of FTCM, Messrs. Tannenbaum, Sultan and Biondo has voting and investment power with respect to the shares of Class A common stock owned by the Fir Tree funds and may be deemed to be the beneficial owner of such shares. Evan S. Lederman, a partner of FTCM, serves on the board of directors of the Company. Mr. Lederman does not have voting and investment power with respect to the shares of Class A common stock owned by the Fir Tree funds in his capacity as a partner of FTCM. The address of each of the foregoing entities and Messrs. Tannenbaum, Sultan, Biondo and Lederman is c/o Fir Tree Capital Management LP, 55 West 46th Street, 29th Floor, New York, New York 10036.

(7)
Consists of (i) 1,329,972 shares owned by York, (ii) 3,088,432 shares owned by York Credit Opportunities Investments Master Fund, L.P., (iii)2,424,480 shares owned by York Credit Opportunities Fund, L.P., (iv) 1,850,097 shares owned by York Multi-Strategy Master Fund, L.P., (v) 135,392 shares owned by Exuma Capital, L.P. and (vi) 200,000 shares owned by York Select Strategy Master Fund, L.P. (collectively, the “York Capital funds”). York Capital Management Global Advisors, LLC (“YCMGA”) is the senior managing member of the general partner of each of the York Capital funds. James G. Dinan is the chairman of, and controls, YCMGA. Each of YCMGA and Mr. Dinan has voting and investment power with respect to the shares owned by each of the York Capital funds and may be deemed to be beneficial owners thereof. Each of YCMGA and Mr. Dinan disclaim beneficial ownership of such shares except to the extent of their pecuniary interests therein. Matthew W. Bonanno, a partner of YCMGA, serves on the board of directors of the Company. The address of the York Capital funds, Mr. Dinan and Mr. Bonanno is 767 Fifth Avenue, 17th Floor, New York, New York 10153.

(8)
Consists of (i) 76,269,766 shares owned by Roan Holdings and (ii) 1,335,170 shares owned by various entities (the “Lovoi Entities”) controlled indirectly by Mr. Lovoi through JVL. Mr. Lovoi is the sole member of, and exercises investment management control over, JVL. Through JVL, Mr. Lovoi exercises voting and dispositive power over all securities held by the Lovoi Entities and may be deemed to be the beneficial owner thereof. Each of Mr. Lovoi, JVL and the Lovoi Entities disclaims beneficial ownership of the reported securities in excess of such entity’s or person’s respective pecuniary interest therein. Please see footnote (2) for additional information regarding the shares owned by Roan Holdings. The address for Mr. Lovoi, JVL and the Lovoi Entities is 10000 Memorial Dr., Suite 550, Houston, Texas 77024.

(9)	Pursuant to the Stockholders’ Agreement, Messrs. Tripodo and Mills were designated to the board of directors by Roan Holdings.

Equity Compensation Plan Information
The following table sets forth information about shares of Class A common stock that may be issued under equity compensation plans as of December 31, 2018.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	2,329,300	—	12,924,654
Total	2,329,300	—	12,924,654

(1)
This column reflects the maximum number of Class A common shares subject to PSU awards and the number of Class A common shares subject to RSU awards granted under the Amended and Restated MIP outstanding and unvested as of December 31, 2018. Because the number of units to be issued upon settlement of outstanding PSU awards is subject to performance conditions, the number of units actually issued may be substantially less than the number reflected in this column. No options or warrants have been granted under the Amended and Restated MIP.

(2)	No options or warrants have been granted under the Amended and Restated MIP, and the RSU and PSU awards reflected in column (a) are not reflected in this column, as they do not have an exercise price.

(3)	This column reflects the total number of Class A common shares remaining available for issuance under the Amended and Restated MIP as of December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Historical Transactions with Affiliates

Contribution Agreement and Management Services Agreements
On August 31, 2017, we entered into the contribution agreement with Citizen Energy II, LLC (“Citizen”) and New Linn’s predecessor (“Old Linn”), pursuant to which, among other things, Citizen and Old Linn contributed oil and natural gas properties within an area-of-mutual-interest to us, in exchange for which each received a 50% equity interest in us.
In conjunction with the contribution agreement, the Company entered into master service agreements (“MSAs”) with both Citizen and Old Linn. Under the MSAs, Citizen and Old Linn provided certain services in respect to the oil and natural gas properties they contributed to the Company. Such services included serving as operator of the oil and natural gas properties contributed, land administration, marketing, information technology and accounting services. As a result of Citizen and Old Linn continuing to serve as operator of the contributed assets and contracting directly with vendors for goods and services for operations, Citizen and Old Linn collected amounts due from joint interest owners for their share of costs and billed the Company for its share of costs. The services provided under the MSAs ended in April 2018 when the Company took over as operator for the oil and natural gas properties contributed by Citizen and Old Linn. For the year ended December 31, 2018, the Company incurred approximately $10.0 million in charges related to the services provided under the MSAs.
Through April 2018, Citizen and Old Linn billed the Company for its share of operating costs in accordance with the MSAs.
In conjunction with the conclusion of the MSAs, the Company assumed certain working capital accounts, totaling $112.6 million, associated with the properties contributed from Citizen and Old Linn.
Jones Energy, Inc.
In May 2018, Roan LLC elected to participate with its interest in a Jones Energy, Inc. well in Canadian County, Oklahoma, and, in connection, Roan LLC has paid Jones Energy, Inc. a total of $0.7 million during the year ended December 31, 2018. As of December 31, 2018, JVL, an affiliate of our significant stockholder, Roan Holdings, held 16.34% of the combined voting power of Jones Energy, Inc. Messrs. Lovoi and Loyd were members of the board of directors of Jones Energy, Inc. until September 2018 and Mr. Lovoi is the sole member of, and exercises investment management control over JVL.
Riviera Resources, Inc.
Messrs. Taylor, Lederman and Bonanno are on our Board of Directors and the board of directors of Riviera. Additionally, certain of our principal stockholders are also significant stockholders in Riviera.
Natural Gas Dedication Agreement. The Company has a natural gas dedication agreement with Blue Mountain Midstream LLC (“Blue Mountain”), which is a subsidiary of Riviera. Sales to Blue Mountain during the year ended December 31, 2018 were approximately $66 million.
Water Management Services Agreement. In January 2019, the Company entered into a water management services agreement with Blue Mountain. Under this agreement, Blue Mountain will provide water management services including pipeline gathering, disposal, treatment and redelivery of recycled water. The agreement provides for an acreage dedication for water management services through January 2029.
Transition Services Agreement. On August 7, 2018, New Linn entered into a Transition Services Agreement (the “Riviera TSA”) with Riviera to facilitate an orderly transition following the Riviera Separation. During the term of the Riviera TSA, Riviera provided New Linn with certain finance, financial reporting, information technology, investor relations, legal, payroll, tax and other services. Riviera reimbursed New Linn for, or paid on New Linn’s behalf, all direct and indirect costs and expenses incurred by New Linn during the term of the Riviera TSA in connection with the fees for any such services. The Riviera TSA terminated according to its terms on September 24, 2018.
Riviera Separation and Distribution Agreement. On August 7, 2018, the Company’s predecessor, New Linn, entered into that certain Separation and Distribution Agreement by and between New Linn and Riviera, following which Riviera holds, directly or through its subsidiaries, substantially all of the assets of Old Linn, other than Old Linn’s 50% equity interest in Roan LLC. Following the internal reorganization, New Linn distributed all of the outstanding shares of common stock of Riviera to the Legacy Linn Stockholders on a pro rata basis, including the Elliott funds, the Fir Tree funds and the York Capital funds, each a principal stockholder of the Company. On September 21, 2018, the Elliott funds, the Fir Tree funds and the York Capital funds owned approximately 20.8%, 19.4% and 12.1%, respectively, of Riviera. Immediately following the Riviera Separation, Riviera’s common stock closed at $23.25 per share, valuing the stock received by each of the Elliott funds, the Fir Tree funds and the York Capital funds at approximately $367.2 million, $342.1 million and $197.1 million, respectively.
Tax Matters Agreement. In conjunction with the Reorganization, the Company’s predecessor, New Linn, entered into a tax matters agreement with Riviera (the “Riviera TMA”). The Riviera TMA, in part, provides for indemnification of the Company and entitlement of refunds by Riviera of certain taxes related to New Linn prior to the spinoff of assets from New Linn to Riviera. As a result of the Riviera TMA and an estimated overpayment of federal taxes by New Linn, the Company has recorded a payable of $7.6 million to Riviera at December 31, 2018.
Corporate Office Lease. During 2018, we entered into a lease for office space in Oklahoma City, Oklahoma that is owned by a subsidiary of Riviera. The lease has an initial term of five years. Under this lease, we paid $0.5 million during the year ended December 31, 2018 and total remaining payments are $8.1 million.
Legal Expenses. During the year ended December 31, 2018, we also reimbursed Riviera $1.8 million for legal services incurred on the behalf of Roan in connection with the Reorganization.
Master Reorganization Agreement
On September 17, 2018, New Linn, Roan Holdings and Roan LLC entered into a Master Reorganization Agreement (the “Master Reorganization Agreement”), to effectuate the reorganization of New Linn’s and Roan Holdings’ respective 50% equity interests in Roan LLC under Roan Inc. (the “Reorganization”). On September 24, 2018 (the “Effective Date”), we consummated the Master Reorganization Agreement by and among New Linn, Roan Holdings and Roan LLC. In connection with the Master Reorganization Agreement, we entered into the following agreements on the Effective Date:

•
a merger agreement with New Linn and Linn Merger Sub #2, LLC (“Linn Merger Sub”), pursuant to which Linn Merger Sub merged with and into New Linn, with New Linn surviving the merger as the Company’s wholly owned direct subsidiary, and the Legacy Linn Stockholders receiving an aggregate of 76,269,766 shares of our Class A common stock as merger consideration (the “Linn Merger”); and

•
a merger agreement with Roan Holdings, Roan Holdings Holdco LLC, a wholly owned subsidiary of Roan Holdings (“Roan Holdco”), and Linn Merger Sub #3, LLC (“Holdco Merger Sub”), pursuant to which, immediately after the Linn

Merger, Holdco Merger Sub merged with and into Roan Holdco, with Roan Holdco surviving the merger as the Company’s wholly owned direct subsidiary, and Roan Holdings, the sole member of Roan Holdco, receiving an aggregate of 76,269,766 shares of our Class A common stock as merger consideration (the “Holdco Merger”).
The Linn Merger was effected pursuant to Section 251(g) of the Delaware General Corporation Law, which provides for the formation of a holding company without a vote of the stockholders of the constituent corporations. In connection with the Reorganization, the Company became the owner, indirectly through its wholly-owned subsidiaries, of 100% of the equity in, and is the sole manager of, Roan LLC.
Stockholders’ Agreement
In connection with the Reorganization, on the Effective Date (as defined in the Stockholders’ Agreement), we entered into a stockholders’ agreement (the “Stockholders’ Agreement”) with Roan Holdings and the Elliott funds, the Fir Tree funds and the York Capital funds (each such group of affiliated funds, a “Principal Linn Stockholder,” and together with Roan Holdings, the “principal stockholders”), which will govern certain rights and obligations of the principal stockholders following the Reorganization.
Pursuant to the Stockholders’ Agreement, until the earlier of (i) the annual meeting of stockholders in 2020 and (ii) with respect to the applicable Principal Linn Stockholder, the date on which the applicable Principal Linn Stockholder ceases to beneficially own at least 5% of our outstanding shares of Class A common stock, each Principal Linn Stockholder shall have the right to designate one director (each, a “Linn Stockholder Director”) to our Board of Directors and to fill any vacancy on the Board of Directors due to the death, disability, resignation or removal of any Linn Stockholder Director designated by such principal Linn Stockholder; provided, however, that at all times, at least one Linn Stockholder Director shall be an “independent director” who meets the independence standards of any national securities exchange on which our Class A common stock is or will be listed and Rule 10A-3 of the Exchange Act. If a Principal Linn Stockholder’s designation rights terminate as a result of no longer beneficially owning at least 5% of our outstanding shares of Class A common stock, the applicable Linn Stockholder Director shall be entitled to continue serving on the board of directors until the end of such Linn Stockholder Director’s term.
The Stockholders’ Agreement also provides that until the earlier of (i) the annual meeting of stockholders in 2020 and (ii) the date on which Roan Holdings ceases to beneficially own at least 5% of the outstanding shares of Class A common stock, Roan Holdings shall have the right to designate one independent director (the “Roan Holdings Independent Director”) to the Board of Directors (subject to the consent of the Principal Linn Stockholders) and to fill any vacancy on the board of directors due to the death, disability, resignation or removal of any Roan Holdings Independent Director.
In addition, the Stockholders’ Agreement provides that until the earlier of (i) the annual meeting of stockholders in 2020 (ii) the date on which Roan Holdings ceases to beneficially own at least 5% of the outstanding shares of Class A common stock, Roan Holdings shall have the right to designate to the board of directors a number of directors (each, a “Roan Holdings Director”) equal to: (i) if Roan Holdings beneficially owns at least 30% of the outstanding shares of Class A common stock, four directors; (ii) if Roan Holdings beneficially owns at least 15% but less than 30% of the outstanding shares of Class A common stock, three directors; and (iii) if Roan Holdings beneficially owns at least 5% but less than 15% of the outstanding shares of Class A common stock, two directors, and, in each case, to fill any vacancy on the board of directors due to the death, disability, resignation or removal of any Roan Holdings Director; provided, however, that at all times, at least one Roan Holdings Director shall be an independent director. If Roan Holdings’ designation rights terminate as a result of no longer beneficially owning at least 5% of our outstanding shares of Class A common stock, the Roan Holdings Directors shall be entitled to continue serving on the board of directors until the end of such Roan Holdings Directors’ terms.
Additionally, pursuant to the Stockholders’ Agreement we have agreed, to the fullest extent permitted by applicable law (including with respect to any applicable fiduciary duties under Delaware law), to take all necessary action to effectuate the above by: (i) including the persons designated pursuant to the Stockholders’ Agreement in the slate of nominees recommended by the Board of Directors for election at any meeting of stockholders called for the purpose of electing directors, (ii) nominating and recommending each such individual to be elected as a director as provided herein, (iii) soliciting proxies or consents in favor thereof, and (iv) without limiting the foregoing, otherwise using its reasonable best efforts to cause such nominees to be elected to the Board of Directors, including providing at least as high a level of support for the election of such nominees as it provides to any other individual standing for election as a director.
Roan LLC Agreement
On the Effective Date, in connection with the Reorganization, New Linn and Roan Holdco amended and restated the limited liability company agreement of Roan LLC to cause Roan LLC to be a manager-managed limited liability company, with Roan Inc. serving as the sole manager.

Registration Rights Agreement
On the Effective Date, in connection with the Reorganization, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with certain significant holders of our Class A common stock identified on the signature pages thereto (the “Holders”).
Pursuant to, and subject to the limitations set forth in, the Registration Rights Agreement, we agreed, no later than thirty (30) days following the Reorganization, to register under federal securities laws the public offer and resale of the shares of Class A common stock held by the Holders or certain of their affiliates or permitted transferees on a shelf registration statement.
In addition, pursuant to the Registration Rights Agreement, certain of the Holders have the right to require us, subject to certain limitations set forth therein, to effect a distribution of any or all of their shares of Class A common stock by means of an underwritten offering. Further, subject to certain exceptions, if at any time we propose to register an offering of its equity securities or conduct an underwritten offering, whether or not for our own account, then we must notify the Holders of such proposal reasonably in advance of the anticipated filing date or commencement of the underwritten offering, as applicable, to allow them to include a specified number of their shares in that registration statement or underwritten offering, as applicable.
These registration rights are subject to certain conditions and limitations, including our right to limit the number of shares to be included in a registration statement or underwritten offering and our right to delay or withdraw a registration statement under certain circumstances. We will generally pay all registration expenses in connection with our obligations under the Registration Rights Agreement other than underwriting discounts and commissions related to the shares sold by the selling stockholders, regardless of whether a registration statement is filed or becomes effective.
We are generally required to maintain the effectiveness of the shelf registration statement with respect to any Holder until the date on which there are no longer any Registrable Securities (as defined in the Registration Rights Agreement) outstanding.
Pursuant to the Registration Rights Agreement, certain of the Holders agreed, for a period of 90 days from the Effective Date, not to (i) sell, transfer or otherwise dispose of any shares of Class A common stock or publicly disclose the intention to make any offer, sale or disposition, or (ii) make any demand for or exercise any right with respect to the registration of any shares of Class A common stock other than (A) in connection with an underwritten offering pursuant to the terms of the Registration Rights Agreement, (B) in connection with the filing of any registration statement effected pursuant to the terms of the Registration Rights Agreement, (C) sales, transfers and dispositions of shares of Class A common stock up to an aggregate of 10% of the Class A common stock outstanding on the Effective Date and (D) distributions of shares of Class A common stock to members, partners or stockholders of such Holders.
Voting Agreement
Following the Linn Merger and the Holdco Merger, on the Effective Date, in connection with the Reorganization, we entered into a voting agreement (the “Voting Agreement”) with the principal stockholders. Pursuant to the terms of the Voting Agreement, on September 27, 2018, the principal stockholders voted all of their outstanding shares of our Class A common stock in favor of the adoption and approval of our second amended and restated certificate of incorporation, our second amended and restated bylaws, the amended and restated certificate of incorporation of New Linn and the second amended and restated bylaws of New Linn, and such documents were adopted and approved, effective as of the September 27, 2018.
Procedures for Approval of Related Party Transactions

A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any Related Person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;

•	any person who is known by us to be the beneficial owner of more than 5% of our Class A common stock;

•
any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our Class A common stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our Class A common stock; and

•
any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest. Our board of directors adopted a written related party transactions policy. Pursuant to this policy, our audit committee will review all material facts of all future

Related Party Transactions and either approve or disapprove entry into the Related Party Transaction, subject to certain limited exceptions. In determining whether to approve or disapprove entry into a Related Party Transaction, our audit committee shall take into account, among other factors, the following: (i) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances; and (ii) the extent of the Related Person’s interest in the transaction. Further, the policy will require that all Related Party Transactions required to be disclosed in our filings with the SEC be so disclosed in accordance with applicable laws, rules and regulations.

Director Independence

The board of directors reviewed the independence of our directors using the independence standards of the NYSE and, based on this review, determined that Messrs. Tripodo, Bonanno, Lederman, Lovoi, Loyd, Raleigh and Taylor are independent within the meaning of the NYSE listing standards currently in effect and that Messrs. Tripodo and Bonanno are independent within the meaning of 10A-3 of the Exchange Act. In assessing the independence of our directors, the board of directors considered a number of factors including, for example, with respect to Messrs. Lovoi, Loyd and Raleigh, their affiliation with Roan Holdings, with respect to Messrs. Bonanno, Lederman and Taylor, their prior affiliation with New Linn and with the York Capital funds, the Fir Tree funds and the Elliott funds, respectively, and with respect to Mr. Tripodo, his affiliation with Arch Creek Advisors LLC, which previously provided temporary consulting services to the Company in exchange for fees less than $120,000 in any given year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table shows the aggregate fees billed by, and paid to, PricewaterhouseCoopers LLP for services rendered in the last fiscal year:

2018

Audit Fees	$2,027,256
Audit-Related Fees	—
Tax Fees	68,657
All Other Fees	—
Total	$2,095,913

Audit Fees. Audit fees relate primarily to the audit and quarterly reviews of the consolidated financial statements and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements, including services provided in connection with issuances of auditor consents related to the Company’s registration statements filed with the SEC and related securities offerings.
Audit-Related Fees. PricewaterhouseCoopers LLP did not provide any assurance or related services during 2018 that are not otherwise disclosed as audit fees.
Tax Fees. Tax fees include fees for professional services provided for tax compliance, tax advice and tax planning, except those rendered in connection with the audit.
The charter of the Audit Committee provides that the Audit Committee is responsible for the pre-approval of all auditing services and permitted non-audit services to be performed for the Company by our independent registered public accounting firm in order to verify that the provision of such services does not impair the independent registered public accounting firm’s independence. The Audit Committee has adopted the Audit Committee Pre-Approval Policy, effective as of September 24, 2018, pursuant to which the Audit Committee has granted general pre-approval of the specified audit, audit-related, tax and other permitted services. The pre-approval policy provides that the Audit Committee must be promptly informed of the provision of any pre-approved services. Services to be provided by our independent registered public accounting firm that have not received general pre-approval, as set forth in the pre-approval policy, require specific pre-approval by the Audit Committee and must be submitted to the Audit Committee by the Company’s independent registered public accounting firm and must include a statement as to whether, in the view of such independent registered public accounting firm, the request or application is consistent with maintaining the independence of the independent registered public accounting firm in accordance with the SEC’s rules on auditor independence. All services rendered by PricewaterhouseCoopers LLP in 2018 were subject to our pre-approval policy. The Company has not agreed to indemnify PricewaterhouseCoopers LLP in connection with any of their work, except for limited indemnification for certain tax compliance and tax advisory engagements.

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

Exhibit Index

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

10.8	Second Amended and Restated Limited Liability Company Agreement of Roan Resources LLC (incorporated by reference to Exhibit 10.7 to Form 8-K filed on September 24, 2018)
10.9†	Letter Agreement, dated April 13, 2019, between Roan Resources, Inc. and Joseph A. Mills (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 18, 2019)
10.10†	Employment Agreement, dated June 18, 2018, between Roan Resources LLC and David Edwards (incorporated by reference to Exhibit 10.9 to Form 8-K filed on September 24, 2018)
10.11†	Employment Agreement, dated November 6, 2017, between Roan Resources LLC and Joel Pettit (incorporated by reference to Exhibit 10.10 to Form 8-K filed on September 24, 2018)
10.12†	Employment Agreement, dated November 6, 2017, between Roan Resources LLC and Greg Condray (incorporated by reference to Exhibit 10.11 to Form 8-K filed on September 24, 2018)
10.13†	Employment Agreement, dated September 17, 2018, between Roan Resources LLC and David Treadwell (incorporated by reference to Exhibit 10.12 to Form 8-K filed on September 24, 2018)
10.14	Indemnification Agreement, dated September 24, 2018, between Roan Resources, Inc. and Matthew Bonanno (incorporated by reference to Exhibit 10.14 to Form 8-K filed on September 24, 2018)
10.15	Indemnification Agreement, dated September 24, 2018, between Roan Resources, Inc. and Evan Lederman (incorporated by reference to Exhibit 10.15 to Form 8-K filed on September 24, 2018)
10.16	Indemnification Agreement, dated September 24, 2018, between Roan Resources, Inc. and John Lovoi (incorporated by reference to Exhibit 10.16 to Form 8-K filed on September 24, 2018)
10.17	Indemnification Agreement, dated September 24, 2018, between Roan Resources, Inc. and Paul B. Loyd Jr. (incorporated by reference to Exhibit 10.17 to Form 8-K filed on September 24, 2018)

10.18	Indemnification Agreement, dated September 24, 2018, between Roan Resources, Inc. and Michael Raleigh (incorporated by reference to Exhibit 10.18 to Form 8-K filed on September 24, 2018)
10.19	Indemnification Agreement, dated September 24, 2018, between Roan Resources, Inc. and Andrew Taylor (incorporated by reference to Exhibit 10.19 to Form 8-K filed on September 24, 2018)
10.20	Indemnification Agreement, dated September 24, 2018, between Roan Resources, Inc. and Anthony Tripodo (incorporated by reference to Exhibit 10.20 to Form 8-K filed on September 24, 2018)
10.21
Tax Matters Agreement, dated August 7, 2018, by and among Linn Energy, Inc., Riviera Resources, Inc. and the Riviera Resources, Inc. Subsidiaries (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Linn Energy, Inc. on August 10, 2018)

10.22
Transition Services Agreement, dated August 7, 2018, by and between Linn Energy, Inc. and Riviera Resources, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed by Linn Energy, Inc. on August 10, 2018)

10.23	Indemnification Agreement, dated November 5, 2018, between Roan Resources, Inc. and Joseph Mills (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 6, 2018)
10.24†*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement pursuant to the Roan Resources, Inc. Amended and Restated Management Incentive Plan
10.25	Amendment No. 4 to Credit Agreement, dated March 13, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 13, 2019)
10.26†	Employment Agreement, dated April 29, 2019, between Roan Resources LLC and Amber Bonney
10.27†	Separation Agreement and General Release of Claims between Roan Resources LLC and Tony C. Maranto, dated April 26, 2019
21.1*	List of Subsidiaries of Roan Resources, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of DeGolyer and MacNaughton
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Report of DeGolyer and MacNaughton
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

† Compensatory plan or arrangement
* Previously filed with the 2018 Form 10-K
** Previously furnished with the 2018 Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date:    April 30, 2019

ROAN RESOURCES, INC.
By:    /s/ David M. Edwards
Name:    David M. Edwards
Title:    Chief Financial Officer