Form 10-Q
period 2019-06-30
ROAN RESOURCES, INC.
filed 2019-08-07
CIK 1326428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No  ☐
As of August 5, 2019, there were 154,064,927 shares of Class A common stock, par value $0.001 per share, outstanding.

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
WTI. West Texas Intermediate.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Roan Resources, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except par value and share data)
ASSETS
Current assets
Cash and cash equivalents	$5,428	$6,883
Accounts receivable
Oil, natural gas and natural gas liquid sales	44,475	55,564
Joint interest owners and other, net	164,156	133,387
Affiliates	2,979	9,669
Prepaid drilling advances	15,996	28,977
Derivative contracts	30,511	82,180
Other current assets	4,296	6,655
Total current assets	267,841	323,315
Noncurrent assets
Oil and natural gas properties, successful efforts method	2,913,621	2,628,333
Accumulated depreciation, depletion, amortization and impairment	(335,678)	(230,836)
Oil and natural gas properties, net	2,577,943	2,397,497
Derivative contracts	12,017	20,638
Other	12,873	7,659
Total assets	$2,870,674	$2,749,109
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$85,031	$49,746
Accrued liabilities	116,174	176,494
Accounts payable and accrued liabilities – Affiliates	4,111	8,577
Revenue payable	100,070	97,963
Drilling advances	20,969	31,058
Derivative contracts	26	845
Other current liabilities	2,655	790
Total current liabilities	329,036	365,473
Noncurrent liabilities
Long-term debt	659,639	514,639
Long-term debt, net - Affiliates	44,924	—
Deferred tax liabilities, net	347,376	356,862
Asset retirement obligations	17,496	16,058
Derivative contracts	—	141
Other	5,818	902
Total liabilities	1,404,289	1,254,075
Commitments and contingencies (Note 14)
Equity
Class A common stock, $0.001 par value; 800,000,000 shares authorized; 154,064,927 shares issued and outstanding at June 30, 2019 and 152,539,532 shares issued and outstanding at December 31, 2018	154	153
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding at June 30, 2019 or December 31, 2018	—	—
Additional paid-in capital	1,648,561	1,646,401
Accumulated deficit	(182,330)	(151,520)
Total equity	1,466,385	1,495,034
Total liabilities and equity	$2,870,674	$2,749,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roan Resources, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Revenues
Oil sales	$69,196	$58,677	$129,767	$122,369
Natural gas sales	6,659	11,126	17,848	21,458
Natural gas sales – Affiliates	6,430	2,881	17,022	9,439
Natural gas liquid sales	8,482	13,205	16,820	25,144
Natural gas liquid sales – Affiliates	6,353	4,678	14,202	13,127
Gain (loss) on derivative contracts	37,054	(54,602)	(46,588)	(64,216)
Total revenues	134,174	35,965	149,071	127,321
Operating Expenses
Production expenses	6,723	7,019	21,569	15,374
Production expenses - Affiliates	4,580	—	4,580	—
Production taxes	5,065	2,296	10,104	4,682
Exploration expenses	11,406	10,633	23,894	18,483
Depreciation, depletion, amortization and accretion	44,893	24,601	86,465	46,466
General and administrative	12,311	13,086	28,136	27,106
Loss (gain) on sale of other assets	50	—	(614)	—
Total operating expenses	85,028	57,635	174,134	112,111
Total operating income (loss)	49,146	(21,670)	(25,063)	15,210
Other income (expense)
Interest expense, net	(8,462)	(1,087)	(15,206)	(2,886)
Other	(28)	—	(28)	—
Net income (loss) before income taxes	40,656	(22,757)	(40,297)	12,324
Income tax expense (benefit)	13,410	—	(9,487)	—
Net income (loss)	$27,246	$(22,757)	$(30,810)	$12,324
Earnings (loss) per share
Basic	$0.18	$(0.15)	$(0.20)	$0.08
Diluted	$0.18	$(0.15)	$(0.20)	$0.08
Weighted average number of shares outstanding
Basic	152,607	152,540	152,573	151,920
Diluted	152,725	152,540	152,573	151,920

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roan Resources, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Stockholders’ Equity
	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Members’ Equity	Total Equity
	(in thousands)
Balance at December 31, 2017	—	$—	$—	$—	$1,584,769	$1,584,769
Acquisition of oil and natural gas properties in exchange for equity units	—	—	—	—	39,906	39,906
Equity-based compensation	—	—	—	—	2,292	2,292
Net income	—	—	—	—	35,081	35,081
Balance at March 31, 2018	—	$—	$—	$—	$1,662,048	$1,662,048
Equity-based compensation	—	—	—	—	2,835	2,835
Net loss	—	—	—	—	(22,757)	(22,757)
Balance at June 30, 2018	—	$—	$—	$—	$1,642,126	$1,642,126

Balance at December 31, 2018	152,540	$153	$1,646,401	$(151,520)	$—	$1,495,034
Equity-based compensation	—	—	3,065	—	—	3,065
Net loss	—	—	—	(58,056)	—	(58,056)
Balance at March 31, 2019	152,540	$153	$1,649,466	$(209,576)	$—	$1,440,043
Shares issued in connection with Term Loan	1,525	1	2,317	—	—	2,318
Equity-based compensation	—	—	(3,222)	—	—	(3,222)
Net income	—	—	—	27,246	—	27,246
Balance at June 30, 2019	154,065	$154	$1,648,561	$(182,330)	$—	$1,466,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roan Resources, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(30,810)	$12,324
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	86,465	46,466
Unproved leasehold amortization and impairment	22,232	14,471
Gain on sale of other assets	(614)	—
Amortization of deferred financing costs	875	341
Loss on derivative contracts	46,588	64,216
Net cash received (paid) upon settlement of derivative contracts	8,677	(13,911)
Equity-based compensation	(157)	5,127
Deferred income taxes	(9,487)	—
Other	6,547	117
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable and other assets	(21,667)	(9,036)
Accounts payable and other liabilities	(2,656)	44,415
Net cash provided by operating activities	105,993	164,530
Cash flows from investing activities
Acquisition of oil and natural gas properties	—	(22,935)
Capital expenditures for oil and natural gas properties	(304,896)	(314,662)
Acquisition of other property and equipment	(83)	(2,371)
Proceeds from sale of other assets	1,214	—
Net cash used in investing activities	(303,765)	(339,968)
Cash flows from financing activities
Proceeds from borrowings	190,000	199,300
Proceeds from borrowings - Affiliates	48,750	—
Repayment of borrowings	(45,000)	—
Other	2,567	(957)
Net cash provided by financing activities	196,317	198,343
Net (decrease) increase in cash and cash equivalents	(1,455)	22,905
Cash and cash equivalents, beginning of period	6,883	1,471
Cash and cash equivalents, end of period	$5,428	$24,376

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$13,685	$2,078

Supplemental disclosure of non-cash investing and financing activities
Change in accrued capital expenditures	$(35,366)	$(34,614)
Acquisition of oil and natural gas properties for equity	$—	$39,906
Right of use assets obtained in exchange for operating lease liabilities	$6,858	$—
Shares issued in connection with Term Loan	$2,317	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Business and Organization

Roan Resources, Inc. (“Roan Inc.” or the “Company”) was formed in September 2018 to facilitate a reorganization and to become the holding company for Roan Resources LLC (“Roan LLC”). In September 2018, a series of transactions were executed with Roan LLC’s members which resulted in Roan LLC becoming a wholly owned subsidiary of Roan Inc. These transactions are hereafter referred to as the “Reorganization.” See Note 10 – Equity for further discussion of the Reorganization transaction. The accompanying historical financial statements for the three and six months ended June 30, 2018 are the financial statements of Roan LLC, our accounting predecessor. Following the Reorganization, the historical financial statements are the results of Roan Inc.

Roan LLC was initially formed by Citizen Energy II, LLC (“Citizen”) in May 2017. On August 31, 2017, a contribution agreement (the “Contribution Agreement”) by and among Roan LLC, Citizen, Linn Energy Holdings, LLC (“LEH”) and Linn Operating, LLC (together with LEH, “Linn”) was executed, pursuant to which, among other things, Citizen and Linn agreed to contribute oil and natural gas properties within an area-of-mutual-interest to Roan LLC (collectively the “Contribution”). In exchange for their contributions, Citizen and Linn each received a 50% equity interest in Roan LLC. In conjunction with the Contribution Agreement, Roan LLC entered into management services agreements with both Citizen and Linn (“MSAs”). See Note 12 –Transactions with Affiliates for additional discussion of the MSAs and transactions with Citizen and Linn.

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

Interim Financial Statements

The accompanying condensed consolidated financial statements as of December 31, 2018 were derived from the annual financial statements included in the Annual Report on Form 10-K. The unaudited interim condensed consolidated financial statements for the three and six months ended June 30, 2019 and 2018 were prepared by the Company in accordance with the accounting policies stated in the audited financial statements. In the opinion of management, the Company’s unaudited condensed consolidated financial

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

statements reflect all known adjustments necessary to fairly state the financial position of the Company and its results of operations and cash flows for such periods. All such adjustments are of a normal, recurring nature. Certain information and disclosures normally included in financial statements prepared in conformity with GAAP have been consolidated or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto.

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

Note 3 - Lease Accounting

The Company adopted ASC 842 on January 1, 2019 using the simplified transition method described in ASU 2018-11 Leases (Topic 842): Targeted Improvements. Accordingly, comparative information was not adjusted and will continue to be reported under the previous lease standard. The adoption did not require an adjustment to opening retained earnings for the cumulative effect adjustment. The Company further utilized the package of practical expedients within ASC 842 that allows an entity to not reassess the following prior to the effective date (i) whether any expired or existing contracts were or contained leases, (ii) the lease classification for any expired or existing leases or (iii) initial direct costs for any existing leases. The Company also elected the practical expedient under ASU 2018-01 Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 that allows it to not evaluate existing or expired land easements not previously accounted for as leases prior to the effective date. Finally, the Company has elected the short-term lease recognition exemption for all leases that qualify and the practical expedient to not separate lease and non-lease components for all asset classes with multiple component types.

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

To facilitate compliance with ASC 842, the Company evaluated its existing lease arrangements and enhanced its systems, processes and internal controls to identify, track and record applicable leases. The implementation and adoption of this standard resulted in the Company recognizing right-of-use assets and lease liabilities for certain of its operating leases on the accompanying condensed consolidated balance sheet as of June 30, 2019. The Company has no finance leases. The following table shows the impact of the adoption of ASC 842 on the Company’s current period balance sheet as compared to the previous lease accounting standard, ASC Topic 840, Leases (“ASC 840”):

	As of June 30, 2019
	Under ASC 842	Under ASC 840	Increase/(decrease)
	(in thousands)
Other noncurrent assets	$5,756	$—	$5,756
Other current liabilities	$1,904	$—	$1,904
Other noncurrent liabilities	$4,954	$1,102	$3,852

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

Office Buildings. The Company leases its corporate office space in Oklahoma City, Oklahoma and additional office space for its field location in Oklahoma. In general, the Company’s office lease agreements contain provisions to extend the lease and contain protective provisions that allow for early termination. Beginning in March 2019, the Company began paying its portion of the building’s operating expenses, as defined in the corporate office lease agreement. These expenses are considered variable leases payments, which were not included in the measurement of the lease liability. The Company’s office building leases are long term leases reflected under ASC 842 on the accompanying condensed consolidated balance sheet as of June 30, 2019.

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

Contract Balances

The Company recognizes sales of oil, natural gas, and NGLs at a point in time when it satisfies a performance obligation and at that point the Company has an unconditional right to receive payment. Accordingly, these contracts do not give rise to contract assets or contract liabilities under ASC 606. The Company had accounts receivable related to revenue from contracts with customers as of June 30, 2019 and December 31, 2018 of approximately $47.5 million and $65.2 million, respectively, which represent this unconditional right to receive payment.

Prior Period Performance Obligations

To record revenues for oil, natural gas and NGLs, the Company estimates the amount of production delivered at the end of each month and the prices expected to be received for those sales. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month payment is received from the customer. For the three and six months ended June 30, 2019 and 2018, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 5 – Oil and Natural Gas Properties
The Company’s oil and natural gas properties are in the continental United States. The oil and natural gas properties include the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Oil and natural gas properties
Proved	$1,842,548	$1,538,379
Unproved	1,071,073	1,089,954
Less: accumulated depreciation, depletion, amortization and impairment	(335,678)	(230,836)
Oil and natural gas properties, net	$2,577,943	$2,397,497

The Company recorded amortization expense on its unproved oil and natural gas properties of $10.9 million and $7.1 million for the three months ended June 30, 2019 and 2018, respectively, and $22.2 million and $14.5 million for the six months ended June 30, 2019 and 2018, respectively. Unproved leasehold amortization expense is reflected in exploration expense on the accompanying condensed consolidated statements of operations and reflects consideration of the Company’s drilling plans and the lease terms of its existing unproved properties. No impairment of proved oil and natural gas properties was recorded for the three and six months ended June 30, 2019 or 2018.

Note 6 – Asset Retirement Obligations

The following is a reconciliation of the changes in the Company’s asset retirement obligation (“ARO”) for the six months ended June 30, 2019 (in thousands):

Asset retirement obligation, December 31, 2018	$16,848
Liabilities incurred or acquired	920
Revisions in estimated cash flows	—
Liabilities settled	(90)
Accretion expense	569
Asset retirement obligation, June 30, 2019	18,247
Less: current portion of obligations (1)	751
Asset retirement obligation – long term	$17,496
(1) The current portion of the ARO liability is included in other current liabilities on the condensed consolidated balance sheet.

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Credit Facility	$659,639	$514,639
Term Loan	50,000	—
Unamortized original issue discount on Term Loan	(1,250)	—
Deferred financing costs on Term Loan	(3,826)	—
Less: current portion	—	—
Total Long-term debt, net	$704,563	$514,639

Credit Facility

In September 2017, the Company entered into a $750.0 million credit agreement with a maturity date of September 5, 2022 (as amended, the “Credit Facility”). Redetermination of the borrowing base of the Credit Facility occurs semiannually on or about October 1 and April 1. As of June 30, 2019, the Company had $659.6 million of outstanding borrowings and no letters of credit outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Roan LLC. As discussed below, the Company entered into a Term Loan in June 2019 and used a majority of the proceeds from the initial borrowing to pay down $45.0 million of outstanding borrowings under the Credit Facility.

The Company amended the Credit Facility in March 2019 to increase the borrowing base as well as to allow for (i) secured permitted additional debt of up to $250 million before any reduction in the borrowing base would occur and (ii) unsecured permitted additional debt of up to $400 million before any reduction in the borrowing base would occur.

Effective June 2019, the Credit Facility was amended to (i) reaffirm the borrowing base at $750.0 million, (ii) temporarily reduce the current ratio to 0.85 to 1.00 at June 30, 2019 and to 0.80 to 1.00 at September 30, 2019, (iii) increase the rates in the utilization grid for LIBOR and ABR loans by 0.25% until the Company delivers a compliance certificate demonstrating a current ratio of not less than 1.00 to 1.00, (iv) increase the mortgage coverage requirements from 85% to 95%; and (v) restrict certain payments between Roan Inc and Roan LLC in the event that Roan LLC transfers any of its oil and natural gas properties to Roan Inc.

Amounts borrowed under the Credit Facility bear interest at London Interbank Offered Rate (“LIBOR”) or the alternate base rate (“ABR”) at the Company’s election. The rate used for ABR loans is based on the higher of the prime rate, the federal funds effective rate plus 0.50% or the one-month LIBOR rate plus 1%. Either rate is adjusted upward by an applicable margin, based on the utilization percentage of the Credit Facility. Additionally, the Credit Facility provides for a commitment fee, which is payable at the end of each calendar quarter. The pricing grid below shows the applicable margin for LIBOR rate or ABR loans as well as the commitment fee depending on the Utilization Level (as defined in the credit agreement) until the Company delivers a compliance certificate demonstrating a current ratio of not less than 1.00 to 1.00.

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Utilization Level	Utilization	LIBOR Margin	ABR Margin	Commitment Fee
Level I	<25%	2.25%	1.25%	0.375%
Level II	>25% but <50%	2.50%	1.50%	0.375%
Level III	>50% but <75%	2.75%	1.75%	0.500%
Level IV	>75% but <90%	3.00%	2.00%	0.500%
Level V	>90%	3.25%	2.25%	0.500%

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

The Credit Facility also contains financial covenants requiring the Company to comply with a leverage ratio of the Company’s consolidated debt to consolidated EBITDAX (as defined in the credit agreement) for the period of four fiscal quarters then ended of not more than 4.00 to 1.00 and a current ratio of the Company’s consolidated current assets to consolidated current liabilities (as defined in the credit agreement to exclude non-cash assets and liabilities under ASC Topic 815 Derivatives and Hedging and ASC Topic 410 Asset Retirement and Environmental Obligations) of not less than 0.85 to 1.00 for the quarter ended June 30, 2019, not less than 0.80 to 1.00 for the quarter ended September 30, 2019 and not less than 1.00 to 1.00 for all quarters thereafter.

As of June 30, 2019, the Company was in compliance with the covenants under the Credit Facility and expects to remain in compliance for the next twelve months. If the Company is not able to maintain compliance with the covenants under the Credit Facility in the future, it would be in default under the Credit Facility. A default, if not waived, could result in acceleration of the indebtedness outstanding under the Credit Facility and a default with respect to, and an acceleration of, the indebtedness outstanding under any other debt agreements, including the Term Loan.

Term Loan

In June 2019, Roan Inc. entered into a term loan facility (“Term Loan”) with initial commitments of $100.0 million and a potential incremental commitment of $50.0 million at the Company’s election. The lenders in the facility are funds affiliated with certain significant stockholders of Roan Inc. that are represented on the board of directors. The Term Loan matures in October 2020 and is secured by all of the assets of Roan Inc.

Borrowings under the Term Loan bear interest at the three-month LIBOR rate plus 7.5% or ABR rate plus 6.5%, as elected by the Company. The ABR rate is the highest of the prime rate, the federal funds effective rate plus 0.50% and the one-month LIBOR rate plus 1%. The Company can elect, subject to certain conditions included in the Term Loan agreement, to pay the interest on the Term Loan in kind. Interest is payable semi-annually for LIBOR loans and quarterly for ABR loans. The borrowings under the Term Loan are issued at a discount of 2.5%. Additionally, in conjunction with the initial Term Loan commitment and any future

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

incremental commitments, the Company is required to issue shares to the lenders equal to approximately 1% of the outstanding Class A common stock at the time of the commitment.

As of June 30, 2019, the Company had borrowed $50.0 million and received proceeds of $47.8 million, which were net of the issuance discount and certain issuance fees. These proceeds were primarily used to pay down amounts outstanding under the Credit Facility. As of June 30, 2019, the outstanding borrowings under the Term Loan have an interest rate of 9.81%. The Company issued 1,525,395 shares of Class A common stock in June 2019 to the lenders of the Term Loan and received cash equal to the par value of the shares issued in return. The difference between the fair market value of the shares issued and the amount paid for such shares was considered a fee paid to the lenders and was included as deferred financing costs that will be amortized over the term of the Term Loan. The initial discount and all related financing costs are being amortized over the term of the Term Loan using the effective interest method.

Under the Term Loan, any repayment of outstanding borrowings incurs a premium equal to 1% plus any interest that would have accrued on the repaid amount if it had been outstanding for a year; provided, that such additional interest is only due in the event of prepayment before the maturity date. This premium associated with the initial borrowing, or $0.5 million, is amortized over the term of the Term Loan.

The Term Loan contains customary negative covenants including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness or create certain liens on assets, restrictions on selling of assets and restrictions on investments, dividends and other specified transactions. These covenants are subject to a number of important exceptions and qualifications. The Term Loan also contains certain affirmative covenants which, among other things, require the Company to maintain $10.0 million of liquidity, defined in the agreement as unrestricted cash plus the available borrowings under the Credit Facility and require periodic financial and reserve reporting. In addition, the Term Loan agreement contains financial covenants consistent with those required by the Credit Facility.

As of June 30, 2019, the Company was in compliance with the covenants under the Term Loan and expects to remain in compliance for the next twelve months. If the Company is not able to maintain compliance with the covenants under the Term Loan in the future, it would be in default under the Term Loan. A default, if not waived, could result in acceleration of the indebtedness outstanding under the Term Loan and a default with respect to, and an acceleration of, the indebtedness outstanding under any other debt agreements, including the Credit Facility.

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

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table reflects the Company’s open commodity contracts at June 30, 2019:

	2019	2020	2021	Total
Oil fixed price swaps
Volume (Bbl)	2,686,660	3,429,500	1,730,000	7,846,160
Weighted-average price	$59.97	$60.57	$56.08	$59.38
Natural gas fixed price swaps
Volume (MMBtu)	21,160,000	16,005,000	40,765,000	77,930,000
Weighted-average price	$2.90	$2.64	$2.80	$2.79
Natural gas basis swaps
Volume (MMBtu)	14,720,000	7,320,000	—	22,040,000
Weighted-average price	$0.52	$0.53	$—	$0.52
Natural gas liquids fixed price swaps
Volume (Bbl)	552,000	—	—	552,000
Weighted-average price	$32.25	$—	$—	$32.25

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

The following table presents the Company’s gain (loss) on derivative contracts and net cash received (paid) upon settlement of its derivative contracts for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Gain (loss) on derivative contracts	$37,054	$(54,602)	$(46,588)	$(64,216)
Net cash received (paid) upon settlement of derivative contracts (1)	$7,361	$(9,773)	$12,743	$(13,911)
(1) Includes $0.4 million of cash received upon settlement of derivative contracts prior to their contractual maturity for the six months ended June 30, 2018.

During 2018 and 2019, the Company modified certain existing derivative contracts to comply with hedging requirements under its Credit Facility. During the three and six months ended June 30, 2019, $1.2 million and $4.1 million, respectively, of net cash received upon settlement was related to such modified derivative contracts. The cash settlements for these derivatives are classified as cash flows from financing activities in the accompanying condensed consolidated statement of cash flows due to the other-than-insignificant financing element contained in the modified derivative contract. There were no settlements received or paid related to modified contracts during the three and six months ended June 30, 2018.

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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
The Company recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. During the three and six months ended June 30, 2019 and 2018, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.
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

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the amounts and classifications of the Company’s derivative assets and liabilities as of June 30, 2019 and December 31, 2018, as well as the potential effect of netting arrangements on contracts with the same counterparty (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Netting	Carrying Value
Assets
Current commodity derivatives	$—	$34,665	$—	$34,665	$(4,154)	$30,511
Noncurrent commodity derivatives	—	12,261	—	12,261	(244)	12,017
Total assets	$—	$46,926	$—	$46,926	$(4,398)	$42,528
Liabilities
Current commodity derivatives	$—	$(4,180)	$—	$(4,180)	$4,154	$(26)
Noncurrent commodity derivatives	—	(244)	—	(244)	244	—
Total liabilities	$—	$(4,424)	$—	$(4,424)	$4,398	$(26)

	December 31, 2018
	Level 1	Level 2	Level 3	Gross Fair Value	Netting	Carrying Value
Assets
Current commodity derivatives	$—	$85,728	$—	$85,728	$(3,548)	$82,180
Noncurrent commodity derivatives	—	21,565	—	21,565	(927)	20,638
Total assets	$—	$107,293	$—	$107,293	$(4,475)	$102,818
Liabilities
Current commodity derivatives	$—	$(4,393)	$—	$(4,393)	$3,548	$(845)
Noncurrent commodity derivatives	—	(1,068)	—	(1,068)	927	(141)
Total liabilities	$—	$(5,461)	$—	$(5,461)	$4,475	$(986)

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

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 10 – Equity

In connection with the Term Loan commitment, the Company issued 1,525,395 shares of its Class A common stock to the lenders. See further discussion in Note 7 – Long-Term Debt. The lenders paid cash equal to the par value of the shares issued or $1,525. The difference between the fair market value of the shares and the amount paid was considered a fee paid to the lenders that will be amortized over the term of the Term Loan. The fair market value of the shares was calculated as the closing price of the Company’s Class A common stock on the day before the subscription agreement was executed.

Earnings per Share

The following table presents a reconciliation of the basic weighted average shares outstanding to diluted weighted average shares outstanding for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Basic	152,607	152,540	152,573	151,920
Restricted stock units	118	—	—	—
Diluted	152,725	152,540	152,573	151,920

The Company uses the treasury stock method to determine the diluted weighted average shares. A portion of the outstanding restricted stock units were deemed anti-dilutive for the three months ended June 30, 2019 and all of the restricted stock units were deemed anti-dilutive for the six months ended June 30, 2019 and were therefore excluded from dilutive weighted average shares. Weighted average restricted stock units excluded from the dilutive weighted average shares were 779,209 for the three months ended June 30, 2019 and 457,739 for the six months ended June 30, 2019. All performance share unit awards were deemed anti-dilutive for all periods presented and were therefore excluded from dilutive weighted average shares. See further discussion of the Company’s equity awards in Note 11 – Equity Compensation.

Reorganization

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

Roan LLC Equity

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

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Note 11 – Equity Compensation

In connection with the Reorganization, the Company adopted the Roan Resources, Inc. Amended and Restated Management Incentive Plan (the “Plan”), which provides for grants of options, stock appreciation rights, restricted stock unit, stock awards, dividend equivalents, other stock-based awards, cash awards and substitute awards.

Performance Share Units

Prior to the Reorganization, Roan LLC granted performance share units to certain of its employees under the Roan LLC Management Incentive Plan. The performance share units were converted into awards of performance share units under the Plan, hereafter referred to as the “Roan LLC PSUs,” and are subject to the terms of the Plan and individual award agreements. The amount of Roan LLC PSUs that can be earned range from 0% to 200% based on the Company’s market value on December 31, 2020 (“Performance Period End Date”). The Company’s market value on the Performance Period End Date will be determined by reference to the volume-weighted average price of the Company’s Class A common stock for the 30 consecutive trading days immediately preceding the Performance Period End Date. Each earned Roan LLC PSU will be settled through the issuance of one share of the Company’s Class A common stock. Other than the security in which the Roan LLC PSUs are settled, no terms of the Roan LLC PSUs were modified in connection with the conversion of the Roan LLC PSUs.

The following table presents activity for the Roan LLC PSUs during the six months ended June 30, 2019:

	Number of PSUs	Weighted Average Fair Value	Total Fair Value ($ in thousands)
Outstanding at December 31, 2018	1,158,750	$30.95	$35,864
Granted	—	—	—
Vested	—	—	—
Forfeited	(477,500)	29.39	(14,033)
Outstanding at June 30, 2019	681,250	$32.05	$21,831

During the three months ended June 30, 2019, the Company granted performance share units (“Roan Inc PSUs”) to certain of its employees under the Plan. The amount of Roan Inc PSUs that can be earned range from 0% to 100% based on the 60-day volume weighted average price of the Company’s Class A common stock for any 60 consecutive trading days during the two-year performance period beginning on the date of grant. There were no such grants during the three months ended March 31, 2019 or during 2018.

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents activity for the Roan Inc PSUs during the six months ended June 30, 2019:

	Number of PSUs	Weighted Average Fair Value	Total Fair Value ($ in thousands)
Outstanding at December 31, 2018	—	$—	$—
Granted	1,189,918	2.55	3,034
Vested	—	—	—
Forfeited	(24,369)	2.55	(62)
Outstanding at June 30, 2019	1,165,549	$2.55	$2,972

Compensation expense associated with the Roan LLC PSUs and Roan Inc PSUs for the three months ended June 30, 2019 and 2018 was $(3.7) million and $2.8 million, respectively, and for the six months ended June 30, 2019 and 2018 was $(0.7) million and $5.1 million, respectively. During 2019, forfeitures of Roan LLC PSUs and Roan Inc PSUs resulted in the reversal of compensation expense of $5.8 million. Compensation expense is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Unrecognized expense as of June 30, 2019 for the outstanding Roan LLC PSUs and the outstanding Roan Inc PSUs was $14.1 million and will be recognized over a weighted-average remaining period of 1.72 years.

The grant date fair value of both the Roan LLC PSUs and the Roan Inc PSUs was determined using a Monte Carlo simulation model, which results in an estimated percentage of performance share units earned and estimated Company value at the end of the performance period. The grant date fair value of the Roan LLC PSUs and the Roan Inc PSUs is expensed on a straight-line basis from the grant date to the end of the performance period.

The following assumptions were used for the Monte Carlo simulation model to determine the grant date fair value and associated compensation expense for the Roan Inc PSU awards granted in 2019:

Equity volatility	65.00%
Weighted average risk-free interest rate	2.25%

Restricted Stock Units

Under the Plan, the Company is authorized to issue restricted stock units, hereafter referred to as the “RSUs,” to eligible employees and other service providers. The Company estimates the fair values of RSUs as of the closing price of the Company’s Class A common stock on the grant date of the award, which is expensed over the applicable vesting period.

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents activity for the Company’s RSUs during the six months ended June 30, 2019:

	Number of RSUs	Weighted Average Fair Value	Total Fair Value ($ in thousands)
Outstanding at December 31, 2018	11,800	$16.95	$200
Granted	1,294,646	4.62	5,976
Vested	—	—	—
Forfeited	(27,183)	4.36	(118)
Outstanding at June 30, 2019	1,279,263	$4.73	$6,057

Compensation expense associated with the RSUs for three and six months ended June 30, 2019 was $0.5 million and $0.5 million, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. There were no RSUs issued prior to the Reorganization in 2018. Unrecognized expense as of June 30, 2019 for all outstanding RSUs was $5.5 million and will be recognized over a weighted-average remaining period of 2.16 years.

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

During the three and six months ended June 30, 2018, Roan LLC incurred approximately $2.5 million and $10.0 million for charges related to the services provided under the MSAs, which were recorded in general and administrative expenses in the condensed consolidated statements of operations. As the MSAs ended in April 2018, there were no such charges related to the MSAs in 2019.

Acquisition of Acreage

As provided for in the Contribution Agreement, Citizen and Linn acquired additional acreage totaling $63.0 million as of December 31, 2017 within an area of mutual interest on behalf of the Company. See Note 10 – Equity for further discussion of the settlement of the payable due to Citizen and Linn related to the additional acquired acreage.

Natural Gas Dedication Agreement

The Company has a gas dedication agreement with Blue Mountain Midstream LLC (“Blue Mountain”), a subsidiary of Riviera Resources, Inc. (“Riviera”), which has directors and shareholders in common with the Company. Amounts due from Blue Mountain at June 30, 2019 and December 31, 2018 are reflected as Accounts receivable – Affiliates in the accompanying condensed consolidated balance sheets and represent

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

accrued revenue for the Company’s portion of the production sold to Blue Mountain. Sales to Blue Mountain are reflected as Natural gas sales – Affiliates and Natural gas liquids sales – Affiliates in the accompanying condensed consolidated statements of operations. See further discussion of this gas dedication agreement in Note 14 – Commitments and Contingencies.

Corporate Office Lease

During 2018, the Company entered into a lease for office space in Oklahoma City, Oklahoma that is owned by a subsidiary of Riviera under a lease with an initial term of 5 years with an option to extend the lease for an additional 5 years at the end of the initial term. The Company paid $0.4 million and $0.7 million during the three and six months ended June 30, 2019, respectively, under this lease. During the three and six months ended June 30, 2018, the Company paid $0.1 million and $0.2 million, respectively. Total remaining payments under the lease are $7.4 million, excluding the Company’s portion of the operating expenses of the building.

Tax Matters Agreement

In conjunction with the Reorganization, the Company entered into a tax matters agreement (“TMA”) with Riviera. See Note 13 – Income Taxes for further discussion of the TMA. As a result of the TMA and the refund of an overpayment of estimated federal taxes by Linn Energy, Inc. related to the Riviera business that was received by the Company in November 2018, the Company paid $7.6 million to Riviera during the six months ended June 30, 2019.

Water Management Services Agreement

In January 2019, the Company entered into a water management services agreement with a subsidiary of Blue Mountain, Wildcat Water Gathering LLC (“Wildcat Water”). Under this agreement, Wildcat Water will provide water management services including pipeline gathering, disposal, treatment and redelivery of recycled water. The agreement provides for an acreage dedication for water management services through January 2029. Wildcat Water began providing services under this agreement in April 2019. During the three and six months ended June 30, 2019, the Company incurred costs of $8.5 million related to these services as operator of the related wells. The Company’s portion of these costs totaled $6.4 million, of which $4.6 million was included in production expenses in the accompanying condensed consolidated statements of operations and $1.8 million was capitalized in oil and natural gas properties on the accompanying condensed consolidated balance sheets. The remainder of the costs are billed out to third-party interest owners for their share of such costs. Amounts payable and accrued under this agreement at June 30, 2019 of $4.1 million are included in accounts payable and accrued liabilities - Affiliates on the accompanying condensed consolidated balance sheets.

Term Loan

In June 2019, the Company entered into the Term Loan agreement with lenders affiliated with certain stockholders of the Company that are represented on the board of directors. See further discussion in Note 7 – Long-Term Debt.

Note 13 – Income Taxes

As discussed in Note 1 – Business and Organization, Roan Inc. was formed in September 2018 in connection with the Reorganization. Roan Inc.’s accounting predecessor, Roan LLC, was treated as a flow-through entity for income tax purposes. As a result, the net taxable income or loss of Roan LLC and any related tax credits,

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

for income tax purposes, flowed through to its members. Accordingly, no tax provision was made in the historical financial statements of Roan LLC since the income tax was an obligation of its members. Roan Inc. is a corporation and subject to U.S. federal and state income tax.

The Company records its quarterly tax provision based on an estimate of the annual effective tax rate expected to apply to continuing operations for the various jurisdictions in which it operates. The Company’s effective combined U.S. federal and state income tax rate for the three and six months ended June 30, 2019 was 33.0% and 23.5%, respectively, based on estimated net income for the year. The Company’s effective tax rate for the three months ended June 30, 2019 reflects updates to the Company’s 2019 forecast based on market conditions and related changes to its drilling program. The Company’s effective tax rate for six months ended June 30, 2019 approximates the Company’s estimated annual effective tax rate which includes the federal and state income tax. The tax effects of certain items, such as tax rate changes, significant unusual or infrequent items, and certain changes in the assessment of the realizability of deferred taxes, are recognized as discrete items in the period in which they occur and are excluded from the estimated annual effective tax rate.

In conjunction with the Reorganization, the Company entered into the TMA with Riviera. The TMA, in part, provides for the indemnification of the Company and the entitlement of Riviera to refunds related to certain taxes of Linn Energy, Inc. prior to the spinoff of Riviera from Linn Energy, Inc.

Note 14 – Commitments and Contingencies

Lease Commitments

As discussed in Note 3 - Lease Accounting, the Company leases certain office buildings, drilling rigs, and field equipment under cancelable and non-cancelable leases to support our operations.

The Company’s lease costs for the three and six months ended June 30, 2019 included operating lease costs of $0.7 million and $1.1 million, respectively, and short-term lease costs of $13.6 million and $47.1 million, respectively. Short-term lease costs exclude leases with a contract term of one month or less. Included in short-term lease costs is $12.5 million and $44.6 million, respectively, of gross costs related to the Company’s drilling rig leases. The Company’s portion of the drilling rig costs are capitalized to oil and natural gas properties and the remainder is billed out to third-party interest owners for their share of such costs. Payments made for operating leases included in lease liabilities for the three and six months ended June 30, 2019 were $0.4 million and $0.7 million, respectively.

The Company’s condensed consolidated balance sheet as of June 30, 2019 included lease assets and liabilities as follows (in thousands):

Operating Leases
Operating lease right of use assets	$5,756

Current operating lease liabilities	$1,904
Noncurrent operating lease liabilities	4,954
Total operating lease liabilities	$6,858

The weighted average remaining lease term for our operating leases is 3.8 years and the weighted average discount rate is 8.5%.

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company’s operating lease liabilities as of June 30, 2019 with enforceable contract terms that are greater than one year mature as follows (in thousands):

2019	$986
2020	2,046
2021	2,136
2022	2,229
2023	456
Thereafter	171
Total lease payments	8,024
Less imputed interest	(1,166)
Total	$6,858

The Company’s future lease payments under ASC 840 as of December 31, 2018 were not materially different than those presented above.

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

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to comply with regulatory policies and procedures. At June 30, 2019, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

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

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

For the oil and natural gas properties contributed by Linn, the Company assumed Linn’s dedication agreement with Blue Mountain. The agreement with Blue Mountain requires the Company to deliver its natural gas production from the contract area, as defined in the agreement, through November 2030. There is no specified volume or volume penalty in the agreement.

Volume Commitment

Under an agreement with a third party, the Company has a requirement to deliver a minimum volume of natural gas from a specified area, as defined in the agreement. In the event that the Company is unable to meet this natural gas volume delivery commitment, it would incur deficiency fees on any undelivered volumes as of November 2021.  Based on expected production from currently producing wells in the specified area, the Company anticipates that it may not deliver the required minimum volume of natural gas by November 2021. As a result, the Company has accrued $0.6 million for its share of the estimated shortfall deficiency fees as of June 30, 2019. The accrued liability is included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet. If the Company is unable to deliver any natural gas volumes subsequent to June 30, 2019 through November 2021, total shortfall deficiency fees of $7.0 million would be due at the end of the commitment period.

Note 15 – Subsequent Events

Subsequent to June 30, 2019, the Company entered into fixed price swaps for 1,500 Bbls per day of NGL production at a weighted average price of $24.50 for the period of January 2020 to December 2020 and basis swaps for 10,000 Mcf per day of natural gas production at a weighted average price of $0.41 for the period of January 2020 to December 2020.

In July 2019, the Company entered into an oil gathering agreement with a subsidiary of Blue Mountain, Wildcat Oil Gathering LLC. The agreement provides for dedication of certain of the Company’s acreage for a term of 10 years.

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

Outlook

In the second quarter of 2019, our Board of Directors announced plans to evaluate possible strategic alternatives, which could include, among other possibilities, a possible sale of the Company or significant assets of the Company. Any decision by the Board of Directors of the Company to pursue any such strategic alternatives will depend on a number of factors, which may be beyond our control and, as a result, we cannot provide any assurances that any of the alternatives being evaluated will be available on terms acceptable to us, on a timely basis, or at all in the foreseeable future.

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

Financial and Operational Performance

Our financial and operational performance for the six months ended June 30, 2019 included the following highlights:

•	Net loss was $30.8 million for the six months ended June 30, 2019, as compared to net income of $12.3 million for the six months ended June 30, 2018. The net loss was primarily due to:

•	$10.8 million increase in production expenses, primarily related to an increase in production volumes for the six months ended June 30, 2019;

•	$5.4 million increase in exploration expenses, primarily related to increased unproved leasehold amortization during the six months ended June 30, 2019;

•	$40.0 million increase in depreciation, depletion, amortization and accretion, primarily due to an increase in production volumes and a higher depletion rate due to increases in capital expenditures;

partially offset by:

•
$4.1 million increase in total oil, natural gas and NGL sales, primarily as a result of an increase in production volumes partially offset by a decrease in realized prices during the six months ended June 30, 2019;

•	$17.6 million decrease in loss on derivative contracts during the six months ended June 30, 2019 as a result of decreases in natural gas prices and, to a lesser extent, oil prices during this period;

•	$9.5 million income tax benefit during the six months ended June 30, 2019.

•	Average daily sales volumes were 49.9 MBoe for the six months ended June 30, 2019, an increase of 35% compared to 36.9 MBoe during the same period in 2018.

•	Drilled or participated in 69 gross (30 net) wells with first production during the first six months of 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Oil sales	71%	65%	66%	64%
Natural gas sales	14%	15%	18%	16%
Natural gas liquid sales	15%	20%	16%	20%

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

Oil and natural gas prices have been subject to significant fluctuations during the past several years. The following table sets forth the average NYMEX oil and natural gas prices for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average NYMEX prices
Oil (Bbl)	$59.79	$67.85	$57.32	$65.35
Natural gas (MMcf)	$2.66	$2.96	$2.84	$3.08

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table presents selected financial and operating information for the periods presented.

	Three Months Ended June 30,
	2019	2018
Production Data
Oil (MBbls)	1,198	877
Natural gas (MMcf)	12,533	9,157
Natural gas liquids (MBbls)	1,339	883
Total volumes (MBoe)	4,626	3,286
Average daily total volumes (MBoe/d)	50.8	36.1
Average Prices - as reported
Oil (per Bbl)	$57.76	$66.91
Natural gas (per Mcf)	$1.04	$1.53
Natural gas liquids (per Bbl)	$11.08	$20.25
Total (per Boe)	$20.99	$27.56
Average Prices - including impact of derivative contract settlements
Oil (per Bbl)	$58.17	$54.41
Natural gas (per Mcf)	$1.33	$1.66
Natural gas liquids (per Bbl)	$13.53	$20.25
Total (per Boe)	$22.59	$24.59
Average Prices - excluding gathering, transportation and processing costs
Oil (per Bbl)	$58.00	$66.91
Natural gas (per Mcf)	$1.82	$1.95
Natural gas liquids (per Bbl)	$15.57	$26.60
Total (per Boe)	$24.45	$30.44

Revenues

Our operating revenues includes revenues from the sale of oil, natural gas and NGLs and gain (loss) on derivative contracts. The following table provides information on our operating revenues:

	Three Months Ended June 30,
	2019	2018
Revenues	(in thousands)
Oil sales	$69,196	$58,677
Natural gas sales	13,089	14,007
Natural gas liquid sales	14,835	17,883
Gain (loss) on derivative contracts	37,054	(54,602)
Total revenues	$134,174	$35,965

Oil sales. Our oil sales increased by approximately $10.5 million, or 18%, to $69.2 million for the three months ended June 30, 2019 from $58.7 million for the three months ended June 30, 2018. This increase was primarily due to the increase in volumes during the three months ended June 30, 2019 of 321 MBbls, or 37%, which resulted from the wells brought on line during the second half of 2018 and the first half of 2019. The increase in oil sales from higher volumes was partially offset by the decrease in the average sales prices received for produced volumes. The decrease in average sales prices received on our oil production for the three months ended June 30, 2019 reflects the decrease in the index price for oil in the 2019 period as compared to the 2018 period.

Natural Gas sales. Our natural gas sales decreased by approximately $0.9 million, or 7%, to $13.1 million for the three months ended June 30, 2019 from $14.0 million for the three months ended June 30, 2018. This decrease was primarily due to the decrease in the average sales prices received for produced volumes. The decrease in average sales prices received on our natural gas production for the three months ended June 30, 2019 reflects the decrease in the index price for natural gas in the 2019 period as compared to the 2018 period. The decrease in natural gas sales from lower sales prices was partially offset by an increase in production. Our natural gas production increased 3,376 MMcf, or 37%, to 12,533 MMcf for the three months ended June 30, 2019 from 9,157 MMcf for the three months ended June 30, 2018. The increase in production volumes was due to drilling activity during 2018 and the first half of 2019.

NGL sales. Our NGL sales decreased by approximately $3.0 million, or 17%, to $14.8 million for the three months ended June 30, 2019 from $17.9 million for the three months ended June 30, 2018. This decrease was primarily due to the decrease in the average sales prices received for produced volumes partially offset by an increase in production. The decrease in average sales prices received on our NGL production for the three months ended June 30, 2019 reflects the weakening of market pricing for NGL products in the 2019 period as compared to the 2018 period. Our NGL production increased 456 MBbls, or 52%, to 1,339 MBbls for the three months ended June 30, 2019 from 883 MBbls for the three months ended June 30, 2018. The increase in production volumes was due to drilling activity during 2018 and the first half of 2019.

Gain (loss) on derivative contracts. For the three months ended June 30, 2019, we had a gain on derivative contracts of $37.1 million compared with a loss on derivative contracts of $54.6 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, our gain on derivative contracts included a favorable change in the fair value of derivative contracts of $29.7 million and a gain on settlement of derivatives contracts of $7.4 million. For the three months ended June 30, 2018, our loss on derivative contracts included an unfavorable change in the fair value of derivative contracts of $44.8 million and a loss on settlement of derivative contracts of $9.8 million. This change in the fair value of derivative contracts was related to changes in the future price outlook for oil and natural gas prices that had a positive impact on the fair value of our derivative contracts. Additionally, we had settlements received during 2019 for natural gas and NGL derivative contracts due to favorable pricing compared to payments made during 2018 for oil derivative contracts due to unfavorable pricing.

Operating Expenses

Our operating expenses reflect costs incurred in the development, production and sale of oil, natural gas and NGLs. The following table provides information on our operating expenses:

	Three Months Ended June 30,
	2019	2018
	(in thousands, except costs per Boe)
Operating Expenses
Production expenses	$11,303	$7,019
Production taxes	5,065	2,296
Exploration expenses	11,406	10,633
Depreciation, depletion, amortization and accretion	44,893	24,601
General and administrative (1)	12,311	13,086
Loss on sale of other assets	50	—
Total	$85,028	$57,635
Average Costs per Boe
Production expenses	$2.44	$2.14
Production taxes	1.09	0.70
Exploration expenses	2.47	3.24
Depreciation, depletion, amortization and accretion	9.70	7.49
General and administrative (1)	2.66	3.98
Loss on sale of other assets	0.01	—
Total	$18.37	$17.55

(1)
General and administrative expenses for the three months ended June 30, 2019 and 2018 include $(3.2) million, or $(0.70) per Boe, and $2.8 million, or $0.86 per Boe, of equity-based compensation expense, respectively. General and administrative expenses for the three months ended June 30, 2019 includes $3.9 million, or $0.83 per Boe, of bad debt expense and $2.2 million, or $0.47 per Boe, of aborted offering costs.

Production expenses. Production expenses are the operating costs incurred to maintain production. Such costs include the cost of saltwater disposal, monitoring, pumping, chemicals, maintenance, repairs, workover expenses and direct labor and overhead related to production activities. Production expenses were $11.3 million, or $2.44 per Boe, for the three months ended June 30, 2019, which was an increase of $4.3 million, or 61%, from $7.0 million, or $2.14 per Boe, for the three months ended June 30, 2018. The increase in production expenses during 2019 compared to 2018 was primarily due to increased production and increases in water hauling and disposal costs as a result of higher water volumes as well as increases in compression services and surface repairs incurred during the three months ended June 30, 2019.

Production taxes. Production taxes are paid on produced oil, natural gas, and NGLs based primarily on a percentage of sales revenues from production sold at fixed rates established by federal, state or local taxing authorities. Production taxes were $5.1 million for the three months ended June 30, 2019, an increase of $2.8 million, or 121%, from $2.3 million for the three months ended June 30, 2018. Production taxes primarily increased due to increased production tax rates, which became effective in July 2018.

Exploration expenses. These are primarily geological and geophysical costs that include seismic survey costs, amortization of the costs of unproved properties assessed for impairment on a group basis, costs of carrying and retaining unproved properties, and costs related to unsuccessful leasing efforts. Exploration expenses were $11.4 million for the three months ended June 30, 2019, an increase of $0.8 million, or 7%, from $10.6 million for the three months ended June 30, 2018. Exploration expenses for the three months ended June 30, 2019 primarily consisted of unproved leasehold amortization. For the three months ended June 30, 2018, exploration expenses included unproved leasehold amortization of $7.1 million and geological and geophysical expenses of $3.5 million. Unproved leasehold amortization is calculated by considering our drilling plans and the lease terms of our existing unproved properties. The increase in unproved leasehold amortization for the 2019 period is primarily due to additional leasehold set to expire in upcoming periods.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion was $44.9 million, or $9.70 per Boe, for the three months ended June 30, 2019, compared to $24.6 million, or $7.49 per Boe, for the three months ended June 30, 2018, which is an increase of $20.3 million or 82%. The increase in depreciation, depletion, amortization and accretion was primarily due to an increase in the depletion rate for our oil and natural gas properties and, to a lesser extent, increased production. The per Boe increase in the depletion rate is attributable to higher capital expenditures.

General and administrative. General and administrative expenses were $12.3 million, or $2.66 per Boe, for the three months ended June 30, 2019, a decrease of $0.8 million or 6% from $13.1 million, or $3.98 per Boe, for the three months ended June 30, 2018. During the three months ended June 30, 2019, general and administrative expenses included salaries and benefits of $6.5 million, equity-based compensation expense of $(3.2) million due to forfeitures during the quarter, bad debt expense of $3.9 million and offering costs of $2.2 million, including $1.3 million that were previously deferred offering costs. During the three months ended June 30, 2018, general and administrative expenses included salaries and benefits of $4.6 million, equity-based compensation expense of $2.8 million and fees paid to Citizen and Linn under the MSAs of $2.5 million. The MSAs with Citizen and Linn concluded in April 2018.

Other Expenses

Interest expense, net. Interest expense, net of capitalized interest, for the three months ended June 30, 2019 was $8.5 million as compared to $1.1 million for the three months ended June 30, 2018. This increase was due to increased borrowings outstanding during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Income tax expense. The income tax expense for the three months ended June 30, 2019 was $13.4 million and is the result of our effective tax rate applied to our net income for the quarter. As Roan LLC was a flow‑through entity for income tax purposes, there was no income tax expense or benefit recorded for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table presents selected financial and operating information for the periods presented.

	Six Months Ended June 30,
	2019	2018
Production Data
Oil (MBbls)	2,337	1,915
Natural gas (MMcf)	24,153	18,069
Natural gas liquids (MBbls)	2,668	1,757
Total volumes (MBoe)	9,031	6,684
Average daily total volumes (MBoe/d)	49.9	36.9
Average Prices - as reported
Oil (per Bbl)	$55.53	$63.90
Natural gas (per Mcf)	$1.44	$1.71
Natural gas liquids (per Bbl)	$11.63	$21.78
Total (per Boe)	$21.67	$28.66
Average Prices - including impact of derivative contract settlements
Oil (per Bbl)	$58.80	$55.70
Natural gas (per Mcf)	$1.43	$1.81
Natural gas liquids (per Bbl)	$13.69	$21.78
Total (per Boe)	$23.08	$26.58
Average Prices - excluding gathering, transportation and processing costs
Oil (per Bbl)	$55.69	$63.90
Natural gas (per Mcf)	$2.15	$2.17
Natural gas liquids (per Bbl)	$15.94	$27.63
Total (per Boe)	$24.87	$31.43

Revenues

Our operating revenues includes revenues from the sale of oil, natural gas and NGLs and loss on derivative contracts. The following table provides information on our operating revenues:

	Six Months Ended June 30,
	2019	2018
Revenues	(in thousands)
Oil sales	$129,767	$122,369
Natural gas sales	34,870	30,897
Natural gas liquid sales	31,022	38,271
Loss on derivative contracts	(46,588)	(64,216)
Total revenues	$149,071	$127,321

Oil sales. Our oil sales increased by approximately $7.4 million, or 6%, to $129.8 million for the six months ended June 30, 2019 from $122.4 million for the six months ended June 30, 2018. This increase was primarily due to the increase in volumes during the six months ended June 30, 2019 of 422 MBbls, or 22%, which resulted from the wells brought on line during the second half of 2018 and the first half of 2019. The increase in oil sales from higher volumes was partially offset by the decrease in the average sales prices received for produced volumes. The decrease in average sales prices received on our oil production for the six months ended June 30, 2019 reflects the decrease in the index price for oil in the 2019 period as compared to the 2018 period.

Natural Gas sales. Our natural gas sales increased by approximately $4.0 million, or 13%, to $34.9 million for the six months ended June 30, 2019 from $30.9 million for the six months ended June 30, 2018. This increase was primarily due to the increase in production. Our natural gas production increased 6,084 MMcf, or 34%, to 24,153 MMcf for the six months ended June 30, 2019 from 18,069 MMcf for the six months ended June 30, 2018. The increase in production volumes was due to drilling activity during 2018 and the first half of 2019. The increase in natural gas sales from higher volumes was partially offset by the decrease in the average sales prices received for produced volumes. The decrease in average sales prices received on our natural gas production for the six months ended June 30, 2019 reflects the decrease in the index price for natural gas in the 2019 period as compared to the 2018 period.

NGL sales. Our NGL sales decreased by approximately $7.2 million, or 19%, to $31.0 million for the six months ended June 30, 2019 from $38.3 million for the six months ended June 30, 2018. This decrease was primarily due to the decrease in the average sales prices received for produced volumes partially offset by an increase in production. The decrease in average sales prices received on our NGL production for the six months ended June 30, 2019 reflects the weakening of market pricing for NGL products in the 2019 period as compared to the 2018 period. Our NGL production increased 911 MBbls, or 52%, to 2,668 MBbls for the six months ended June 30, 2019 from 1,757 MBbls for the six months ended June 30, 2018. The increase in production volumes was due to drilling activity during 2018 and the first half of 2019. Additionally, we elected ethane recovery for three of the six months in 2019 while electing ethane rejection for all six months of 2018. Under ethane recovery, we receive the ethane volumes. However, ethane typically receives a lower price on produced volumes.

Loss on derivative contracts. For the six months ended June 30, 2019, we had a loss on derivative contracts of $46.6 million compared with a loss on derivative contracts of $64.2 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, our loss on derivative contracts included an unfavorable change in the fair value of derivative contracts of $59.3 million partially offset by a gain on settlement of derivatives contracts of $12.7 million. For the six months ended June 30, 2018, our loss on derivative contracts included an unfavorable change in the fair value of derivative contracts of $50.3 million and a loss on settlement of derivative contracts of $13.9 million. We had settlements received during 2019 for oil and NGL derivative contracts due to favorable pricing compared to payments made during 2018 for oil derivative contracts due to unfavorable pricing.

Operating Expenses

Our operating expenses reflect costs incurred in the development, production and sale of oil, natural gas and NGLs. The following table provides information on our operating expenses:

	Six Months Ended June 30,
	2019	2018
	(in thousands, except costs per Boe)
Operating Expenses
Production expenses	$26,149	$15,374
Production taxes	10,104	4,682
Exploration expenses	23,894	18,483
Depreciation, depletion, amortization and accretion	86,465	46,466
General and administrative (1)	28,136	27,106
Gain on sale of other assets	(614)	—
Total	$174,134	$112,111
Average Costs per Boe
Production expenses	$2.90	$2.30
Production taxes	1.12	0.70
Exploration expenses	2.65	2.77
Depreciation, depletion, amortization and accretion	9.57	6.95
General and administrative (1)	3.12	4.06
Gain on sale of other assets	(0.07)	—
Total	$19.29	$16.78

(1)
General and administrative expenses for the six months ended June 30, 2019 and 2018 include $(0.2) million, or $(0.02) per Boe, and $5.1 million, or $0.77 per Boe, of equity-based compensation expense, respectively. General and administrative expenses for the six months ended June 30, 2019 includes $5.3 million, or $0.59 per Boe, of bad debt expense and $2.2 million, or $0.24 per Boe, of aborted offering costs.

Production expenses. Production expenses were $26.1 million, or $2.90 per Boe, for the six months ended June 30, 2019, which was an increase of $10.8 million, or 70%, from $15.4 million, or $2.30 per Boe, for the six months ended June 30, 2018. The increase in production expenses during 2019 compared to 2018 was due to increased production and increases in water hauling and disposal costs as a result of higher water volumes as well as increases in compression services and surface repairs incurred during the six months ended June 30, 2019.

Production taxes. Production taxes were $10.1 million for the six months ended June 30, 2019, an increase of $5.4 million, or 116%, from $4.7 million for the six months ended June 30, 2018. Production taxes primarily increased due to increased production tax rates, which became effective in July 2018.

Exploration expenses. Exploration expenses were $23.9 million for the six months ended June 30, 2019, an increase of $5.4 million, or 29%, from $18.5 million for the six months ended June 30, 2018. Exploration expenses for the six months ended June 30, 2019 primarily consisted of unproved leasehold amortization. For the six months ended June 30, 2018, exploration expenses included unproved leasehold amortization of

$14.5 million and geological and geophysical expenses of $4.0 million. The increase in unproved leasehold amortization for the 2019 period is primarily due to additional leasehold set to expire in upcoming periods.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion was $86.5 million, or $9.57 per Boe, for the six months ended June 30, 2019, compared to $46.5 million, or $6.95 per Boe, for the six months ended June 30, 2018, which is an increase of $40.0 million or 86%. The increase in depreciation, depletion, amortization and accretion was primarily due to an increase in the depletion rate for our oil and natural gas properties and to a lesser extent, increased production. The per Boe increase in the depletion rate is attributable to higher capital expenditures.

General and administrative. General and administrative expenses were $28.1 million, or $3.12 per Boe, for the six months ended June 30, 2019, an increase of $1.0 million or 4% from $27.1 million, or $4.06 per Boe, for the six months ended June 30, 2018. During the six months ended June 30, 2019, general and administrative expenses included salaries and benefits of $15.1 million, equity-based compensation expense of $(0.2) million due to forfeitures during the period, bad debt expense of $5.3 million, and offering costs of $2.2 million, including $1.3 million that were previously deferred offering costs. Additionally, we incurred consulting and professional fees during 2019 related to being a taxable entity and other costs due to being a public company. During the six months ended June 30, 2018, general and administrative expenses included salaries and benefits of $6.8 million, equity-based compensation expense of $5.1 million and fees paid to Citizen and Linn under the MSAs of $10.0 million. The MSAs with Citizen and Linn concluded in April 2018.

Other Expenses

Interest expense, net. Interest expense, net of capitalized interest, for the six months ended June 30, 2019 was $15.2 million as compared to $2.9 million for the six months ended June 30, 2018. This increase was due to increased borrowings outstanding during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Income tax benefit. The income tax benefit for the six months ended June 30, 2019 was $9.5 million and is the result of our effective tax rate applied to our net loss for the period. As Roan LLC was a flow-through entity for income tax purposes, there was no income tax expense or benefit recorded for the six months ended June 30, 2018.

Liquidity and Capital Resources

Our primary sources of liquidity have been borrowings under our Credit Facility and Term Loan and cash flows from operations. Our ability to fund planned capital expenditures depends in part on commodity prices, our future operating performance, availability of borrowings under our Credit Facility and Term Loan, and, more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, many of which are beyond our control. Our primary uses of capital have been for the exploration, development and acquisition of oil and natural gas properties.

Cash Flows

Our cash flows for the six months ended June 30, 2019 and 2018 are presented below:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$105,993	$164,530
Net cash used in investing activities	(303,765)	(339,968)
Net cash provided by financing activities	196,317	198,343
Net (decrease) increase in cash and cash equivalents	$(1,455)	$22,905

Cash flows provided by operating activities. Cash flows provided by operating activities for the six months ended June 30, 2019 were $106.0 million compared to $164.5 million for the six months ended June 30, 2018. The cash flows provided by operating activities in 2019 is primarily driven by changes in working capital accounts and increased revenues partially offset by higher cash expenses due to higher activity levels in 2019.

Cash flows used in investing activities. Cash flows used in investing activities for the six months ended June 30, 2019 were $303.8 million compared to $340.0 million for the six months ended June 30, 2018. The decrease in cash flows used in investing activities is due to the decrease in capital expenditures on oil and natural gas properties resulting from the decrease in drilling and completion activities in 2019 compared to the same period in 2018.

Cash flows provided by financing activities. Cash flows provided by financing activities for the six months ended June 30, 2019 were $196.3 million compared to $198.3 million for the six months ended June 30, 2018. Cash flows provided by financing activities primarily consists of borrowing under our Credit Facility. In 2019, we also had borrowings under the Term Loan as well as a repayment of a portion of the borrowings outstanding under the Credit Facility. The decrease in total borrowings in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 is due to the decrease in drilling and completion activities in 2019 compared to the same period in 2018.

Credit Facility

Our Credit Facility is a $750.0 million credit agreement with a maturity date of September 5, 2022. As of June 30, 2019, the borrowing base is set at $750.0 million. Redetermination of the borrowing base occurs semiannually on or about October 1 and April 1. As of June 30, 2019, we had $659.6 million of outstanding borrowings and no letters of credit outstanding under the Credit Facility. As the borrowing base is contingent upon the value of our reserves, continued low commodity prices may adversely impact the results of future redeterminations, which could have a significant impact on our liquidity.

Effective June 2019, the Credit Facility was amended to (i) reaffirm the borrowing base at $750.0 million, (ii) temporarily reduce the current ratio to 0.85 to 1.00 at June 30, 2019 and to 0.80 to 1.00 at September 30, 2019, (iii) increase the rates in the utilization grid for LIBOR and ABR loans by 0.25% until the Company delivers a compliance certificate demonstrating a current ratio of not less than 1.00 to 1.00, (iv) increase the mortgage coverage requirements from 85% to 95%; and (v) restrict certain payments between Roan Inc and Roan LLC in the event that Roan LLC transfers any of its oil and natural gas properties to Roan Inc.

Amounts borrowed under the Credit Facility bear interest at LIBOR or the ABR at our election. The rate used for ABR loans is based on the higher of the prime rate, the federal funds effective rate plus 0.50% or the one-month LIBOR rate plus 1%. Either rate is adjusted upward by an applicable margin (ranging from 2.00% to 3.00% for LIBOR and 1.00% to 2.00% for ABR; provided that the applicable margin will currently range from 2.25% to 3.25% for LIBOR and 1.25% to 2.25% for ABR until Roan LLC has delivered a compliance certificate demonstrating a current ratio of not less than 1.00 to 1.00), based on the utilization percentage of the Credit Facility. Additionally, the Credit Facility provides for a commitment fee of 0.375% to 0.50% based on utilization, which is payable at the end of each calendar quarter.

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

The Credit Facility also contains financial covenants requiring us to comply with a leverage ratio of consolidated debt to consolidated EBITDAX (as defined in the credit agreement) for the period of four fiscal quarters then ended of not more than 4.00 to 1.00 and a current ratio of consolidated current assets to consolidated current liabilities (as defined in the credit agreement to exclude non-cash assets and liabilities under ASC Topic 815 Derivatives and Hedging and ASC Topic 410 Asset Retirement and Environmental Obligations) as of not less than 0.85 to 1.00 for the quarter ended June 30, 2019, not less than 0.80 to 1.00 for the quarter ended September 30, 2019 and not less than 1.00 to 1.00 for all quarters thereafter.

As of June 30, 2019, we were in compliance with the covenants under the Credit Facility and expect to remain in compliance for the next twelve months. If we are not able to maintain compliance with the covenants under the Credit Facility in the future, we would be in default under the Credit Facility. A default, if not waived, could result in acceleration of the indebtedness outstanding under the Credit Facility and a default with respect to, and an acceleration of, the indebtedness outstanding under any other debt agreements, including the Term Loan. See “Risk Factors - Restrictions in our Credit Facility and Term Loan could limit our growth and our ability to engage in certain activities.”

Term Loan

In June 2019, we entered into a term loan facility (“Term Loan”) with initial commitments of $100.0 million and a potential incremental commitment of $50.0 million at our election. The lenders in the facility are funds affiliated with certain of our significant stockholders that are represented on the board of directors. The Term Loan matures in October 2020 and is secured by all of the assets of Roan Inc.

Borrowings under the Term Loan bear interest at the three-month LIBOR rate plus 7.5% or ABR rate plus 6.5%, as elected by us. The ABR rate is the highest of the prime rate, the federal funds effective rate plus 0.50% and the one-month LIBOR rate plus 1%. We can elect, subject to certain conditions included in the Term Loan agreement, to pay the interest on the Term Loan in kind. Interest is payable semi-annually for LIBOR loans and quarterly for ABR loans. The borrowings under the Term Loan are issued at a discount of 2.5%. Additionally, in conjunction with the initial Term Loan commitment and any future incremental commitments, we are required to issue shares to the lenders equal to approximately 1% of the outstanding Class A common stock at the time of the commitment.

As of June 30, 2019, we had borrowed $50.0 million and received proceeds of $47.8 million, which were net of the discount and certain issuance fees. These proceeds were primarily used to pay down amounts outstanding under the Credit Facility. As of June 30, 2019, the outstanding borrowings under the Term Loan have an interest rate of 9.81%. We issued 1,525,395 shares of Class A common stock in June 2019 to the lenders of the Term Loan and received cash equal to the par value of the shares issued in return. The difference between the fair market value of the shares issued and the amount paid for such shares was considered a fee paid to the lenders that will be amortized over the term of the Term Loan. The initial discount and all related financing costs are being amortized over the term of the Term Loan using the effective interest method.

Under the Term Loan, any repayment of outstanding borrowings incurs a premium equal to 1% plus any interest that would have accrued on the repaid amount if it had been outstanding for a year; provided, that such additional interest is only due in the event of prepayment before the maturity date.

The Term Loan contains customary negative covenants including, but not limited to, restrictions on our ability to incur additional indebtedness or create certain liens on assets, restrictions on selling of assets and restrictions on investments, dividends and other specified transactions. These covenants are subject to a number of important exceptions and qualifications. The Term Loan also contains certain affirmative covenants which, among other things, requires us to maintain $10.0 million of liquidity, defined in the agreement as unrestricted cash plus the available borrowings under the Credit Facility, and require periodic financial and reserve reporting. In addition, the Term Loan agreement contains financial covenants consistent with those required by the Credit Facility.

As of June 30, 2019, we were in compliance with the covenants under the Term Loan and expect to remain in compliance for the next twelve months. If we are not able to maintain compliance with the covenants under the Term Loan in the future, we would be in default under the Term Loan. A default, if not waived, could result in acceleration of the indebtedness outstanding under the Term Loan and a default with respect to, and an acceleration of, the indebtedness outstanding under any other debt agreements, including the Credit Facility. See “Risk Factors - Restrictions in our Credit Facility and Term Loan could limit our growth and our ability to engage in certain activities.”

Capital Expenditures

Our primary needs for cash are development, exploration and acquisition of oil and natural gas assets, payment of contractual obligations and working capital obligations. To date, funding for these cash needs has been provided by internally-generated cash flow and financing under our Credit Facility.

Our updated capital budget for 2019 is $495 million to $525 million. During the six months ended June 30, 2019, capital expenditures were $287.1 million, including drilling and completion expenditures of $263.0 million. We expect our 2019 capital budget to be more heavily weighted in the first half of the year as a result of increased completion activity as we develop our inventory of drilled but uncompleted wells from 2018. Capital expenditures for our operated properties are largely discretionary and within our control. We could choose to defer a portion of these planned capital expenditures depending on a variety of factors, including but not limited to the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners. We will continue to monitor commodity prices and overall market conditions and can adjust our rig cadence up or down in response to changes in commodity prices and overall market conditions.

Based upon current oil and natural gas prices and production expectations for the remainder of 2019, we believe our cash flow from operations, cash on hand, and borrowings under our Credit Facility and Term Loan will be sufficient to fund our operations for the next twelve months. However, future cash flows are subject to a number of variables, many of which are beyond our control, including the level of oil and natural gas production and prices, and significant additional capital expenditures will be required to more fully develop our properties.

Working Capital

At June 30, 2019, we had a working capital deficit of $61.2 million compared to $42.2 million at December 31, 2018. Current assets decreased by $55.5 million and current liabilities decreased by $36.4 million at June 30, 2019, compared to December 31, 2018. The primary factor contributing to the increase in the working capital deficit is the decrease in the derivative contract assets of $50.9 million, which is due to the negative impact of increases in oil prices on the fair value of our open oil contracts with maturity dates in the next twelve months. This was partially offset by a decrease in our accounts payable and accrued liabilities due to the decrease in our drilling and completion activities in 2019.

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

Contractual Obligations

Our contractual obligations include long-term debt, cash interest expense on debt, pipe and equipment purchase commitments, office building leases, and drilling rig commitments. Since December 31, 2018, our outstanding borrowings on our Credit Facility due in September 2022 have increased $145.0 million, which resulted in an increase in the estimated interest expense of $15.1 million based on a weighted average interest rate of 5.41%. In addition, we have outstanding borrowings of $50.0 million on the Term Loan with a maturity date in October 2020 with estimated total interest expense of $6.6 million based on an interest rate of 9.81%. There have been no other material changes in our contractual commitments and obligations from amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations” in our Annual Report on Form 10‑K.

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

Commodity Price Risk

The following table reflects our open commodity contracts as of June 30, 2019:

	2019	2020	2021	Total
Oil fixed prices swaps
Volume (Bbl)	2,686,660	3,429,500	1,730,000	7,846,160
Weighted-average price	$59.97	$60.57	$56.08	$59.38
Natural gas fixed price swaps
Volume (MMBtu)	21,160,000	16,005,000	40,765,000	77,930,000
Weighted-average price	$2.90	$2.64	$2.80	$2.79
Natural gas basis swaps
Volume (MMBtu)	14,720,000	7,320,000	—	22,040,000
Weighted-average price	$0.52	$0.53	$—	$0.52
Natural gas liquids fixed prices swaps
Volume (Bbl)	552,000	—	—	552,000
Weighted-average price	$32.25	$—	$—	$32.25

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

At June 30, 2019, we had a net asset position of $42.5 million related to our derivative contracts. Utilizing actual derivative contractual volumes under our fixed price swaps as of June 30, 2019, an increase of 10% in the forward curves associated with the underlying commodity would have changed our net asset position to a net liability position of $7.9 million, while a decrease of 10% in the forward curves associated with the underlying commodity would have increased our net asset position to $101.0 million.

Credit Risk

Our principal exposure to credit risk is through the sale of our oil, natural gas and NGL production, which we market to energy marketing companies and refineries, and to a lesser extent, our derivative counterparties.

We are subject to credit risk resulting from the concentration of oil, natural gas and NGL receivables with four purchasers that individually comprise 10% or more of our revenue. We do not believe the loss of any single purchaser would materially impact our results of operations because oil, natural gas and NGLs are fungible products with well-established markets and numerous purchasers.

Our derivative transactions have been carried out in the over-the-counter market. The entry into derivative transactions in the over-the-counter market involves the risk that the counterparties, which are financial institutions, may be unable to meet the financial terms of the transactions. We monitor on an ongoing basis the credit ratings of our derivative counterparties and consider their credit default risk ratings in determining the fair value of our derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. The counterparties to our derivative contracts at June 30, 2019 are also lenders under our Credit Facility. As a result, we do not require collateral or other security from counterparties nor are we required to post collateral to support derivative instruments. We have master netting agreements with all of our derivative counterparties, which allow us to net our derivative assets and liabilities with the same counterparty. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility and Term Loan. The terms of the Credit Facility and Term Loan provide for interest on borrowings at LIBOR or the ABR, in each case adjusted upward by an applicable margin as defined in each agreement.

As of June 30, 2019, we had $709.6 million in outstanding borrowings under our Credit Facility and Term Loan. At June 30, 2019, the weighted average interest rate on our debt was 5.72%. An increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our interest expense of approximately $7.1 million based on outstanding borrowings of $709.6 million as of June 30, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 and 15d-15 of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at June 30, 2019 because of the material weaknesses in our internal control over financial reporting as further described below.

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

Remediation Plan for the Material Weaknesses

We have taken and will continue to take a number of actions to remediate these material weaknesses. We have implemented measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. Specifically, we have (i) hired additional IT and accounting personnel with appropriate technical skillsets, (ii) initiated design and implementation of our control environment, including the expansion of formal accounting and IT policies and procedures and financial reporting controls, (iii) conducted a company-wide assessment of our control environment, (iv) implemented appropriate review and oversight responsibilities within the accounting, financial reporting, and reservoir engineering functions and (v) evaluated controls over our information technology environment. To remediate our existing material weaknesses, we require additional time to demonstrate the effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We can give no assurance that these actions will remediate these material weaknesses in internal controls or that additional material weaknesses in our internal control over financial reporting will not be identified in the future.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, which materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the period ended March 31, 2019, except as set forth below.

Restrictions in our Credit Facility and Term Loan could limit our growth and our ability to engage in certain activities.

Our Credit Facility and Term Loan contain a number of significant covenants, including restrictive covenants that may limit our ability to, among other things:

•	incur additional indebtedness;

•	incur liens;

•	enter into mergers;

•	sell assets;

•	make investments and loans;

•	make or declare dividends;

•	make certain payments to Roan LLC;

•	enter into commodity hedges exceeding a specified percentage of our expected production or proved reserves;

•	enter into interest rate hedges exceeding a specified percentage of our outstanding indebtedness; and

•	engage in transactions with affiliates.

In addition, our Credit Facility and Term Loan require us to maintain certain financial ratios or to reduce our indebtedness if we are unable to comply with such ratios. In June 2019, we used the majority of the proceeds from the Term Loan borrowing to pay down a portion of the outstanding borrowings under the Credit Facility and amended the Credit Facility in order to improve our leverage position and our ability to meet upcoming covenants.

The restrictions in our Credit Facility and Term Loan may also limit our ability to obtain future financings to withstand a future downturn in our business or the economy in general, or to otherwise conduct necessary corporate activities. We may also be prevented from taking advantage of business opportunities that arise because of the limitations that the restrictive covenants under our Credit Facility and Term Loan impose on us.

A breach of any covenant in our Credit Facility or Term Loan would result in a default under such facility after any applicable grace periods. A default, if not waived, could result in acceleration of the indebtedness outstanding under our Credit Facility and Term Loan and in a default with respect to, and an acceleration of, the indebtedness outstanding under any other debt agreements. The accelerated indebtedness would become immediately due and payable. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such indebtedness on acceptable terms, if at all.

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
4.1
Registration Rights Agreement, dated September 24, 2018, by and among Roan Resources, Inc. and each of the other parties listed on the signature page thereto (incorporated by reference to Exhibit 4.1 to Form 8-K filed on September 24, 2018)

4.2
Stockholders Agreement, dated September 24, 2018, by and among Roan Resources, Inc., the Existing LINN Owners (as defined therein), Roan Holdings, LLC and any other persons signatory thereto from time to time (incorporated by reference to Exhibit 4.2 to Form 8-K filed on September 24, 2018)

4.3
Amendment to the Registration Rights Agreement, dated June 26, 2019, by and among Roan Resources, Inc. and each of the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 28, 2019)

10.1	Amendment No. 4 to Credit Agreement, dated March 13, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 13, 2019)
10.2	Amendment No. 5 to Credit Agreement, dated June 19, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 20, 2019)
10.3
Common Stock Subscription Agreement, dated June 26, 2019, by and among Roan Resources, Inc. and each of the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 28, 2019)

10.4
Credit Agreement, dated June 27, 2019, by and among Roan Resources, Inc., Cortland Capital Market Services LLC and the lenders party thereto (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 28, 2019)

10.5†*	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement pursuant to the Roan Resources, Inc. Amended and Restated Management Incentive Plan
10.6†
Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement pursuant to the Roan Resources, Inc. Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.24 to Form 10-K/A filed on April 30, 2019)

10.7†	Letter Agreement, dated April 13, 2019, between Roan Resources, Inc. and Joseph A. Mills (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 18, 2019)
10.8†	Employment Agreement, dated April 29, 2019, between Roan Resources LLC, Roan Resources, Inc. and Amber Bonney (incorporated by reference to Exhibit 10.26 to Form 10-K/A filed on April 30, 2019)
10.9†
Separation Agreement and General Release of Claims, dated April 26, 2019, between Roan Resources LLC and Tony C. Maranto (incorporated by reference to Exhibit 10.27 to Form 10-K/A filed on April 30, 2019)

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

ROAN RESOURCES, INC.

Date:	August 7, 2019	/s/ Joseph A. Mills
Joseph A. Mills
Executive Chairman
(Principal Executive Officer)

Date:	August 7, 2019	/s/ David M. Edwards
David M. Edwards
Chief Financial Officer
(Principal Financial Officer)