Form 10-Q
period 2019-09-30
ROAN RESOURCES, INC.
filed 2019-11-06
CIK 1326428

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No  ☐
As of November 4, 2019, there were 154,333,746 shares of Class A common stock, par value $0.001 per share, outstanding.

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
Forward-looking statements may include statements about:

•	the satisfaction of the conditions precedent to the consummation of the proposed Merger (as defined herein), including the receipt of stockholder and regulatory approvals;

•	unanticipated difficulties or expenditures relating to the proposed Merger;

•
legal proceedings, judgments or settlements, including those that may be instituted against the Company, the board of directors of the Company, the Company’s executive officers and others following the announcement of the proposed Merger;

•	disruptions of current plans and operations caused by the announcement and pendency of the proposed Merger;

•	potential difficulties in employee retention due to the announcement and pendency of the proposed Merger;

•	the response of customers, distributors, suppliers, business partners and regulators to the announcement of the proposed Merger;

•	our business strategy;

•	our reserves;

•	our drilling plans, prospects, inventories, projects and programs;

•	our ability to replace the reserves we produce through drilling and property acquisitions;

•	our financial strategy, liquidity and capital required for our drilling program and timing related thereto;

•	our realized oil, natural gas and NGL prices;

•	the timing and amount of our future production of oil, natural gas and NGLs;

•	our competition and government regulations;

•	our ability to obtain permits and governmental approvals;

•	our pending legal or environmental matters;

•	our marketing of oil, natural gas and NGLs;

•	our leasehold or business acquisitions;

•	our costs of developing our properties;

•	our hedging strategy and results;

•	general economic conditions;

•	credit markets;

•	uncertainty regarding our future operating results including initial production values and liquid yields in our type curve areas;

•	the costs, terms and availability of gathering, processing, fractionation and other midstream services; and

•	our plans, objectives, expectations and intentions that are not historical.

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
WTI. West Texas Intermediate.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Roan Resources, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018
	(in thousands, except par value and share data)
ASSETS
Current assets
Cash and cash equivalents	$3,464	$6,883
Accounts receivable
Oil, natural gas and natural gas liquid sales, net	41,635	55,564
Joint interest owners and other, net	146,449	133,387
Affiliates	2,684	9,669
Prepaid drilling advances	3,898	28,977
Derivative contracts	47,840	82,180
Other current assets	5,922	6,655
Total current assets	251,892	323,315
Noncurrent assets
Oil and natural gas properties, successful efforts method	3,040,279	2,628,333
Accumulated depreciation, depletion, amortization and impairment	(400,710)	(230,836)
Oil and natural gas properties, net	2,639,569	2,397,497
Derivative contracts	18,794	20,638
Other	11,780	7,659
Total assets	$2,922,035	$2,749,109
LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$67,821	$49,746
Accrued liabilities	84,716	176,494
Accounts payable and accrued liabilities – Affiliates	7,721	8,577
Revenue payable	99,623	97,963
Drilling advances	15,885	31,058
Derivative contracts	—	845
Other current liabilities	2,666	790
Total current liabilities	278,432	365,473
Noncurrent liabilities
Long-term debt	732,639	514,639
Long-term debt, net - Affiliates	45,595	—
Deferred tax liabilities, net	353,274	356,862
Asset retirement obligations	17,887	16,058
Derivative contracts	—	141
Other	5,661	902
Total liabilities	1,433,488	1,254,075
Commitments and contingencies (Note 14)
Equity
Class A common stock, $0.001 par value; 800,000,000 shares authorized; 154,333,746 shares issued and outstanding at September 30, 2019 and 152,539,532 shares issued and outstanding at December 31, 2018	154	153
Preferred stock, $0.001 par value; 50,000,000 shares authorized; no shares issued and outstanding at September 30, 2019 or December 31, 2018	—	—
Additional paid-in capital	1,651,556	1,646,401
Treasury stock, at cost	(128)	—
Accumulated deficit	(163,035)	(151,520)
Total equity	1,488,547	1,495,034
Total liabilities and equity	$2,922,035	$2,749,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roan Resources, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Revenues
Oil sales	$70,371	$74,987	$200,138	$197,356
Natural gas sales	7,114	10,442	24,962	31,900
Natural gas sales – Affiliates	4,070	7,617	21,092	17,056
Natural gas liquid sales	6,901	12,983	23,721	38,127
Natural gas liquid sales – Affiliates	3,924	14,123	18,126	27,250
Gain (loss) on derivative contracts	40,675	(36,704)	(5,913)	(100,920)
Total revenues	133,055	83,448	282,126	210,769
Operating Expenses
Production expenses	7,439	14,737	29,008	30,111
Production expenses - Affiliates	5,431	—	10,011	—
Production taxes	4,839	6,210	14,943	10,892
Exploration expenses	14,578	11,646	38,472	30,129
Depreciation, depletion, amortization and accretion	55,504	37,164	141,969	83,630
General and administrative	8,752	13,177	36,888	40,283
Gain on sale of other assets	(31)	—	(645)	—
Total operating expenses	96,512	82,934	270,646	195,045
Total operating income	36,543	514	11,480	15,724
Other income (expense)
Interest expense, net	(9,051)	(2,092)	(24,230)	(4,978)
Interest expense - Affiliates	(2,317)	—	(2,344)	—
Other	18	—	(10)	—
Net income (loss) before income taxes	25,193	(1,578)	(15,104)	10,746
Income tax expense (benefit)	5,898	299,662	(3,589)	299,662
Net income (loss)	$19,295	$(301,240)	$(11,515)	$(288,916)
Earnings (loss) per share
Basic	$0.13	$(1.97)	$(0.08)	$(1.90)
Diluted	$0.13	$(1.97)	$(0.08)	$(1.90)
Weighted average number of shares outstanding
Basic	154,150	152,540	153,104	152,129
Diluted	154,150	152,540	153,104	152,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roan Resources, Inc.
Condensed Consolidated Statements of Changes in Equity (Unaudited)

	Stockholders’ Equity
	Common Stock (Shares)	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Members’ Equity	Total Equity
	(in thousands)
Balance at December 31, 2017	—	$—	$—	$—	$—	$1,584,769	$1,584,769
Acquisition of oil and natural gas properties in exchange for equity units	—	—	—	—	—	39,906	39,906
Equity-based compensation	—	—	—	—	—	2,292	2,292
Net income	—	—	—	—	—	35,081	35,081
Balance at March 31, 2018	—	$—	$—	$—	$—	$1,662,048	$1,662,048
Equity-based compensation	—	—	—	—	—	2,835	2,835
Net loss	—	—	—	—	—	(22,757)	(22,757)
Balance at June 30, 2018	—	$—	$—	$—	$—	$1,642,126	$1,642,126
Equity-based compensation (1)	—	—	192	—	—	2,741	2,933
Net loss (1)	—	—	—	(299,765)	—	(1,475)	(301,240)
Issuance of common stock upon Reorganization	152,540	153	1,643,239	—	—	(1,643,392)	—
Balance at September 30, 2018	152,540	$153	$1,643,431	$(299,765)	$—	$—	$1,343,819
(1) Amounts were allocated to stockholders’ equity and members’ equity to reflect the Reorganization. See Note 10 – Equity for discussion of the Reorganization.

Balance at December 31, 2018	152,540	$153	$1,646,401	$(151,520)	$—	$—	$1,495,034
Equity-based compensation	—	—	3,065	—	—	—	3,065
Net loss	—	—	—	(58,056)	—	—	(58,056)
Balance at March 31, 2019	152,540	$153	$1,649,466	$(209,576)	$—	$—	$1,440,043
Issuance of common stock in connection with Term Loan	1,525	1	2,317	—	—	—	2,318
Equity-based compensation	—	—	(3,222)	—	—	—	(3,222)
Net income	—	—	—	27,246	—	—	27,246
Balance at June 30, 2019	154,065	$154	$1,648,561	$(182,330)	$—	$—	$1,466,385
Vesting of restricted stock units	269	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	(128)	—	(128)
Equity-based compensation	—	—	2,995	—	—	—	2,995
Net income	—	—	—	19,295	—	—	19,295
Balance at September 30, 2019	154,334	$154	$1,651,556	$(163,035)	$(128)	$—	$1,488,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roan Resources, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities
Net loss	$(11,515)	$(288,916)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	141,969	83,630
Unproved leasehold amortization and impairment	35,932	25,642
Gain on sale of other assets	(645)	—
Amortization of deferred financing costs	2,332	571
Loss on derivative contracts	5,913	100,920
Net cash received (paid) upon settlement of derivative contracts	20,006	(27,462)
Equity-based compensation	2,838	8,060
Deferred income taxes	(3,589)	299,662
Other	4,110	551
Changes in operating assets and liabilities increasing (decreasing) cash:
Accounts receivable and other assets	(31,775)	(154,716)
Accounts payable and other liabilities	4,422	158,702
Net cash provided by operating activities	169,998	206,644
Cash flows from investing activities
Acquisition of oil and natural gas properties	—	(22,935)
Capital expenditures for oil and natural gas properties	(447,433)	(485,580)
Acquisition of other property and equipment	(83)	(2,353)
Proceeds from sale of other assets	1,475	—
Net cash used in investing activities	(446,041)	(510,868)
Cash flows from financing activities
Proceeds from borrowings	263,000	309,300
Proceeds from borrowings - Affiliates	48,750	—
Repayment of borrowings	(45,000)	—
Other	5,874	(2,647)
Net cash provided by financing activities	272,624	306,653
Net (decrease) increase in cash and cash equivalents	(3,419)	2,429
Cash and cash equivalents, beginning of period	6,883	1,471
Cash and cash equivalents, end of period	$3,464	$3,900

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$22,172	$4,024

Supplemental disclosure of non-cash investing and financing activities
Change in accrued capital expenditures	$(61,408)	$38,593
Acquisition of oil and natural gas properties for equity	$—	$39,906
Right of use assets obtained in exchange for operating lease liabilities	$6,336	$—
Issuance of common stock in connection with Term Loan	$2,317	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Business and Organization

Roan Resources, Inc. (“Roan Inc.” or the “Company”) was formed in September 2018 to facilitate a reorganization and to become the holding company for Roan Resources LLC (“Roan LLC”). In September 2018, a series of transactions were executed with Roan LLC’s members which resulted in Roan LLC becoming a wholly owned subsidiary of Roan Inc. These transactions are hereafter referred to as the “Reorganization.” See Note 10 – Equity for further discussion of the Reorganization transaction. The accompanying historical financial statements for the three and nine months ended September 30, 2018 are the financial statements of Roan LLC, our accounting predecessor. Following the Reorganization, the historical financial statements are the results of Roan Inc.

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

On October 1, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Citizen Energy Operating, LLC, a Delaware limited liability company (“Citizen Operating”), Citizen Energy Pressburg, Inc., a Delaware corporation and wholly owned subsidiary of Citizen Operating (“Merger Sub”) and the Company. The Merger Agreement provides for, among other things, the merger of the Company into Merger Sub with the Company as the surviving entity and a wholly owned subsidiary of Citizen Operating (the “Merger”). See Note 15 – Subsequent Events for additional discussion of the merger transaction.

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

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Interim Financial Statements

The accompanying condensed consolidated financial statements as of December 31, 2018 were derived from the annual financial statements included in the Annual Report on Form 10-K. The unaudited interim condensed consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 were prepared by the Company in accordance with the accounting policies stated in the audited financial statements. In the opinion of management, the Company’s unaudited condensed consolidated financial statements reflect all known adjustments necessary to fairly state the financial position of the Company and its results of operations and cash flows for such periods. All such adjustments are of a normal, recurring nature. Certain information and disclosures normally included in financial statements prepared in conformity with GAAP have been consolidated or omitted, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s annual financial statements and notes thereto.

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

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

To facilitate compliance with ASC 842, the Company evaluated its existing lease arrangements and enhanced its systems, processes and internal controls to identify, track and record applicable leases. The implementation and adoption of this standard resulted in the Company recognizing right-of-use assets and lease liabilities for certain of its operating leases on the accompanying condensed consolidated balance sheet as of September 30, 2019. The Company has no finance leases. The following table shows the impact of the adoption of ASC 842 on the Company’s current period balance sheet as compared to the previous lease accounting standard, ASC Topic 840, Leases (“ASC 840”):

	As of September 30, 2019
	Under ASC 842	Under ASC 840	Increase/(decrease)
	(in thousands)
Other noncurrent assets	$5,312	$—	$5,312
Other current liabilities	$1,892	$—	$1,892
Other noncurrent liabilities	$4,444	$1,024	$3,420

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

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Certain of the Company’s lease agreements include lease and non-lease components. For all asset classes with multiple component types, the Company has utilized the practical expedient that exempts it from separating lease components from non-lease components. Accordingly, the Company accounts for the lease and non-lease components in an arrangement as a single lease component.

In addition, for all asset classes, the Company has made an accounting policy election not to apply the lease recognition requirements to its short-term leases (that is, a lease that, at commencement, has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise). Accordingly, the Company recognizes lease payments related to its short-term leases in profit or loss on a straight-line basis over the lease term. To the extent that there are variable lease payments, the Company recognizes those payments in profit or loss in the period in which the obligation for those payments is incurred. Refer to “Nature of Leases” below for further information regarding those asset classes that include material short-term leases.

Nature of Leases

The Company leases certain office space, drilling rigs and field equipment under cancelable and non-cancelable leases to support our operations.

Office Buildings. The Company leases its corporate office space in Oklahoma City, Oklahoma and additional office space for its field location in Oklahoma. In general, the Company’s office lease agreements contain provisions to extend the lease and contain protective provisions that allow for early termination. Beginning in March 2019, the Company began paying its portion of the building’s operating expenses, as defined in the corporate office lease agreement. These expenses are considered variable leases payments, which were not included in the measurement of the lease liability. The Company’s office building leases are long term leases reflected under ASC 842 on the accompanying condensed consolidated balance sheet as of September 30, 2019.

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

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Contract Balances

The Company recognizes sales of oil, natural gas, and NGLs at a point in time when it satisfies a performance obligation and at that point the Company has an unconditional right to receive payment. Accordingly, these contracts do not give rise to contract assets or contract liabilities under ASC 606. The Company had accounts receivable related to revenue from contracts with customers as of September 30, 2019 and December 31, 2018 of approximately $44.3 million and $65.2 million, respectively, which represent this unconditional right to receive payment.

Prior Period Performance Obligations

To record revenues for oil, natural gas and NGLs, the Company estimates the amount of production delivered at the end of each month and the prices expected to be received for those sales. Differences between estimated revenues and actual amounts received for all prior months are recorded in the month payment is received

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

from the customer. For the three and nine months ended September 30, 2019 and 2018, revenue recognized related to performance obligations satisfied in prior reporting periods was not material.

Note 5 – Oil and Natural Gas Properties
The Company’s oil and natural gas properties are in the continental United States. The oil and natural gas properties include the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Oil and natural gas properties
Proved	$1,991,687	$1,538,379
Unproved	1,048,592	1,089,954
Less: accumulated depreciation, depletion, amortization and impairment	(400,710)	(230,836)
Oil and natural gas properties, net	$2,639,569	$2,397,497

The Company recorded amortization expense on its unproved oil and natural gas properties of $13.7 million and $11.2 million for the three months ended September 30, 2019 and 2018, respectively, and $35.9 million and $25.6 million for the nine months ended September 30, 2019 and 2018, respectively. Unproved leasehold amortization expense is reflected in exploration expense on the accompanying condensed consolidated statements of operations and reflects consideration of the Company’s drilling plans and the lease terms of its existing unproved properties. No impairment of proved oil and natural gas properties was recorded for the three and nine months ended September 30, 2019 or 2018.

Note 6 – Asset Retirement Obligations

The following is a reconciliation of the changes in the Company’s asset retirement obligation (“ARO”) for the nine months ended September 30, 2019 (in thousands):

Asset retirement obligation, December 31, 2018	$16,848
Liabilities incurred or acquired	1,024
Revisions in estimated cash flows	—
Liabilities settled	(80)
Accretion expense	869
Asset retirement obligation, September 30, 2019	18,661
Less: current portion of obligations (1)	774
Asset retirement obligation – long term	$17,887
(1) The current portion of the ARO liability is included in other current liabilities on the condensed consolidated balance sheet.

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Credit Facility	$732,639	$514,639

Term Loan	$50,000	$—
Unamortized original issue discount on Term Loan	(1,022)	—
Repayment premium on Term Loan	97	—
Deferred financing costs on Term Loan	(3,480)	—
Term Loan, net	$45,595	$—

Credit Facility

In September 2017, the Company entered into a $750.0 million credit agreement with a maturity date of September 5, 2022 (as amended, the “Credit Facility”). Redetermination of the borrowing base of the Credit Facility generally occurs semiannually on or about October 1 and April 1. In October 2019, the Company entered into an amendment to its Credit Facility to postpone the October 2019 redetermination to January 2020 as well as to limit the Company’s borrowings under the Credit Facility to the lesser of (i) $732.6 million, (ii) the borrowing base, (iii) the maximum aggregate amount (as defined in the credit agreement), or (iv) the total commitments (as defined in the agreement) until the January 2020 redetermination is effective.

As of September 30, 2019, the Company had $732.6 million of outstanding borrowings and no letters of credit outstanding under the Credit Facility. The Credit Facility is secured by substantially all of the assets of Roan LLC. As discussed below, the Company entered into a Term Loan in June 2019 and used a majority of the proceeds from the initial borrowing to pay down $45.0 million of outstanding borrowings under the Credit Facility.

The Company amended the Credit Facility in March 2019 to increase the borrowing base as well as to allow for (i) secured permitted additional debt of up to $250 million before any reduction in the borrowing base would occur and (ii) unsecured permitted additional debt of up to $400 million before any reduction in the borrowing base would occur.

Effective June 2019, the Credit Facility was amended to (i) reaffirm the borrowing base at $750.0 million, (ii) temporarily reduce the current ratio to 0.85 to 1.00 at June 30, 2019 and to 0.80 to 1.00 at September 30, 2019, (iii) increase the rates in the utilization grid for London Interbank Offered Rate (“LIBOR”) and alternate base rate (“ABR”) loans by 0.25% until the Company delivers a compliance certificate demonstrating a current ratio of not less than 1.00 to 1.00, (iv) increase the mortgage coverage requirements from 85% to 95%; and (v) restrict certain payments between Roan Inc. and Roan LLC in the event that Roan LLC transfers any of its oil and natural gas properties to Roan Inc.

Amounts borrowed under the Credit Facility bear interest at LIBOR or the ABR at the Company’s election. The rate used for ABR loans is based on the higher of the prime rate, the federal funds effective rate plus 0.50% or the one-month LIBOR rate plus 1%. Either rate is adjusted upward by an applicable margin, based on the utilization percentage of the Credit Facility. Additionally, the Credit Facility provides for a commitment fee, which is payable at the end of each calendar quarter. The pricing grid below shows the applicable margin

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

for LIBOR or ABR loans as well as the commitment fee depending on the Utilization Level (as defined in the credit agreement) for the Company during the nine months ended September 30, 2019.

Utilization Level	Utilization	LIBOR Margin	ABR Margin	Commitment Fee
Level I	<25%	2.00%	1.00%	0.375%
Level II	>25% but <50%	2.25%	1.25%	0.375%
Level III	>50% but <75%	2.50%	1.50%	0.500%
Level IV	>75% but <90%	2.75%	1.75%	0.500%
Level V	>90%	3.00%	2.00%	0.500%

Due to the Company’s current ratio at September 30, 2019 being less than 1.00 to 1.00, the LIBOR margin and ABR margin will increase by 0.25% from the amounts noted in the table above for the fourth quarter of 2019.

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

The Credit Facility also contains financial covenants requiring the Company to comply with a leverage ratio of the Company’s consolidated debt to consolidated EBITDAX (as defined in the credit agreement) for the period of four fiscal quarters then ended of not more than 4.00 to 1.00 and a current ratio of the Company’s consolidated current assets to consolidated current liabilities (as defined in the credit agreement to exclude non-cash assets and liabilities under ASC Topic 815 Derivatives and Hedging and ASC Topic 410 Asset Retirement and Environmental Obligations) of not less than 0.80 to 1.00 for the quarter ended September 30, 2019 and not less than 1.00 to 1.00 for all quarters thereafter.

As of September 30, 2019, the Company was in compliance with the covenants under the Credit Facility and expects to remain in compliance for the next twelve months based on the current borrowing base. If the Company is not able to maintain compliance with the covenants under the Credit Facility in the future, it would be in default under the Credit Facility. A default, if not waived, could result in acceleration of the indebtedness outstanding under the Credit Facility and a default with respect to, and an acceleration of, the indebtedness outstanding under any other debt agreements, including the Term Loan.

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

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Borrowings under the Term Loan bear interest at the three-month LIBOR rate plus 7.5% or ABR rate plus 6.5%, as elected by the Company. The ABR rate is the highest of the prime rate, the federal funds effective rate plus 0.50% and the one-month LIBOR rate plus 1%. The Company can elect, subject to certain conditions included in the Term Loan agreement, to pay the interest on the Term Loan in kind. Interest is payable semi-annually for LIBOR loans and quarterly for ABR loans. The borrowings under the Term Loan are issued at a discount of 2.5%. Additionally, in conjunction with the initial Term Loan commitment and any future incremental commitments, the Company is required to issue shares to the lenders equal to approximately 1% of the outstanding Class A common stock at the time of the commitment.

As of September 30, 2019, the Company had borrowed $50.0 million and received proceeds of $47.8 million, which were net of the issuance discount and certain issuance fees. These proceeds were primarily used to pay down amounts outstanding under the Credit Facility. As of September 30, 2019, the outstanding borrowings under the Term Loan have an interest rate of 9.60%. The Company issued 1,525,395 shares of Class A common stock in June 2019 to the lenders of the Term Loan and received cash equal to the par value of the shares issued in return. The difference between the fair market value of the shares issued and the amount paid for such shares was considered a fee paid to the lenders and was included as deferred financing costs that will be amortized over the term of the Term Loan. The initial discount and all related financing costs are being amortized over the term of the Term Loan using the effective interest method.

Under the Term Loan, any repayment of outstanding borrowings incurs a premium equal to 1% plus any interest that would have accrued on the repaid amount if it had been outstanding for a year; provided, that such additional interest is only due in the event of prepayment before the maturity date. This premium associated with the initial borrowing, or $0.5 million, is being amortized over the term of the Term Loan.

In September 2019, the Company amended the Term Loan to permit the transfer of specified wellbore rights from Roan Inc. to Roan LLC. Additionally, the Company amended the Term Loan to specify that while the Merger Agreement, as defined in Note 15 – Subsequent Events, is effective no repayment premium would be due on any loans made after the amendment date and to specify that payment of interest in kind would not qualify as an additional loan under the Term Loan.

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

As of September 30, 2019, the Company was in compliance with the covenants under the Term Loan and expects to remain in compliance for the next twelve months. If the Company is not able to maintain compliance with the covenants under the Term Loan in the future, it would be in default under the Term Loan. A default, if not waived, could result in acceleration of the indebtedness outstanding under the Term Loan and a default with respect to, and an acceleration of, the indebtedness outstanding under any other debt agreements, including the Credit Facility.

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table reflects the Company’s open commodity contracts at September 30, 2019:

	2019	2020	2021	Total
Oil fixed price swaps
Volume (Bbl)	1,200,730	3,429,500	1,730,000	6,360,230
Weighted-average price	$60.75	$60.57	$56.08	$59.38
Natural gas fixed price swaps
Volume (MMBtu)	11,040,000	19,665,000	7,250,000	37,955,000
Weighted-average price	$2.90	$2.63	$2.65	$2.71
Natural gas basis swaps
Volume (MMBtu)	7,360,000	10,980,000	—	18,340,000
Weighted-average price	$0.52	$0.49	$—	$0.50
Natural gas liquids fixed price swaps
Volume (Bbl)	460,000	1,281,000	730,000	2,471,000
Weighted-average price	$28.66	$23.22	$21.90	$23.84

The Company nets the fair value of derivative instruments by counterparty in the accompanying condensed consolidated balance sheets where the right to offset exists. See Note 9 – Fair Value Measurements for further information regarding the fair value measurement of the Company’s derivatives.
As the Company has elected to not account for commodity derivative instruments as hedging instruments, gains or losses resulting from the change in fair value along with the gains or losses resulting from settlement of derivative contracts are reflected in gain (loss) on derivative contracts included in the accompanying condensed consolidated statements of operations.

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents the Company’s gain (loss) on derivative contracts and net cash received (paid) upon settlement of its derivative contracts for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Gain (loss) on derivative contracts	$40,675	$(36,704)	$(5,913)	$(100,920)
Net cash received (paid) upon settlement of derivative contracts (1)	$16,541	$(13,551)	$29,284	$(27,462)
(1) Includes $0.4 million of cash received upon settlement of derivative contracts prior to their contractual maturity for the nine months ended September 30, 2018.

During 2018 and 2019, the Company modified certain existing derivative contracts to comply with hedging requirements under its Credit Facility. During the three and nine months ended September 30, 2019, $5.2 million and $9.3 million, respectively, of net cash received upon settlement was related to such modified derivative contracts. The cash settlements for these derivatives are classified as cash flows from financing activities in the accompanying condensed consolidated statement of cash flows due to the other-than-insignificant financing element contained in the modified derivative contract. There were no settlements received or paid related to modified contracts during the three and nine months ended September 30, 2018.

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
The Company recognizes transfers between fair value hierarchy levels as of the end of the reporting period in which the event or change in circumstances causing the transfer occurred. During the three and nine months ended September 30, 2019 and 2018, the Company did not have any transfers between Level 1, Level 2 or Level 3 fair value measurements.

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
The following table presents the amounts and classifications of the Company’s derivative assets and liabilities as of September 30, 2019 and December 31, 2018, as well as the potential effect of netting arrangements on contracts with the same counterparty (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Gross Fair Value	Netting	Carrying Value
Assets
Current commodity derivatives	$—	$48,521	$—	$48,521	$(681)	$47,840
Noncurrent commodity derivatives	—	19,189	—	19,189	(395)	18,794
Total assets	$—	$67,710	$—	$67,710	$(1,076)	$66,634
Liabilities
Current commodity derivatives	$—	$(681)	$—	$(681)	$681	$—
Noncurrent commodity derivatives	—	(395)	—	(395)	395	—
Total liabilities	$—	$(1,076)	$—	$(1,076)	$1,076	$—

	December 31, 2018
	Level 1	Level 2	Level 3	Gross Fair Value	Netting	Carrying Value
Assets
Current commodity derivatives	$—	$85,728	$—	$85,728	$(3,548)	$82,180
Noncurrent commodity derivatives	—	21,565	—	21,565	(927)	20,638
Total assets	$—	$107,293	$—	$107,293	$(4,475)	$102,818
Liabilities
Current commodity derivatives	$—	$(4,393)	$—	$(4,393)	$3,548	$(845)
Noncurrent commodity derivatives	—	(1,068)	—	(1,068)	927	(141)
Total liabilities	$—	$(5,461)	$—	$(5,461)	$4,475	$(986)

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

When restricted stock units vest and are settled in the Company’s common stock, the Company makes the required statutory tax payments on behalf of the restricted stock unit holder and withholds from the vested award a number of shares of common stock with a value on the date of settlement equal to the tax obligation associated with such vested restricted stock units. In September 2019, the Company withheld 112,945 shares of Class A common stock for the payment of taxes due with an associated value of approximately $0.1 million. These shares were accounted for as treasury stock when withheld.

Earnings per Share

The Company uses the treasury stock method to determine the diluted weighted average shares. All performance share unit and restricted stock unit awards were deemed anti-dilutive for all periods presented in the accompanying condensed consolidated statements of operations and were therefore excluded from dilutive weighted average shares. See further discussion of the Company’s equity awards in Note 11 – Equity Compensation.

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

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The following table presents activity for the Roan LLC PSUs during the nine months ended September 30, 2019:

	Number of PSUs	Weighted Average Fair Value	Total Fair Value ($ in thousands)
Outstanding at December 31, 2018	1,158,750	$30.95	$35,864
Granted	—	—	—
Vested	—	—	—
Forfeited	(518,750)	29.71	(15,411)
Outstanding at September 30, 2019	640,000	$31.96	$20,453

During the nine months ended September 30, 2019, the Company granted performance share units (“Roan Inc PSUs”) to certain of its employees under the Plan. The amount of Roan Inc PSUs that can be earned

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

range from 0% to 100% based on the 60-day volume weighted average price of the Company’s Class A common stock for any 60 consecutive trading days during the specified performance period beginning on the date of grant. There were no such grants during 2018.

The following table presents activity for the Roan Inc PSUs during the nine months ended September 30, 2019:

	Number of PSUs	Weighted Average Fair Value	Total Fair Value ($ in thousands)
Outstanding at December 31, 2018	—	$—	$—
Granted	2,716,636	1.58	4,301
Vested	—	—	—
Forfeited	(190,735)	2.55	(486)
Outstanding at September 30, 2019	2,525,901	$1.51	$3,815

Compensation expense associated with the Roan LLC PSUs and Roan Inc PSUs for the three months ended September 30, 2019 and 2018 was $1.5 million and $2.9 million, respectively, and for the nine months ended September 30, 2019 and 2018 was $0.8 million and $8.1 million, respectively. During 2019, forfeitures of Roan LLC PSUs and Roan Inc PSUs resulted in the reversal of compensation expense of $6.5 million. Compensation expense is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. Unrecognized expense as of September 30, 2019 for the outstanding Roan LLC PSUs and the outstanding Roan Inc PSUs was $12.1 million, which will be recognized over a weighted-average remaining period of 2.21 years.

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

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table presents activity for the Company’s RSUs during the nine months ended September 30, 2019:

	Number of RSUs	Weighted Average Fair Value	Total Fair Value ($ in thousands)
Outstanding at December 31, 2018	11,800	$16.95	$200
Granted	1,676,325	3.86	6,476
Vested	(381,764)	4.65	(1,775)
Forfeited	(187,235)	4.60	(861)
Outstanding at September 30, 2019	1,119,126	$3.61	$4,040

Compensation expense associated with the RSUs for three and nine months ended September 30, 2019 was $1.5 million and $2.1 million, respectively, and is included in general and administrative expenses on the accompanying condensed consolidated statements of operations. There were no RSUs issued prior to the Reorganization in 2018. Unrecognized expense as of September 30, 2019 for all outstanding RSUs was $3.7 million, which will be recognized over a weighted-average remaining period of 1.61 years.

Note 12 –Transactions with Affiliates

Natural Gas Dedication Agreement

The Company has a gas dedication agreement with Blue Mountain Midstream LLC (“Blue Mountain”), a subsidiary of Riviera Resources, Inc. (“Riviera”), which has directors and shareholders in common with the Company. Amounts due from Blue Mountain at September 30, 2019 and December 31, 2018 are reflected as Accounts receivable – Affiliates in the accompanying condensed consolidated balance sheets and represent accrued revenue for the Company’s portion of the production sold to Blue Mountain. Sales to Blue Mountain are reflected as Natural gas sales – Affiliates and Natural gas liquids sales – Affiliates in the accompanying condensed consolidated statements of operations. See further discussion of this gas dedication agreement in Note 14 – Commitments and Contingencies.

Water Management Services Agreement

In January 2019, the Company entered into a water management services agreement with a subsidiary of Blue Mountain, Wildcat Water Gathering LLC (“Wildcat Water”). Under this agreement, Wildcat Water will provide water management services including pipeline gathering, disposal, treatment and redelivery of recycled water. The agreement provides for an acreage dedication for water management services through January 2029. Wildcat Water began providing services under this agreement in April 2019. During the three and nine months ended September 30, 2019, the Company incurred costs of $8.7 million and $17.2 million, respectively, related to these services as operator of the related wells. For the three months ended September 30, 2019, the Company’s portion of these costs totaled $7.4 million, of which $5.4 million was included in production expenses in the accompanying condensed consolidated statements of operations and $2.0 million was capitalized in oil and natural gas properties on the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2019, the Company’s portion of these costs totaled $13.8 million, of which $10.0 million was included in production expenses in the accompanying condensed consolidated statements of operations and $3.8 million was capitalized in oil and natural gas properties on the accompanying condensed consolidated balance sheets. The remainder of the costs are billed out to third-party interest owners for their share of such costs. Amounts payable and accrued under this agreement at

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019 of $6.5 million are included in accounts payable and accrued liabilities - Affiliates on the accompanying condensed consolidated balance sheets.

Oil Gathering Agreement

In July 2019, the Company entered into an oil gathering agreement with a subsidiary of Blue Mountain, Wildcat Oil Gathering LLC (“Wildcat Oil”). This agreement provides for dedication of certain of the Company’s acreage for oil gathering services for a term of ten years. Wildcat Oil is expected to begin providing services under this agreement in the fourth quarter of 2019 or early 2020.

Corporate Office Lease

During 2018, the Company entered into a lease for office space in Oklahoma City, Oklahoma that is owned by a subsidiary of Riviera under a lease with an initial term of 5 years with an option to extend the lease for an additional 5 years at the end of the initial term. The Company paid $0.4 million and $1.1 million during the three and nine months ended September 30, 2019, respectively, under this lease. During the three and nine months ended September 30, 2018, the Company paid $0.2 million and $0.3 million, respectively. Total remaining payments under the lease are $6.7 million, excluding the Company’s portion of the operating expenses of the building.

Tax Matters Agreement

In conjunction with the Reorganization, the Company entered into a tax matters agreement (“TMA”) with Riviera. See Note 13 – Income Taxes for further discussion of the TMA. As a result of the TMA and the refund of an overpayment of estimated federal taxes by Linn Energy, Inc. related to the Riviera business that was received by the Company in November 2018, the Company paid $7.6 million to Riviera during the nine months ended September 30, 2019.

Term Loan

In June 2019, the Company entered into the Term Loan agreement with lenders affiliated with certain stockholders of the Company that are represented on the board of directors. See further discussion in Note 7 – Long-Term Debt. Interest expense related to the Term Loan agreement for the three and nine months ended September 30, 2019 was $2.3 million, including amortization of the discount of $0.3 million and deferred financing costs related to the Term Loan of $0.7 million and excluding any interest capitalized, and is included in interest expense - Affiliates on the accompanying condensed consolidated statements of operations. Accrued interest due on the Term Loan of $1.3 million at September 30, 2019 is included in accounts payable and accrued liabilities - Affiliates on the accompanying condensed consolidated balance sheets.

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

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

contributed by Citizen and Linn. In conjunction with the conclusion of the MSAs in April 2018, Roan LLC assumed certain working capital accounts associated with the properties contributed from Citizen and Linn.

During the nine months ended September 30, 2018, Roan LLC incurred approximately $10.0 million for charges related to the services provided under the MSAs, which were recorded in general and administrative expenses in the condensed consolidated statements of operations. As the MSAs ended in April 2018, there were no such charges related to the MSAs in 2019 or the three months ended September 30, 2018.

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

The Company records its quarterly tax provision based on an estimate of the annual effective tax rate expected to apply to continuing operations for the various jurisdictions in which it operates. The Company’s effective combined U.S. federal and state income tax rate for the three and nine months ended September 30, 2019 was 23.4% and 23.8%, respectively, based on estimated net income for the year. The Company’s effective tax rate for three and nine months ended September 30, 2019 approximates the Company’s estimated annual effective tax rate which includes the federal and state income tax. The tax effects of certain items, such as tax rate changes, significant unusual or infrequent items, and certain changes in the assessment of the realizability of deferred taxes, are recognized as discrete items in the period in which they occur and are excluded from the estimated annual effective tax rate.

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

The Company’s lease costs for the three and nine months ended September 30, 2019 included operating lease costs of $0.6 million and $1.6 million, respectively, and short-term lease costs of $9.7 million and $56.8 million, respectively. Short-term lease costs exclude leases with a contract term of one month or less. Included in short-term lease costs is $8.4 million and $53.1 million, respectively, of gross costs related to the Company’s

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

drilling rig leases. The Company’s portion of the drilling rig costs are capitalized to oil and natural gas properties and the remainder is billed out to third-party interest owners for their share of such costs. Payments made for operating leases included in lease liabilities for the three and nine months ended September 30, 2019 were $0.5 million and $1.2 million, respectively.

The Company’s condensed consolidated balance sheet as of September 30, 2019 included lease assets and liabilities as follows (in thousands):

Operating Leases
Operating lease right of use assets	$5,312

Current operating lease liabilities	$1,892
Noncurrent operating lease liabilities	4,444
Total operating lease liabilities	$6,336

The weighted average remaining lease term for our operating leases is 3.5 years and the weighted average discount rate is 8.5%.

The Company’s operating lease liabilities as of September 30, 2019 with enforceable contract terms that are greater than one year mature as follows (in thousands):

2019	$478
2020	1,986
2021	2,073
2022	2,163
2023	445
Thereafter	171
Total lease payments	7,316
Less imputed interest	(980)
Total	$6,336

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

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Environmental Matters

The Company is subject to various federal, state and local laws and regulations relating to the protection of the environment. These laws, which are often changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. The Company has established procedures for the ongoing evaluation of its operations to identify potential environmental exposures and to comply with regulatory policies and procedures. At September 30, 2019, the Company had no environmental matters requiring specific disclosure or requiring the recognition of a liability.

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

Volume Commitment

Under an agreement with a third party, the Company has a requirement to deliver a minimum volume of natural gas from a specified area, as defined in the agreement. In the event that the Company is unable to meet this natural gas volume delivery commitment, it would incur deficiency fees on any undelivered volumes as of November 2021.  Based on expected production from currently producing wells in the specified area, the Company anticipates that it may not deliver the required minimum volume of natural gas by November 2021. As a result, the Company has accrued $1.0 million for its share of the estimated shortfall deficiency fees as of September 30, 2019. The accrued liability is included in other noncurrent liabilities in the accompanying condensed consolidated balance sheet. If the Company is unable to deliver any natural gas volumes subsequent to September 30, 2019 through November 2021, total shortfall deficiency fees of $6.4 million would be due at the end of the commitment period.

Note 15 – Subsequent Events

Merger Agreement

On October 1, 2019, the Company entered into the Merger Agreement by and among Citizen Operating, the Merger Sub, a wholly owned subsidiary of Citizen Operating, and the Company. The Merger Agreement provides for, among other things, the merger of the Company into Merger Sub with the Company as the surviving entity and a wholly owned subsidiary of Citizen Operating (the “Merger”). As consideration for the Merger, Citizen Operating will purchase all outstanding Class A common stock of the Company, as described in the Merger Agreement, for cash consideration of $1.52 per share. This would exclude shares that are held in treasury by the Company or owned by its wholly owned subsidiaries, shares owned by Citizen Operating or any of its wholly owned subsidiaries and shares held by stockholders who do not vote in favor of or consent to the adoption of the Merger Agreement and who properly demand appraisal of such shares

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

and complied in all respects with all the provisions of the Delaware General Corporation Law concerning the right of holders of shares to require appraisal.

Conditions to Close and Covenants

The Merger Agreement includes specified closing conditions that must be met or waived. These conditions include, but are not limited to, (i) the stockholders of the Company voting in favor of adopting the Merger Agreement, (ii) the expiration or termination of applicable waiting periods under applicable antitrust laws, (iii) the absence of any law, order, judgment or injunction by any governmental entity restraining, prohibiting or rendering the consummation of the Merger illegal, (iv) the Test Indebtedness of the Company, as defined in the Merger Agreement, being less than or equal to $760.0 million and (v) certain other customary closing conditions. The Merger Agreement also includes customary representations, warranties and covenants of the Company, Citizen Operating and Merger Sub. These include a covenant by the Company to enter into additional natural gas liquid, natural gas and oil hedging arrangements. See Commodity Contracts below for discussion of the additional derivative contracts entered into by the Company in October 2019.

Termination Fees

Either the Company or Citizen Operating may terminate the Merger Agreement if the Merger is not consummated by March 17, 2020. The Merger Agreement includes specifications regarding fees to be paid by either party should the agreement be terminated prior to March 17, 2020. The Company’s board of directors may terminate the Merger Agreement to enter into a superior proposal upon satisfaction of certain conditions, as specified in the Merger Agreement, and upon payment of a termination fee of $25.0 million. If Citizen Operating terminates the Merger Agreement, under certain circumstances as specified in the Merger Agreement, Citizen Operating would be obligated to pay a termination fee of $35.0 million. The Merger Agreement also contains a provision that would require Citizen Operating to pay for the cost (subject to a cap of $15.0 million) to unwind certain hedging arrangements if the transaction is terminated due to Citizen Operating’s breach or failure to obtain financing and the $35.0 million termination fee is insufficient to cover the unwind costs.

Roan Resources, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

Commodity Contracts

Per the covenants of the Merger Agreement, the Company was required to enter into additional commodity contracts. The following table presents the additional derivative contracts entered into in October 2019:

	2019	2020	2021	2022	2023	2024
Oil fixed price swaps
Volume (Bbl)	—	—	—	1,261,500	1,047,000	686,500
Weighted-average price	$—	$—	$—	$50.00	$50.00	$50.00
Natural gas fixed price swaps
Volume (MMBtu)	—	9,845,000	15,370,000	—	—	—
Weighted-average price	$—	$2.39	$2.39	$—	$—	$—
Natural gas basis swaps
Volume (MMBtu)	—	18,580,000	22,610,000	—	—	—
Weighted-average price	$—	$0.45	$0.38	$—	$—	$—
Natural gas liquids fixed price swaps
Volume (Bbl)	456,500	1,574,400	1,441,100	—	—	—
Weighted-average price	$22.62	$19.09	$18.91	$—	$—	$—

Credit Facility Amendment

In October 2019, the Company entered into an amendment to its Credit Facility to postpone the October 2019 redetermination to January 2020 as well as to limit the Company’s borrowings to the lesser of (i) $732.6 million (ii) the borrowing base, (iii) the maximum aggregate amount (as defined in the credit agreement), or (iv) the total commitments (as defined in the agreement) until the January 2020 redetermination is complete. See Note 7 – Long-Term Debt for further discussion of the Credit Facility.

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

Outlook

In October 2019, we entered into a Merger Agreement with Citizen Operating. The Merger Agreement provides for the merger of the Company into a wholly owned subsidiary of Citizen Operating with the Company as the surviving entity and a wholly owned subsidiary of Citizen Operating. As consideration for the merger, Citizen Operating will purchase all outstanding Class A common stock of the Company for cash consideration of $1.52 per share. The merger is expected to close in the fourth quarter of 2019 or first quarter of 2020, subject to satisfaction of the closing conditions contained in the Merger Agreement as discussed in Note 15 – Subsequent Events to the accompanying condensed consolidated financial statements.

In connection with the announcement of the Merger Agreement and appointment of a new Chief Executive Officer (“CEO”), we have temporarily reduced our drilling and development activity and suspended all completion activity. This reduction in activity allows our new CEO time to assess our operations plan. We currently anticipate exiting 2019 with no rigs running and are evaluating various operational plans in the event that the Merger Agreement does not close.

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

Financial and Operational Performance

Our financial and operational performance for the nine months ended September 30, 2019 included the following highlights:

•
Net loss of $11.5 million for the nine months ended September 30, 2019, as compared to net loss of $288.9 million for the nine months ended September 30, 2018. The decrease in the net loss was primarily due to:

•
$303.3 million decrease in income tax expense during the nine months ended September 30, 2019, primarily related to the income tax expense of $299.7 million in 2018 due to the recognition of a deferred tax liability upon becoming a taxable entity in conjunction with the Reorganization;

•
$95.0 million decrease in loss on derivative contracts during the nine months ended September 30, 2019 as a result of decreases in natural gas prices and, to a lesser extent, oil prices during this period;

partially offset by:

•
$23.7 million decrease in total oil, natural gas and NGL sales, primarily as a result of a decrease in realized prices partially offset by an increase in production volumes during the nine months ended September 30, 2019;

•	$8.9 million increase in production expenses, primarily related to an increase in production volumes for the nine months ended September 30, 2019;

•	$8.3 million increase in exploration expenses, primarily related to increased unproved leasehold amortization during the nine months ended September 30, 2019; and

•	$58.3 million increase in depreciation, depletion, amortization and accretion, primarily due to an increase in production volumes and a higher depletion rate due to increases in capital expenditures.

•	Average daily sales volumes were 51.2 MBoe for the nine months ended September 30, 2019, an increase of 27% compared to 40.1 MBoe during the same period in 2018.

•	We drilled or participated in 96 gross (46 net) wells with first production during the first nine months of 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Oil sales	76%	62%	69%	63%
Natural gas sales	12%	15%	16%	16%
Natural gas liquid sales	12%	23%	15%	21%

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

Oil and natural gas prices have been subject to significant fluctuations during the past several years. The following table sets forth the average NYMEX oil and natural gas prices for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average NYMEX prices
Oil (Bbl)	$56.42	$69.55	$57.02	$66.75
Natural gas (MMcf)	$2.47	$3.04	$2.72	$3.06

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table presents selected financial and operating information for the periods presented.

	Three Months Ended September 30,
	2019	2018
Production Data
Oil (MBbls)	1,291	1,089
Natural gas (MMcf)	13,820	11,417
Natural gas liquids (MBbls)	1,345	1,286
Total volumes (MBoe)	4,939	4,278
Average daily total volumes (MBoe/d)	53.7	46.5
Average Prices - as reported
Oil (per Bbl)	$54.51	$68.86
Natural gas (per Mcf)	$0.81	$1.58
Natural gas liquids (per Bbl)	$8.05	$21.08
Total (per Boe)	$18.70	$28.09
Average Prices - including impact of derivative contract settlements
Oil (per Bbl)	$58.13	$55.71
Natural gas (per Mcf)	$1.36	$1.62
Natural gas liquids (per Bbl)	$11.17	$21.08
Total (per Boe)	$22.05	$24.83
Average Prices - excluding gathering, transportation and processing costs
Oil (per Bbl)	$54.57	$68.93
Natural gas (per Mcf)	$1.49	$1.90
Natural gas liquids (per Bbl)	$12.49	$27.37
Total (per Boe)	$21.84	$30.86

Revenues

Our operating revenues includes revenues from the sale of oil, natural gas and NGLs and gain (loss) on derivative contracts. The following table provides information on our operating revenues:

	Three Months Ended September 30,
	2019	2018
Revenues	(in thousands)
Oil sales	$70,371	$74,987
Natural gas sales	11,184	18,059
Natural gas liquid sales	10,825	27,106
Gain (loss) on derivative contracts	40,675	(36,704)
Total revenues	$133,055	$83,448

Oil sales. Our oil sales decreased by approximately $4.6 million, or 6%, to $70.4 million for the three months ended September 30, 2019 from $75.0 million for the three months ended September 30, 2018. This decrease was due to the decrease in the average sales prices received for produced volumes. The decrease in average sales prices received on our oil production for the three months ended September 30, 2019 reflects the decrease of approximately 19% in the index price for oil in the 2019 period as compared to the 2018 period. The decrease in oil sales from lower sales prices was partially offset by the increase in volumes produced. Our oil production increased during the three months ended September 30, 2019 by 202 MBbls, or 19%, to 1,291 MBbls for the three months ended September 30, 2019 from 1,089 MBbls for the three months ended September 30, 2018. This increase resulted from the new wells brought on line during the last quarter of 2018 and the first nine months of 2019.

Natural Gas sales. Our natural gas sales decreased by approximately $6.9 million, or 38%, to $11.2 million for the three months ended September 30, 2019 from $18.1 million for the three months ended September 30, 2018. This decrease was primarily due to the decrease in the average sales prices received for produced volumes. The decrease in average sales prices received on our natural gas production for the three months ended September 30, 2019 reflects the decrease of approximately 19% in the index price for natural gas in the 2019 period as compared to the 2018 period. The decrease in natural gas sales from lower sales prices was partially offset by an increase in production. Our natural gas production increased 2,403 MMcf, or 21%, to 13,820 MMcf for the three months ended September 30, 2019 from 11,417 MMcf for the three months ended September 30, 2018. This increase resulted from the new wells brought on line during the last quarter of 2018 and the first nine months of 2019.

NGL sales. Our NGL sales decreased by approximately $16.3 million, or 60%, to $10.8 million for the three months ended September 30, 2019 from $27.1 million for the three months ended September 30, 2018. This decrease was primarily due to the decrease in the average sales prices received for produced volumes partially offset by an increase in production. The decrease in average sales prices received on our NGL production for the three months ended September 30, 2019 reflects the weakening of market pricing for NGL products in the 2019 period as compared to the 2018 period. Our NGL production increased 59 MBbls, or 5%, to 1,345 MBbls for the three months ended September 30, 2019 from 1,286 MBbls for the three months ended September 30, 2018. This increase resulted from the new wells brought on line during the last quarter of 2018 and the first nine months of 2019.

Gain (loss) on derivative contracts. For the three months ended September 30, 2019, we had a gain on derivative contracts of $40.7 million compared with a loss on derivative contracts of $36.7 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, our gain on derivative contracts included a favorable change in the fair value of derivative contracts of $24.2 million and a gain on settlement of derivatives contracts of $16.5 million. For the three months ended September 30, 2018, our loss on derivative contracts included an unfavorable change in the fair value of derivative contracts of $23.1 million and a loss on settlement of derivative contracts of $13.6 million. The change in the fair value of derivative contracts from the three months ended September 30, 2018 to the same period in 2019 was related to changes in the future price outlook for oil and natural gas prices that had a positive impact on the fair value of our derivative contracts. Additionally, we had settlements received during the three months ended September 30, 2019 for derivative contracts on all commodities due to favorable pricing compared to payments made during 2018 for oil derivative contracts due to unfavorable pricing.

Operating Expenses

Our operating expenses reflect costs incurred in the development, production and sale of oil, natural gas and NGLs. The following table provides information on our operating expenses:

	Three Months Ended September 30,
	2019	2018
	(in thousands, except costs per Boe)
Operating Expenses
Production expenses	$12,870	$14,737
Production taxes	4,839	6,210
Exploration expenses	14,578	11,646
Depreciation, depletion, amortization and accretion	55,504	37,164
General and administrative (1)	8,752	13,177
Gain on sale of other assets	(31)	—
Total	$96,512	$82,934
Average Costs per Boe
Production expenses	$2.61	$3.44
Production taxes	0.98	1.45
Exploration expenses	2.95	2.72
Depreciation, depletion, amortization and accretion	11.24	8.69
General and administrative (1)	1.77	3.08
Gain on sale of other assets	(0.01)	—
Total	$19.54	$19.38

(1)
General and administrative expenses for the three months ended September 30, 2019 and 2018 include $3.0 million, or $0.61 per Boe, and $2.9 million, or $0.69 per Boe, of equity-based compensation expense, respectively. General and administrative expenses for the three months ended September 30, 2019 includes $(1.2) million, or $(0.25) per Boe, of reversal of bad debt expense due to a change in the allowance for doubtful accounts.

Production expenses. Production expenses are the operating costs incurred to maintain production. Such costs include the cost of saltwater disposal, monitoring, pumping, chemicals, maintenance, repairs, workover expenses and direct labor and overhead related to production activities. Production expenses were $12.9 million, or $2.61 per Boe, for the three months ended September 30, 2019, which was a decrease of $1.9 million, or 13%, from $14.7 million, or $3.44 per Boe, for the three months ended September 30, 2018. The decrease in production expenses during 2019 compared to 2018 was primarily due to decreases in surface repairs incurred as well as decreases in water hauling and disposal costs as a result of favorable pricing under our current water hauling contracts during the three months ended September 30, 2019. These decreases were partially offset by an increase in variable costs related to an increase in total production of 15%.

Production taxes. Production taxes are paid on produced oil, natural gas, and NGLs based primarily on a percentage of sales revenues from production sold at fixed rates established by federal, state or local taxing authorities. Production taxes were $4.8 million for the three months ended September 30, 2019, a decrease of $1.4 million, or 22%, from $6.2 million for the three months ended September 30, 2018. Production taxes primarily decreased due to decreased revenue for the 2019 period.

Exploration expenses. These are primarily geological and geophysical costs that include seismic survey costs, amortization of the costs of unproved properties assessed for impairment on a group basis, costs of carrying and retaining unproved properties, and costs related to unsuccessful leasing efforts. Exploration expenses were $14.6 million for the three months ended September 30, 2019, an increase of $2.9 million, or 25%, from $11.6 million for the three months ended September 30, 2018. Exploration expenses for the three months ended September 30, 2019 included unproved leasehold amortization of $13.7 million and geological and geophysical expenses of $0.9 million. For the three months ended September 30, 2018, exploration expenses included unproved leasehold amortization of $11.2 million and geological and geophysical expenses of $0.5 million. Unproved leasehold amortization is calculated by considering our drilling plans and the lease terms of our existing unproved properties. The increase in unproved leasehold amortization for the 2019 period is primarily due to additional leasehold set to expire in upcoming periods.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion was $55.5 million, or $11.24 per Boe, for the three months ended September 30, 2019, compared to $37.2 million, or $8.69 per Boe, for the three months ended September 30, 2018, which is an increase of $18.3 million or 49%. The increase in depreciation, depletion, amortization and accretion was primarily due to an increase in the depletion rate for our oil and natural gas properties and, to a lesser extent, increased production. The per Boe increase in the depletion rate is attributable to capital expenditures during the period.

General and administrative. General and administrative expenses were $8.8 million, or $1.77 per Boe, for the three months ended September 30, 2019, a decrease of $4.4 million or 34% from $13.2 million, or $3.08 per Boe, for the three months ended September 30, 2018. This decrease is primarily due to lower salaries and benefits in the 2019 period based on fewer employees and the elimination of our bonus accrual as well as a reversal of a portion of the allowance for doubtful accounts of $1.2 million, partially offset by increases in legal and other professional services in 2019.

Other Expenses

Interest expense, net. Interest expense, net of capitalized interest, for the three months ended September 30, 2019 was $11.4 million as compared to $2.1 million for the three months ended September 30, 2018. This increase was due to increased borrowings outstanding, including those under the Term Loan, during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Income tax expense. The income tax expense for the three months ended September 30, 2019 was $5.9 million and is the result of our effective tax rate applied to net income for the quarter. Income tax expense for the three months ended September 30, 2018 was $299.7 million and relates to the recognition of a deferred tax liability upon becoming a taxable entity in conjunction with the Reorganization.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table presents selected financial and operating information for the periods presented.

	Nine Months Ended September 30,
	2019	2018
Production Data
Oil (MBbls)	3,628	3,004
Natural gas (MMcf)	37,973	29,486
Natural gas liquids (MBbls)	4,013	3,042
Total volumes (MBoe)	13,970	10,960
Average daily total volumes (MBoe/d)	51.2	40.1
Average Prices - as reported
Oil (per Bbl)	$55.16	$65.70
Natural gas (per Mcf)	$1.21	$1.66
Natural gas liquids (per Bbl)	$10.43	$21.49
Total (per Boe)	$20.62	$28.44
Average Prices - including impact of derivative contract settlements
Oil (per Bbl)	$58.56	$55.70
Natural gas (per Mcf)	$1.40	$1.73
Natural gas liquids (per Bbl)	$12.85	$21.49
Total (per Boe)	$22.71	$25.90
Average Prices - excluding gathering, transportation and processing costs
Oil (per Bbl)	$55.29	$65.72
Natural gas (per Mcf)	$1.91	$2.07
Natural gas liquids (per Bbl)	$14.78	$27.53
Total (per Boe)	$23.80	$31.21

Revenues

Our operating revenues includes revenues from the sale of oil, natural gas and NGLs and loss on derivative contracts. The following table provides information on our operating revenues:

	Nine Months Ended September 30,
	2019	2018
Revenues	(in thousands)
Oil sales	$200,138	$197,356
Natural gas sales	46,054	48,956
Natural gas liquid sales	41,847	65,377
Loss on derivative contracts	(5,913)	(100,920)
Total revenues	$282,126	$210,769

Oil sales. Our oil sales increased by approximately $2.8 million, or 1%, to $200.1 million for the nine months ended September 30, 2019 from $197.4 million for the nine months ended September 30, 2018. This increase was primarily due to the increase in volumes during the nine months ended September 30, 2019 of 624 MBbls, or 21%, which resulted from wells brought on line during the last quarter of 2018 and the first nine months of 2019. The increase in oil sales from higher volumes was partially offset by the decrease in the average sales prices received for produced volumes. The decrease in average sales prices received on our oil production for the nine months ended September 30, 2019 reflects the decrease of approximately 15% in the index price for oil in the 2019 period as compared to the 2018 period.

Natural Gas sales. Our natural gas sales decreased by approximately $2.9 million, or 6%, to $46.1 million for the nine months ended September 30, 2019 from $49.0 million for the nine months ended September 30, 2018. This decrease was primarily due to the decrease in the average sales prices received for produced volumes. The decrease in average sales prices received on our natural gas production for the nine months ended September 30, 2019 reflects the decrease of approximately 11% in the index price for natural gas in the 2019 period as compared to the 2018 period. The decrease in the average sales prices received for produced volumes was partially offset by an increase in production. Our natural gas production increased 8,487 MMcf, or 29%, to 37,973 MMcf for the nine months ended September 30, 2019 from 29,486 MMcf for the nine months ended September 30, 2018. This increase resulted from the new wells brought on line during the last quarter of 2018 and the first nine months of 2019.

NGL sales. Our NGL sales decreased by approximately $23.5 million, or 36%, to $41.8 million for the nine months ended September 30, 2019 from $65.4 million for the nine months ended September 30, 2018. This decrease was primarily due to the decrease in the average sales prices received for produced volumes partially offset by an increase in production. The decrease in average sales prices received on our NGL production for the nine months ended September 30, 2019 reflects the weakening of market pricing for NGL products in the 2019 period as compared to the 2018 period. Our NGL production increased 971 MBbls, or 32%, to 4,013 MBbls for the nine months ended September 30, 2019 from 3,042 MBbls for the nine months ended September 30, 2018. This increase resulted from the new wells brought on line during the last quarter of 2018 and the first nine months of 2019.

Loss on derivative contracts. For the nine months ended September 30, 2019, we had a loss on derivative contracts of $5.9 million compared to $100.9 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, our loss on derivative contracts included an unfavorable change in the fair value of derivative contracts of $35.2 million, partially offset by a gain on settlement of derivatives contracts of $29.3 million. For the nine months ended September 30, 2018, our loss on derivative contracts included an unfavorable change in the fair value of derivative contracts of $73.4 million and a loss on settlement of derivative contracts of $27.5 million. The change in the fair value of derivative contracts from the nine months ended September 30, 2018 to the same period in 2019 was related to changes in the future price outlook for oil and natural gas prices that had smaller negative impact on the fair value of our derivative contracts. Additionally, we had settlements received during 2019 for derivative contracts on all commodities due to favorable pricing compared to payments made during 2018 for oil derivative contracts due to unfavorable pricing.

Operating Expenses

Our operating expenses reflect costs incurred in the development, production and sale of oil, natural gas and NGLs. The following table provides information on our operating expenses:

	Nine Months Ended September 30,
	2019	2018
	(in thousands, except costs per Boe)
Operating Expenses
Production expenses	$39,019	$30,111
Production taxes	14,943	10,892
Exploration expenses	38,472	30,129
Depreciation, depletion, amortization and accretion	141,969	83,630
General and administrative (1)	36,888	40,283
Gain on sale of other assets	(645)	—
Total	$270,646	$195,045
Average Costs per Boe
Production expenses	$2.79	$2.75
Production taxes	1.07	0.99
Exploration expenses	2.75	2.75
Depreciation, depletion, amortization and accretion	10.16	7.63
General and administrative (1)	2.64	3.68
Gain on sale of other assets	(0.05)	—
Total	$19.36	$17.80

(1)
General and administrative expenses for the nine months ended September 30, 2019 and 2018 include $2.8 million, or $0.20 per Boe, and $8.1 million, or $0.74 per Boe, of equity-based compensation expense, respectively. General and administrative expenses for the nine months ended September 30, 2019 includes $4.1 million, or $0.29 per Boe, of bad debt expense and $2.5 million, or $0.18 per Boe, of aborted offering costs.

Production expenses. Production expenses were $39.0 million, or $2.79 per Boe, for the nine months ended September 30, 2019, which was an increase of $8.9 million, or 30%, from $30.1 million, or $2.75 per Boe, for the nine months ended September 30, 2018. The increase in production expenses during 2019 compared to 2018 was due to increased total production of 27% and increases in water hauling and disposal costs as a result of higher water volumes as well as increases in compression services during the nine months ended September 30, 2019.

Production taxes. Production taxes were $14.9 million for the nine months ended September 30, 2019, an increase of $4.1 million, or 37%, from $10.9 million for the nine months ended September 30, 2018. Production taxes primarily increased due to increased production tax rates, which became effective in July 2018.

Exploration expenses. Exploration expenses were $38.5 million for the nine months ended September 30, 2019, an increase of $8.3 million, or 28%, from $30.1 million for the nine months ended September 30, 2018. Exploration expenses for the nine months ended September 30, 2019 included unproved leasehold amortization of $35.9 million and geological and geophysical expenses of $2.2 million. For the nine months ended September 30, 2018, exploration expenses included unproved leasehold amortization of $25.6 million and geological and geophysical expenses of $4.5 million. The increase in unproved leasehold amortization for the 2019 period is primarily due to additional leasehold set to expire in upcoming periods.

Depreciation, depletion, amortization and accretion. Depreciation, depletion, amortization and accretion was $142.0 million, or $10.16 per Boe, for the nine months ended September 30, 2019, compared to $83.6 million, or $7.63 per Boe, for the nine months ended September 30, 2018, which is an increase of $58.3 million or 70%. The increase in depreciation, depletion, amortization and accretion was primarily due to an increase in the depletion rate for our oil and natural gas properties and to a lesser extent, increased production. The per Boe increase in the depletion rate is attributable to capital expenditures in the 2019 period.

General and administrative. General and administrative expenses were $36.9 million, or $2.64 per Boe, for the nine months ended September 30, 2019, a decrease of $3.4 million or 8% from $40.3 million, or $3.68 per Boe, for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, general and administrative expenses included salaries and benefits of $18.4 million, equity-based compensation expense of $2.8 million, bad debt expense of $4.1 million, and aborted offering costs of $2.5 million. During the nine months ended September 30, 2018, general and administrative expenses included salaries and benefits of $13.7 million, equity-based compensation expense of $8.1 million and fees paid to Citizen and Linn under the MSAs of $10.0 million. The MSAs with Citizen and Linn concluded in April 2018. Equity-based compensation during 2019 was reduced by forfeitures that occurred in the period.

Other Expenses

Interest expense, net. Interest expense, net of capitalized interest, for the nine months ended September 30, 2019 was $26.6 million as compared to $5.0 million for the nine months ended September 30, 2018. This increase was due to increased borrowings outstanding during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Income tax (benefit) expense. The income tax benefit for the nine months ended September 30, 2019 was $3.6 million and is the result of our effective tax rate applied to the net loss for the period. Income tax expense for the three months ended September 30, 2018 was $299.7 million, which reflects the recognition of a deferred tax liability upon becoming a taxable entity in conjunction with the Reorganization.

Liquidity and Capital Resources

Our primary sources of liquidity have been borrowings under our Credit Facility and Term Loan and cash flows from operations. Our ability to fund planned capital expenditures depends in part on commodity prices, our future operating performance, availability of borrowings under our Credit Facility and Term Loan, the impact of redeterminations of our borrowing base, and, more broadly, on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, many of which are beyond our control. Our primary uses of capital have been for the exploration, development and acquisition of oil and natural gas properties.

As discussed in the Overview section above, we entered into a Merger Agreement which is expected to close in the fourth quarter of 2019 or early 2020. In the event that the Merger does not close, we will consider our current liquidity position as well as current market conditions in finalizing our operational plans for 2020.

Cash Flows

Our cash flows for the nine months ended September 30, 2019 and 2018 are presented below:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$169,998	$206,644
Net cash used in investing activities	(446,041)	(510,868)
Net cash provided by financing activities	272,624	306,653
Net (decrease) increase in cash and cash equivalents	$(3,419)	$2,429

Cash flows provided by operating activities. Cash flows provided by operating activities for the nine months ended September 30, 2019 were $170.0 million compared to $206.6 million for the nine months ended September 30, 2018. The decrease in cash flows provided by operating activities in 2019 is primarily driven by changes in working capital accounts, decreased revenues and higher cash expenses due to a higher producing well count in 2019.

Cash flows used in investing activities. Cash flows used in investing activities for the nine months ended September 30, 2019 were $446.0 million compared to $510.9 million for the nine months ended September 30, 2018. The decrease in cash flows used in investing activities in 2019 is due to the decrease in capital expenditures on oil and natural gas properties resulting from the decrease in drilling and completion activities in 2019 compared to the same period in 2018.

Cash flows provided by financing activities. Cash flows provided by financing activities for the nine months ended September 30, 2019 were $272.6 million compared to $306.7 million for the nine months ended September 30, 2018. Cash flows provided by financing activities primarily consists of borrowings under our Credit Facility in both periods and our Term Loan in 2019. In 2019, we also had a repayment of a portion of the borrowings outstanding under the Credit Facility. The decrease in net activity on our debt facilities in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 is due to the decrease in drilling and completion activities in 2019 compared to the same period in 2018.

Credit Facility

Our Credit Facility is a $750.0 million credit agreement with a maturity date of September 5, 2022. As of September 30, 2019, the borrowing base is set at $750.0 million. Redetermination of the borrowing base generally occurs semiannually on or about October 1 and April 1. In October 2019, we entered into an amendment to our Credit Facility to postpone the October 2019 redetermination to January 2020 as well as to limit our borrowings under the Credit Facility to the lesser of (i) $732.6 million (ii) the borrowing base, (iii) the maximum aggregate amount (as defined in the credit agreement), or (iv) the total commitments (as defined in the agreement) until the January 2020 redetermination is effective.

As of September 30, 2019, we had $732.6 million of outstanding borrowings and no letters of credit outstanding under the Credit Facility. Our borrowing base is contingent upon a number of factors, including the value of our reserves, the level of our production and changes in capital and operating costs. As a result, continued low commodity prices and reductions in drilling and completion activity may adversely impact the results of future redeterminations, which could have a significant impact on our liquidity.

Effective June 2019, the Credit Facility was amended to (i) reaffirm the borrowing base at $750.0 million, (ii) temporarily reduce the current ratio to 0.85 to 1.00 at June 30, 2019 and to 0.80 to 1.00 at September 30, 2019, (iii) increase the rates in the utilization grid for LIBOR and ABR loans by 0.25% until the Company delivers a compliance certificate demonstrating a current ratio of not less than 1.00 to 1.00, (iv) increase the mortgage coverage requirements from 85% to 95%; and (v) restrict certain payments between Roan Inc. and Roan LLC in the event that Roan LLC transfers any of its oil and natural gas properties to Roan Inc.

Amounts borrowed under the Credit Facility bear interest at LIBOR or the ABR at our election. The rate used for ABR loans is based on the higher of the prime rate, the federal funds effective rate plus 0.50% or the one-month LIBOR rate plus 1%. Either rate is adjusted upward by an applicable margin (ranging from 2.00% to 3.00% for LIBOR and 1.00% to 2.00% for ABR; provided that the applicable margin will currently range from 2.25% to 3.25% for LIBOR and 1.25% to 2.25% for ABR if Roan LLC has delivered a compliance certificate demonstrating a current ratio of less than 1.00 to 1.00), based on the utilization percentage of the Credit Facility. As our current ratio at September 30, 2019 is less than 1.00 to 1.00, the applicable margin will increase by 0.25%, as noted above, for the fourth quarter of 2019. Additionally, the Credit Facility provides for a commitment fee of 0.375% to 0.50% based on utilization, which is payable at the end of each calendar quarter.

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

The Credit Facility also contains financial covenants requiring us to comply with a leverage ratio of consolidated debt to consolidated EBITDAX (as defined in the credit agreement) for the period of four fiscal quarters then ended of not more than 4.00 to 1.00 and a current ratio of consolidated current assets to consolidated current liabilities (as defined in the credit agreement to exclude non-cash assets and liabilities under ASC Topic 815 Derivatives and Hedging and ASC Topic 410 Asset Retirement and Environmental Obligations) of not less than 0.80 to 1.00 for the quarter ended September 30, 2019 and not less than 1.00 to 1.00 for all quarters thereafter.

As of September 30, 2019, we were in compliance with the covenants under the Credit Facility and expect to remain in compliance for the next twelve months based on our current borrowing base. If we are not able to maintain compliance with the covenants under the Credit Facility in the future, we would be in default under the Credit Facility. A default, if not waived, could result in acceleration of the indebtedness outstanding under the Credit Facility and a default with respect to, and an acceleration of, the indebtedness outstanding under any other debt agreements, including the Term Loan. See “Risk Factors - Restrictions in our Credit Facility and Term Loan could limit our growth and our ability to engage in certain activities.”

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

As of September 30, 2019, we had borrowed $50.0 million and received proceeds of $47.8 million, which were net of the discount and certain issuance fees. These proceeds were primarily used to pay down amounts outstanding under the Credit Facility. As of September 30, 2019, the outstanding borrowings under the Term Loan have an interest rate of 9.60%. We issued 1,525,395 shares of Class A common stock in June 2019 to the lenders of the Term Loan and received cash equal to the par value of the shares issued in return. The difference between the fair market value of the shares issued and the amount paid for such shares was considered a fee paid to the lenders that will be amortized over the term of the Term Loan. The initial discount and all related financing costs are being amortized over the term of the Term Loan using the effective interest method.

Under the Term Loan, any repayment of outstanding borrowings incurs a premium equal to 1% plus any interest that would have accrued on the repaid amount if it had been outstanding for a year; provided, that such additional interest is only due in the event of prepayment before the maturity date.

In September 2019, the Term Loan was amended to permit the transfer of specified wellbore rights from Roan Inc. to Roan LLC. Additionally, we amended the Term Loan to specify that while the Merger Agreement is in effect no repayment premium would be due on any loans made after the amendment date and to specify that payment of interest in kind would not qualify as an additional loan under the Term Loan.

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

As of September 30, 2019, we were in compliance with the covenants under the Term Loan and expect to remain in compliance for the next twelve months. If we are not able to maintain compliance with the covenants under the Term Loan in the future, we would be in default under the Term Loan. A default, if not waived, could result in acceleration of the indebtedness outstanding under the Term Loan and a default with respect to, and an acceleration of, the indebtedness outstanding under any other debt agreements, including the Credit Facility. See “Risk Factors - Restrictions in our Credit Facility and Term Loan could limit our growth and our ability to engage in certain activities.”

Capital Expenditures

Our primary needs for cash are development, exploration and acquisition of oil and natural gas assets, payment of contractual obligations and working capital obligations. To date, funding for these cash needs has been provided by internally-generated cash flow and financing under our Credit Facility and Term Loan.

During the nine months ended September 30, 2019, capital expenditures were $418.1 million, including drilling and completion expenditures of $387.4 million. Our 2019 capital expenditures were more heavily weighted in the first half of the year as a result of increased completion activity as we developed our inventory of drilled but uncompleted wells from 2018.

In connection with the announcement of the Merger Agreement and appointment of our new CEO, we have temporarily reduced our drilling and development activity and suspended all completion activity. As a result of this reduction in activity, we expect our fourth quarter capital expenditures to be significantly lower than capital expenditures during the prior three quarters of 2019 due in part to the anticipation of exiting 2019 with no rigs running. Capital expenditures for our operated properties are largely discretionary and within our control. We evaluate commodity prices, our financial position and overall market conditions and can add rigs if beneficial. Based on the current supply and rig availability in the area, we believe we would be able to quickly respond to market changes.

While we expect the merger transaction to close in late 2019 or early 2020, we continue to plan and position the business to operate on a standalone basis. Based upon current oil and natural gas prices and production expectations for the fourth quarter of 2019 and full year 2020 and our current borrowing base under our Credit Facility, we believe our cash flow from operations and cash on hand will be sufficient to fund our operations for the next twelve months. However, future cash flows are subject to a number of variables, many of which are beyond our control, including the level of oil and natural gas production and commodity prices. Additionally, the current reduction in our drilling and completion activities could impact our future cash flows from operations more extensively than currently projected. The reduction in drilling and completion activities as well as oil and natural gas prices could also impact our borrowing base under our Credit Facility, which is scheduled to be redetermined in January 2020. The determination of the magnitude of our borrowing base as part of our recurring redeterminations is at the discretion of our lenders, who consider many factors, including commodity prices, the levels of our production and reserves and changes in capital and operating costs. If our borrowing base under our Credit Facility is materially reduced as part of the January 2020 redetermination, we may have limited ability to obtain the capital necessary to sustain our operations.

Working Capital

At September 30, 2019, we had a working capital deficit of $26.5 million compared to $42.2 million at December 31, 2018. Current assets decreased by $71.4 million and current liabilities decreased by $87.0 million at September 30, 2019, compared to December 31, 2018. The primary factor contributing to the decrease in the working capital deficit is the decrease in our accrued liabilities and drilling advances due to the decrease in our drilling and completion activities in 2019. This was partially offset by a decrease in the derivative contract assets of $33.5 million, which reflects a negative impact of increases in oil prices on the fair value of our open oil contracts with maturity dates in the next twelve months.

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

Contractual Obligations

Our contractual obligations include long-term debt, cash interest expense on debt, pipe and equipment purchase commitments, office building leases, and drilling rig commitments. Since December 31, 2018, our outstanding borrowings on our Credit Facility due in September 2022 have increased $218.0 million, which resulted in an increase in the estimated interest expense of $14.2 million based on a weighted average interest rate of 5.24%. In addition, we have outstanding borrowings of $50.0 million on the Term Loan with a maturity date in October 2020 with estimated total interest expense of $5.2 million based on an interest rate of 9.60%. There have been no other material changes in our contractual commitments and obligations from amounts listed under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Contractual Obligations” in our Annual Report on Form 10‑K.

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

Commodity Price Risk

The following table reflects our open commodity contracts as of September 30, 2019:

	2019	2020	2021	Total
Oil fixed prices swaps
Volume (Bbl)	1,200,730	3,429,500	1,730,000	6,360,230
Weighted-average price	$60.75	$60.57	$56.08	$59.38
Natural gas fixed price swaps
Volume (MMBtu)	11,040,000	19,665,000	7,250,000	37,955,000
Weighted-average price	$2.90	$2.63	$2.65	$2.71
Natural gas basis swaps
Volume (MMBtu)	7,360,000	10,980,000	—	18,340,000
Weighted-average price	$0.52	$0.49	$—	$0.50
Natural gas liquids fixed prices swaps
Volume (Bbl)	460,000	1,281,000	730,000	2,471,000
Weighted-average price	$28.66	$23.22	$21.90	$23.84

Per the covenants of the Merger Agreement, the Company was required to enter into additional commodity contracts. The following table presents the additional derivative contracts entered into in October 2019:

	2019	2020	2021	2022	2023	2024
Oil fixed price swaps
Volume (Bbl)	—	—	—	1,261,500	1,047,000	686,500
Weighted-average price	$—	$—	$—	$50.00	$50.00	$50.00
Natural gas fixed price swaps
Volume (MMBtu)	—	9,845,000	15,370,000	—	—	—
Weighted-average price	$—	$2.39	$2.39	$—	$—	$—
Natural gas basis swaps
Volume (MMBtu)	—	18,580,000	22,610,000	—	—	—
Weighted-average price	$—	$0.45	$0.38	$—	$—	$—
Natural gas liquids fixed price swaps
Volume (Bbl)	456,500	1,574,400	1,441,100	—	—	—
Weighted-average price	$22.62	$19.09	$18.91	$—	$—	$—

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

At September 30, 2019, we had a net asset position of $66.6 million related to our derivative contracts. Utilizing actual derivative contractual volumes under our fixed price swaps as of September 30, 2019, an increase of 10% in the forward curves associated with the underlying commodity would have decreased our net asset position to $21.4 million, while a decrease of 10% in the forward curves associated with the underlying commodity would have increased our net asset position to $112.0 million.

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

Our derivative transactions have been carried out in the over-the-counter market. The entry into derivative transactions in the over-the-counter market involves the risk that the counterparties, which are financial institutions, may be unable to meet the financial terms of the transactions. We monitor on an ongoing basis the credit ratings of our derivative counterparties and consider their credit default risk ratings in determining the fair value of our derivative contracts. Our derivative contracts are with multiple counterparties to minimize our exposure to any individual counterparty. The counterparties to our derivative contracts at September 30, 2019 are also lenders under our Credit Facility. As a result, we do not require collateral or other security from counterparties nor are we required to post collateral to support derivative instruments. We have master netting agreements with all of our derivative counterparties, which allow us to net our derivative assets and liabilities with the same counterparty. As a result of the netting provisions, our maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on our indebtedness under our Credit Facility and Term Loan. The terms of the Credit Facility and Term Loan provide for interest on borrowings at LIBOR or ABR, in each case adjusted upward by an applicable margin as defined in each agreement.

As of September 30, 2019, we had $782.6 million in outstanding borrowings under our Credit Facility and Term Loan. At September 30, 2019, the weighted average interest rate on our debt was 5.52%. An increase or decrease of 1% in the interest rate would have a corresponding increase or decrease in our interest expense of approximately $7.8 million based on outstanding borrowings of $782.6 million as of September 30, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 and 15d-15 of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at September 30, 2019 because of the material weaknesses in our internal control over financial reporting as further described below.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, which materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

We previously self-disclosed to the Oklahoma Department of Environmental Quality (“ODEQ”) potential violations related to the failure to obtain air permits and to perform equipment leak inspections as required by applicable regulations at certain of our facilities. We are currently in the process of negotiating a resolution of these issues with the ODEQ. No penalty amount has been proposed; however, we do not believe that the resolution will have a material adverse effect on our financial condition, cash flows or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2019 and June 30, 2019, except as set forth below.

Risk Factors Related to our Indebtedness

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

Risk Factors Relating to the Merger

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations, and, whether or not the Merger is consummated, we have incurred and will continue to incur significant costs, fees and expenses relating to professional services and transaction fees.

The Merger Agreement generally requires us to use commercially reasonable efforts to, and cause each of our subsidiaries to use commercially reasonable efforts to, conduct our operations within the Company Operations Plan (as defined in the Merger Agreement) pending consummation of the proposed Merger and restricts us, without Citizen Operating’s consent, from taking certain specified actions until the proposed Merger is completed. Furthermore, following the announcement of the proposed Merger, the Company elected to temporarily reduce its drilling and development activity and to suspend all completion activity, which will have a material adverse effect on its cash flows from operations. These restrictions may affect our ability to execute our business strategies, respond effectively to competitive pressures and industry developments, pursue alternative business opportunities or strategic transactions, undertake significant capital projects, undertake significant financing transactions, modify our lease arrangements and otherwise pursue other actions that are not within the Company Operations Plan, even if such actions would constitute appropriate changes to our business and help us attain our financial and other goals, and, as a result, these restrictions may impact our financial condition and results of operations.

Employee retention, motivation and recruitment may be challenging before the completion of the proposed Merger, as employees and prospective employees may experience uncertainty about their future roles with the Company following the consummation of the proposed Merger. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company following the consummation of the proposed Merger, or if an insufficient number of employees are retained to maintain effective operations, our business, financial condition and results of operations could be adversely affected.

The proposed Merger could also cause disruptions to our business or business relationships, which could have an adverse impact on our business, financial condition and results of operations. Parties with which we have business relationships, including customers and suppliers, may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions concerning our products or services, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. Customers, suppliers, vendors, lenders and other business partners may also seek to change existing agreements with us as a result of the proposed Merger. Any such delay or deferral of those decisions or changes in existing agreements could adversely impact our business, regardless of whether the proposed Merger is ultimately consummated. The consummation of the proposed Merger may adversely affect our relationship with our customers, vendors, suppliers, lenders or other business partners.

The pursuit of the proposed Merger and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s time, efforts, resources and attention away from day-to-day business concerns that could have been otherwise beneficial to us could adversely affect our business, financial condition and results of operations.

We could also be subject to litigation related to the proposed Merger, which could prevent or delay the consummation of the proposed Merger or result in significant costs and expenses. It is possible that stockholders may file lawsuits challenging the proposed Merger or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the proposed Merger on the agreed-upon terms, such an injunction may delay the consummation of the proposed Merger in the expected timeframe, or may prevent the proposed Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.

In addition to potential litigation-related expenses, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the proposed Merger is consummated. Payment of these costs, fees and expenses could adversely affect our business, financial condition and results of operations.

Our inability to complete the Merger, or to complete the Merger in a timely manner, including as a result of the failure to obtain stockholder approval to adopt the Merger Agreement, the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger could negatively affect our business, financial condition and results of operations.

The Merger is subject to various closing conditions such as the approval of our stockholders, as well as certain regulatory approvals in the United States and other jurisdictions, among other customary closing conditions. It is possible that our stockholders will not approve the Merger or that a governmental authority may prohibit, enjoin or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, not waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.

If the Merger is not completed for any reason, our stockholders would not receive any payment for their shares in connection with the Merger, and we would remain an independent public company, with our shares continuing to be traded on the New York Stock Exchange. Depending on the circumstances that would have caused the Merger not to be completed, the price of the Class A common stock may decline materially. If that were to occur, it is uncertain when, if ever, the Class A common stock would return to the price levels at which the shares currently trade.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company, including the payment of a termination fee.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to (i) continue to engage in discussions, solicitations or negotiations regarding an Alternative Proposal (as defined in the Merger Agreement), (ii) initiate, solicit, knowingly encourage, knowingly induce or knowingly facilitate (including by way of furnishing information) an Alternative Proposal, (iii) participate or engage in or otherwise knowingly facilitate any discussions or negotiations regarding, or furnish to any person any information or date relating to us or any of our subsidiaries, in connection with an Alternative Proposal, (iv) approve, endorse or recommend an Alternative Proposal or (v) enter into any letter of intent, term sheet, memorandum of understating, merger agreement, acquisition agreement, exchange agreement or any other agreement with respect to an Alternative Proposal or requiring us to abandon, terminate or fail to consummate the Merger or any other transaction contemplated by the Merger Agreement. In addition, before our board of directors withdraws, qualifies or modifies its recommendation of the proposed Merger or terminates the Merger Agreement to enter into a definitive agreement with respect to a competing transaction, Citizen Operating generally has an opportunity to offer to modify the terms of the proposed Merger. In some circumstances, upon termination of the Merger Agreement, we will be required to pay a termination fee equal to $25 million.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the per share consideration payable upon consummation of the proposed Merger, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Exhibit
2.1
Linn Merger Agreement, dated September 24, 2018, by and among Linn Energy, Inc., Roan Resources, Inc. and Linn Merger Sub #2, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 24, 2018)

2.2
Roan Merger Agreement, dated September 24, 2018, by and among Roan Holdings, LLC, Roan Holdings Holdco, LLC, Roan Resource, Inc. and Linn Merger Sub #3, LLC (incorporated by reference to Exhibit 2.2 to Form 8-K filed on September 24, 2018)

2.3
Master Reorganization Agreement, dated September 17, 2018, by and among Linn Energy, Inc., Roan Holdings, LLC, and Roan Resources LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed by Linn Energy, Inc. on September 21, 2018)

2.4
Separation and Distribution Agreement, dated August 7, 2018, by and between Linn Energy, Inc. and Riviera Resources, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed by Linn Energy, Inc. on August 10, 2018)

2.5
Agreement and Plan of Merger, dated July 25, 2018, by and among Linn Energy Inc., New LINN Inc. and Linn Merger Sub #1, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed by Linn Energy, Inc. on July 26, 2018)

2.6
Agreement and Plan of Merger, dated as of October 1, 2019, by and among Citizen Energy Operating, LLC, Citizen Energy Pressburg Inc. and Roan Resources, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 1, 2019)

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

10.1	Amendment No. 1 to Credit Agreement, dated September 16, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on September 23, 2019)
10.2	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 1, 2019)
10.3	Amendment No. 2 to Credit Agreement, dated September 30, 2019 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 1, 2019)
10.4†	Employment Agreement, dated September 29, 2019, between Roan Resources LLC, Roan Resources, Inc. and Rick Gideon (incorporated by reference to Exhibit 10.3 to Form 8-K filed on October 1, 2019)
10.5	Indemnification Agreement, dated September 29, 2019, between Roan Resources, Inc. and Rick Gideon (incorporated by reference to Exhibit 10.4 to Form 8-K filed on October 1, 2019)
10.6	Amendment No. 6 to Credit Agreement, dated October 25, 2019 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 30, 2019)
10.7	Assignment Agreement, dated October 25, 2019, by and between Roan Resources, Inc. and Roan Resources LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 30, 2019)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith
** Furnished herewith
† Compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROAN RESOURCES, INC.

Date:	November 6, 2019	/s/ Richard Gideon
Richard Gideon
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2019	/s/ David M. Edwards
David M. Edwards
Chief Financial Officer
(Principal Financial Officer)